Form 10-Q
period 1996-03-31
DIGNITY PARTNERS INC
filed 1996-05-14
CIK 1002813

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-27736


                            DIGNITY PARTNERS, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                              94-3165263
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)              Identification Number)

  1700 MONTGOMERY STREET, SUITE 250
       SAN FRANCISCO, CALIFORNIA                     94111
(Address of principal executive offices)          (Zip Code)

                                (415) 394-9467
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 30, 1996, there were 4,291,824 shares of the registrant's Common Stock outstanding.

                             DIGNITY PARTNERS, INC.

                                     INDEX

                                                                          Page #
                                                                          ------
  Part I

  Item 1.  Financial Statements:

           Consolidated Balance Sheets
             March 31, 1996 and December 31, 1995                              1

           Consolidated Statements of Operations for the
            Three Months Ended March 31, 1996 and 1995                         2

           Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1996 and 1995                         3

           Condensed Notes to Consolidated Financial Statements            4  -  6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7  -  11

  Part II

  Item 4.  Submission of Matters to a Vote of Securityholders                 11

  Item 6.  Exhibits and Reports on Form 8-K                                   11

  Signatures                                                                  12


                                      (i)

                            DIGNITY PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1996 and December 31, 1995

                                                                                 March 31,   December 31,
           ASSETS                                                                  1996         1995
                                                                                 ---------   ------------
Cash and cash equivalents (note 2)                                              $15,539,351  $ 1,056,611
Restricted cash                                                                   5,097,437    4,566,845
Marketable securities (note 2)                                                    4,210,229           --
Matured policies receivable                                                       1,831,989    1,652,921
Purchased life insurance policies (note 3)                                       56,307,028   48,938,098
Furniture and equipment, net of accumulated depreciation of
              $64,552 and $61,349, respectively                                     114,274      130,532
Deferred financing costs, net of accumulated amortization of
              $539,755 and $451,961, respectively                                   965,748    1,043,541
IPO financing costs (note 2)                                                             --      750,000
Other assets                                                                        238,951       87,079
                                                                                -----------  -----------
              Total assets                                                      $84,305,007  $58,225,627
                                                                                ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                $   330,848  $   329,827
Accounts payable                                                                    198,550      377,204
IPO financing costs payable (note 2)                                                500,000      306,900
Payable to related party (note 2)                                                        --    1,482,170
Accrued compensation payable (note 2)                                                50,480      849,148
Unearned income                                                                     787,545      715,883
Payable for policies purchased                                                    1,053,691      376,020
Other short term debt (note 2)                                                           --    1,162,170
Long term notes payable  (note 4)                                                44,005,138   39,105,138
Other long term debt (note 2)                                                            --    1,444,270
Deferred income taxes                                                               711,609      531,711
                                                                                -----------  -----------
              Total liabilities                                                  47,637,861   46,680,441
                                                                                -----------  -----------
Minority interest of limited partners in investment partnership                   6,145,235    6,679,582
                                                                                -----------  -----------
Stockholders' equity:
              Preferred stock, $0.01 par value; 2,000,000 authorized shares:
                   Convertible Preferred Stock, 135,000 authorized shares,
                   0 and 34,880 shares, respectively,
                   issued and outstanding (note 2)                                       --    3,488,013
              Common stock, $0.01 par value; 15,000,000 authorized shares,
                   4,291,824 and 1,589,324 shares, respectively,
                   issued and outstanding (note 2)                                   42,918       15,893
              Additional paid-in-capital                                         29,493,372      669,594
              Retained earnings                                                     985,621      692,104
                                                                                -----------  -----------
              Total stockholders' equity                                         30,521,911    4,865,604
                                                                                -----------  -----------
              Total liabilities and stockholders' equity                        $84,305,007  $58,225,627
                                                                                ===========  ===========

    See accompanying condensed notes to consolidated financial statements.

                            DIGNITY PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended  March 31, 1996 and 1995

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                   1996        1995
                                                                                 --------    --------
Income:
   Earned discounts on life insurance policies                                  $1,812,601  $1,637,468
   Interest income                                                                 174,994      41,594
   Other                                                                           130,726      32,101
                                                                                ----------  ----------
        Total income                                                             2,118,321   1,711,163

Expenses:
   Interest expense                                                              1,007,753     705,680
   Compensation and benefits                                                       319,035     153,569
   Other general and administrative expenses                                       220,376     137,953
   Amortization                                                                     87,793      61,468
   Depreciation                                                                      9,949       7,787
   Consulting fees                                                                      --       9,622
                                                                                ----------  ----------
        Total expenses                                                           1,644,906   1,076,079
                                                                                ----------  ----------
        Income before income taxes and minority interest                           473,415     635,084

Income tax expense                                                                (179,898)   (134,652)

Minority interest of limited partners in earnings of  investment partnership            --    (367,299)
                                                                                ----------  ----------
        Net income                                                              $  293,517  $  133,133
                                                                                ==========  ==========

Net income per share (note 1)                                                         0.10        0.07

Weighted average number of shares of common stock and
 common stock equivalents outstanding (note 1)                                   3,089,467   1,901,870

    See accompanying condensed notes to consolidated financial statements.

                            DIGNITY PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1996 and 1995


                                                                       Three Months Ended
                                                                            March 31,
                                                                        1996             1995
                                                                      --------         --------
Cash flows for operating activities:
   Net income                                                         $   293,517       133,133
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                      97,742        69,255
        Write-off of furniture and equipment                               12,303            --
        Increase in accounts receivable                                   (28,174)           --
        Earned discounts on insurance policies                         (1,812,601)   (1,637,468)
        Purchase of life insurance policies                            (9,640,408)   (6,169,749)
        Collections on life insurance policies                          4,610,856     3,060,920
        Increase in unearned income                                        71,662        29,866
        Increase in other assets                                         (151,872)      (12,732)
        Increase in deferred taxes                                        179,898       134,652
        Increase in accrued expenses                                        1,021        77,152
        Increase (decrease) in accounts payable                          (178,654)       71,635
        Increase in IPO financing costs payable                           193,100            --
        Increase (decrease) in payable to related party                (1,482,170)      148,772
        Increase (decrease) in accrued compensation payable              (798,668)       86,250
        Income applicable to minority interest                                 --       367,299
                                                                      -----------   -----------
                Net cash used by operating activities                  (8,632,448)   (3,641,015)
                                                                      -----------   -----------
Cash flows used for investing activities:
   Purchase of furniture and equipment                                     (5,994)       (3,385)
   Additions to restricted cash                                          (530,592)   (2,587,723)
   Additions to marketable securities                                  (4,210,229)           --
                                                                      -----------   -----------

                Net cash used for investing activities                 (4,746,815)   (2,591,108)
                                                                      -----------   -----------
Cash flows from financing activities:
   Proceeds from long term notes payable                                4,900,000    24,317,762
   Proceeds from other long term debt                                   2,065,025     6,685,000
   Principal payments on other long term debt                          (3,509,295)  (22,902,345)
   Distributions to limited partners                                     (534,347)     (882,659)
   Principal payment on loan from stockholder                          (1,162,170)           --
   Net proceeds from issuances of common stock                         25,362,790            --
   Increase in financing costs                                            (10,000)     (563,591)
   Reimbursement of IPO financing costs                                   750,000            --
                                                                      -----------   -----------
                Net cash provided by financing activities              27,862,003     6,654,167
                                                                      -----------   -----------
                Net increase in cash and cash equivalents              14,482,740       422,044

Cash and cash equivalents, beginning of period                          1,056,611        30,561
                                                                      -----------   -----------
Cash and cash equivalents, end of period                              $15,539,351       452,605
                                                                      ===========   ===========
Supplemental disclosure of cash flow information:
   State taxes paid                                                   $     5,693  $      2,450
                                                                      ===========   ===========
   Cash paid for interest                                             $ 1,006,732  $    421,631
                                                                      ===========   ===========

    See accompanying condensed notes to consolidated financial statements.

                             DIGNITY PARTNERS, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited consolidated financial statements of Dignity Partners, Inc. and its consolidated entities ("Dignity Partners" or the "Company") as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire 1996 fiscal year. The balance sheet as of December 31, 1995 has been derived from the audited financial statements of the Company. The statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K").

          Net income per share is calculated on the primary basis using the average number of common stock and common stock equivalents outstanding. Common Stock equivalents include employee stock options and shares issuable upon the conversion into Common Stock of outstanding shares of the Company's Convertible Cumulative Pay-in-Kind Preferred Stock (the "Convertible Preferred Stock"). The outstanding shares of Convertible Preferred Stock were not actually converted into Common Stock until February 1996. See Note 2 of Condensed Notes to Consolidated Financial Statements.

2.   THE INITIAL PUBLIC OFFERING

     In February 1996, the Company completed an initial public offering of an aggregate of 2,702,500 shares of its Common Stock at the public offering price of $12.00 per share. Of such shares, 2,381,356 shares were issued and sold by the Company and 321,144 shares (representing all shares issuable and issued pursuant to the conversion in full of the Convertible Preferred Stock) were sold by Bradley Rotter, a director and Chairman of the Board of Directors of the Company. The Company did not receive any proceeds of the shares sold by Bradley Rotter. The Company received the following proceeds from the offering and such proceeds were used for the following purposes:


    Proceeds:
      Proceeds net of underwriters' discount    26,575,933
      Estimated offering expenses                1,213,143
                                                ----------
        Net proceeds                                         25,362,790
                                                             ----------
    Payments:
      Payments to related party                  2,191,007
      Accrued and unpaid salaries (a)              833,750
      Taxes on accrued and unpaid salaries          20,187
      Short term debt                            1,162,170
      Other long term debt                       3,234,033
                                                ----------
       Total payments                                         7,441,147
                                                              ----------

- ----------
(a) Represents accrued and unpaid salaries owed to executive officers of the Company for services rendered during 1993, 1994 and the first nine months of 1995. See the Form 10-K for further information.

     The $17,921,643 of remaining proceeds have been and will be used for policy purchases and to fund working capital requirements. Pending use for such purposes, remaining proceeds have been invested in short term securities (less than three months) and marketable securities (less than one year) primarily consisting of grade BBB or better commercial paper, commercial notes and government securities. Short term securities (included in cash and cash equivalents) and marketable securities are stated at cost on the balance sheet. Market values of these securities approximate cost due to the short maturity periods.

            Changes in stockholders' equity during the first quarter of 1996, which are due in large part to the initial public offering, reflected the following:


Stockholders' equity, beginning of period         4,865,604
 Conversion of preferred stock                   (3,488,013)(a)
 Issuance of common stock                            27,025
 Additional paid-in-capital                      28,823,778
 Net income                                         293,517
                                                 ----------
Stockholders' equity, end of period              30,521,911

- ----------
(a) As a result of the conversion, the amount previously attributable to Convertible Preferred Stock was transferred to common stock and additional-paid-in capital.

3. PURCHASED LIFE INSURANCE POLICIES

     Purchased life insurance policies consist of:

                                                                 MARCH 31,   DECEMBER 31,
                                                                -----------  ------------
                                                                    1996          1995
                                                                -----------   -----------
     Capitalized costs of purchased
      life insurance policies                                   $47,603,385   $41,235,153
     Earned discount                                              8,703,643     7,702,945
                                                                -----------   -----------
     Purchased life insurance policies                          $56,307,028   $48,938,098
                                                                ===========   ===========

      Purchased life insurance policies included in the above table, for which the discount has been fully earned, but for which the Company has not yet received notification of the insured's death, consist of:

                                           MARCH 31,   DECEMBER 31,
                                          -----------  ------------
                                             1996          1995
                                          -----------  ------------
     Capitalized costs of purchased
      life insurance policies             $ 9,602,390   $ 8,272,836
     Earned discount                        2,942,925     2,498,404
                                          -----------   -----------
     Included in purchased life
      insurance policies                  $12,545,315   $10,771,240
                                          ===========   ===========

     At March 31, 1996, the Company had remaining unearned discounts of $10,353,921, to be recognized as income in future periods, on policies for which the Accrual Periods (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operation") end after March 31, 1996. Based on remaining Accrual Periods applicable as of March 31, 1996, this income will be recognized in future periods as follows:

                                             INCOME TO BE
                                            RECOGNIZED FROM
                                            EARNED DISCOUNT
                                           IN THE PERIOD (a)
                                           -----------------
         9 month period ending 12/31/96           4,866,651
        12 month period ending 12/31/97           3,266,834
        12 month period ending 12/31/98           1,285,777
        12 month period ending 12/31/99             636,480
        12 month period ending 12/31/00             198,888
        12 month period ending 12/31/01              97,908
        12 month period ending 12/31/02               1,383
                                                -----------
        Total                                   $10,353,921
                                                -----------

- ----------
(a) These figures have been calculated using the method described in Note 1(d) of the Consolidated Financial Statements included in the Form 10-K and will change if the Accrual Periods or capitalized costs change in future periods.

 4.  LONG TERM NOTES PAYABLE

     The Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") issued by Dignity Partners Funding Corp. I ("DPFC"), the Company's wholly-owned special purpose subsidiary, provide for a maximum lending commitment of $50 million. Borrowings under the Securitized Notes are included on the balance sheet as long term notes payable. The holders of the Securitized Notes have the right to (i) reduce the maximum lending commitment to the outstanding principal amount and/or (ii) declare an early amortization event because the outstanding principal amount of the Securitized Notes was less than $50 million as of April 1996. The holders of the Securitized Notes have not reduced the maximum commitment amount or declared an early amortization event; however, there can be no assurance that the holders will not take either or both of those actions. Principal payments on the Securitized Notes is scheduled to begin in September 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 1996 and of the results of operations for the Company for the three months ended March 31, 1996 and 1995, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

OVERVIEW

     The Company is a specialty financial services company that provides viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and the right to receive the death benefit from, a life insurance policy.

          The Company recognizes income ("earned discount") on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the policy's face value (the "Accrual Period"), the difference (the "unearned discount") between (a) the face value of the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. The carrying value for each policy is reflected on the Company's consolidated balance sheet under "purchased life insurance policies" and consists of the purchase price, other capitalized costs and the earned discount on the policy accrued to the balance sheet date. See the Form 10-K for further information regarding capitalized costs of policies, determination of Accrual Periods and changes thereto over time.

     The Company's financial statements consolidate the assets, liabilities and operations of DPFC, the Company's wholly-owned special purpose subsidiary through which the Company issued the Securitized Notes. See Note 4 of Condensed Notes to Consolidated Financial Statements. In addition, the assets, liabilities and operations of Dignity Viatical Settlement Partners, L.P. ("Dignity Viatical") are consolidated with those of the Company in the consolidated financial statements. Dignity Viatical is a closely-held limited partnership, of which Dignity Partners serves as sole general partner, formed in 1993 to fund purchases of life insurance policies. See the Form 10-K for further information regarding DPFC and Dignity Viatical.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995.

     Earned Discounts on Life Insurance Policies. Earned discounts on life insurance policies increased 11% from $1.6 million for the first quarter 1995 to $1.8 million for the first quarter 1996, primarily as a result of the Company recognizing income on a larger portfolio of policies. The Company purchased 148 policies with an aggregate face value of $13.0 million during the quarter ended March 31, 1996 (including 58 policies with a face value of $5.2 million as part of a portfolio purchase in January 1996) compared to the purchase of 99 policies with an aggregate face value of $7.9 million during 1995. The weighted average Accrual Period of the policies purchased was 27.5 months and 24.9 months, respectively, for the first quarter of 1996 and 1995.

     Despite establishing a quarterly record in the first quarter of 1996 for the purchase in face value of policies, the growth in earned discounts was tempered by relatively high prices for policies purchased during the first quarter of 1996. Competition contributed to the higher prices the Company paid for policies. In addition, the Company believes that its medical consultants may be providing relatively longer life expectancy estimates for policies recently purchased. Because the Company has not decreased its prices fully to reflect such relatively longer life expectancy estimates, the result is the appearance of relatively higher prices. Policies which have longer life expectancy estimates have longer Accrual Periods resulting in a smaller amount of earned discounts being accrued in any period. The effect of such relative price differential was that the estimated original yield for policies purchased by the Company during the first quarter of 1996 was 12.0% compared to 16.5% for the first quarter of 1995 and 15.4% for the full year 1995.

     Interest Income. Interest income increased dramatically for the 1996 quarter as a result of the investment of the initial public offering proceeds in short term securities and marketable securities. As such funds are used to purchase life insurance policies and for other working capital requirements, interest income will decrease. See Note 2 of Condensed Notes to Consolidated Financial Statements.

     Other Income. Elements of other income include the collections on policies of dividends, interest, paid-up cash values, increases in face value of matured policies and reimbursements of premiums on matured policies. Other income increased during the first quarter of 1996 due to collections on a larger portfolio and a $50,000 increase in face value on one policy.

     Interest Expense. Interest expense in the first quarter of 1996 increased 43% relative to the first quarter of 1995 as a result of the higher level of portfolio purchases and the relative increase in borrowings used to fund those purchases. Interest rates on the Securitized Notes decreased to 9.2% in the first quarter of 1996 from 9.5% in the first quarter of 1995. However, average borrowings under the Securitized Notes were $40.1 million in the first quarter of 1996 compared to $7.7 million in the first quarter of 1995. Borrowings under the Company's $20 million secured revolving credit facility (the "TransAmerica Facility") bore a dollar weighted interest rate of 13.8% and 11.9% in the first quarter of 1996 and 1995, respectively. However, as a result of repayment of borrowings under the TransAmerica Facility in February 1996, average borrowings were $1.1 million in the first quarter of 1996 compared to $13.9 million in the first quarter of 1995. See the Form 10-K for further descriptions of the terms of the Securitized Notes and the TransAmerica Facility.

     Compensation and Benefits. Compensation and benefits increased 107.7% due to the hiring of additional personnel to handle the administrative tasks relating to the Company's increased portfolio and non-broker referral business and to support the Company's past and planned growth. However, first quarter 1996 compensation and related benefits were $319,035 compared to $298,948 in the fourth quarter of 1995, reflecting an increase of only 6.7%. The Company anticipates hiring a few additional personnel in 1996 to accommodate its increased purchasing activity.

     Other General and Administrative Expenses. Other general and administrative expenses increased 59.7% from the 1995 quarter to the 1996 quarter, following generally the 49% growth in the number of policies purchased by the Company. The first quarter of 1996 includes $30,000 aggregate increases in expenses for legal, accounting, insurance and advertising, in part as a result of being a public company. The Company also continues to increase the amount of policies received through non-broker sources. In connection with the review of such policies, certain costs traditionally borne by the Company's sourcing brokers, such as the costs of obtaining medical records and insurance information, are incurred by the Company. These costs are not capitalized even if the policy is purchased and are expensed as other general and administrative expenses.

     Income Tax Expense. Income tax expense increased 33.6% from the 1995 quarter to the 1996 quarter. The increase is primarily the result of the Company's increased profitability after minority interest of limited partners in earnings of investment partnership. The increase was offset by the decrease in the effective income tax rate from 50.3% to 38.1% for the 1995 and 1996 period, respectively, primarily due to the over estimate of taxes in early 1995.

     Minority Interest of Limited Partners in Earnings of Investment Partnership. All earned discounts attributable to the limited partners of Dignity Viatical had been fully accrued by December 31, 1995 (assuming no changes to the Accrual Periods applicable to policies purchased by Dignity Viatical) and, therefore, minority interest of limited partners in earnings of investment partnership was zero for the first quarter of 1996 compared to $367,000 for the first quarter of 1995. The Company expects such minority interest to be zero for all subsequent periods. In February 1996, Dignity Partners entered into an agreement with the limited partners of Dignity Viatical to use best efforts to sell on terms reasonably acceptable to the limited partners, the policies owned by Dignity Viatical. Requests for offers have been sent out to prospective buyers. Closed bids are to be returned by May 30, 1996. The Company has not yet decided whether it will bid on such policies.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for capital has been, and will continue to be the funding of policy purchases. The purchase of life insurance policies requires significant capital resources and the Company's future operating results will be directly related to the availability and cost of its capital funds for the purchase of policies. Prior to its initial public offering, the amount of policies that the Company was able to purchase, and the timing of such purchases, was determined primarily by the availability and cost of external financing. The major source of funding at present is the net proceeds of the initial public offering and amounts available under the Securitized Notes. Once the proceeds of the initial public offering are expended, the major source of funding is expected to be borrowings under the TransAmerica Facility. The TransAmerica Facility was repaid in full in February 1996 with the proceeds of the initial public offering. As of March 31, 1996, the maximum available borrowings were $6.0 million under the Securitized Notes and $20.0 million under the TransAmerica Facility.

     The Securitized Notes currently provide for a maximum lending commitment of $50 million and, prior to amortization, permit proceeds of collected policies which serve as collateral for the Securitized Notes to be used to purchase additional policies. However, because the outstanding principal amount of the Securitized Notes was less than $50 million in April 1996, the holders thereof have the right to reduce the commitment amount to the outstanding principal amount of the Securitized Notes and/or to declare an early amortization event. Although the holders of the Securitized Notes thus far have not reduced the commitment amount or declared an early amortization event, there can be no assurance they will not take either or both of those actions. As of May 13, 1996, the outstanding principal amount of the Securitized Notes was $45.5 million. Therefore, as of such date, the availability of the additional commitment amount of $4.5 million would not have been available if the lenders of the Securitized Notes had reduced the commitment amount.

     In addition, an early amortization event will occur if, among other things, the Overcollateralization Percentage (as defined in the Form 10-K) is less than 120% on four consecutive weekly calculation dates. The Company believes it is likely that the Overcollateralization Percentage will drop below 120% during May 1996 and will remain below 120% for four consecutive weekly calculation dates. Therefore, the Company believes that an early amortization event will occur in June 1996, with the result that principal repayments on the Securitized Notes will begin in July 1996. If no early amortization event occurs, principal repayments will begin in September 1996. Principal repayments on the Securitized Notes are made from collections on policies pledged to secure the payment thereof and would not require the Company to expend cash or obtain financing to satisfy such principal repayments.

     Once amortization of the Securitized Notes begins, the Company will be unable to borrow additional principal amounts under the Securitized Notes and will be unable to use proceeds of collected pledged policies to purchase additional policies. While the timing of future policy collections cannot be determined, during the first quarter of 1996 proceeds of collected pledged policies aggregated $3.6 million.

     The Company expects that the proceeds of its initial public offering, proceeds of collected policies and borrowings under the TransAmerica Facility and the Securitized Notes will be sufficient to fund expansion of the Company's business through the third quarter of 1996, at which time the Company will require additional financing to continue to increase its policy purchases. If, however, an early amortization event under the Securitized Notes occurs, the Company may need to seek additional financing somewhat earlier. The Company has no specific plans or arrangements for additional financing.

     The Company's cash requirements have been and will continue to be significant in order to finance its policy purchases. As a result of accruing income on each purchased policy prior to collecting the face value, the amount of earned discount recognized is not directly related to the collection of cash by the Company on the policies. Net cash flows used for operating activities reflect net income adjusted to reflect purchases of and collections on policies, depreciation and amortization, earned discounts on life insurance policies, increases or decreases in unearned income, assets and various expenses and income applicable to minority interest. The Company's net cash used by operating activities was $8.6 and $3.6 million for the first quarter of 1996 and 1995, respectively, reflecting the Company's growing net investment in life insurance policies. Net cash provided by financing activities, which includes primarily net proceeds generated from the issuance of common stock, along with the proceeds and repayments of indebtedness, was $27.9 and $6.7 million for the first quarter of 1996 and 1995, respectively. The increase in 1996 is attributable to the Company's receipt and partial application of the net proceeds of the initial public offering. Remaining net proceeds of the offering have been invested in short term securities and marketable securities. See Note 2 of Condensed Notes to Consolidated Financial Statements.


PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Securityholders

      On January 12, 1996, in anticipation of the Company's initial public offering, the stockholders of the Company, by unanimous written consent without a meeting, approved an amendment to the Company's Amended and Restated Certificate of Incorporation which effected a reverse stock split pursuant to which each outstanding share of Common Stock was converted into
   0.7175 of a share of Common Stock.

   On February 3, 1996, also in anticipation of the Company's initial public offering, the stockholders of the Company, by unanimous written consent without a meeting, approved (i) an amendment and restatement of the Company's Amended and Restated Certificate of Incorporation and by-laws to provide for, among other things, a classified board, revised indemnification provisions and procedures for submission by stockholders of matters at stockholders' meetings; (ii) the election as directors for specified terms of Bradley N. Rotter (Class 1, term expiring in 1996), Alan B. Perper (Class 2, term expiring in 1997) and John Ward Rotter (Class 3, term expiring in 1998); and
   (iii) the Company's 1995 Stock Option Plan and Stock Option Plan for Non-Employee Directors.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits.

         Number        Description
         ------        -----------
           27          Financial Data Schedule


   (b) Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarter ended March 31, 1996:


Date                      Item Reported      Matter Reported
- ----                      -------------      ---------------
March 13, 1995                5              Text of Press Release dated March 13, 1996
                                             regarding results of operations for 1995 and
                                             audited financial statements as of December 31,
                                             1994 and 1995 and for the periods ended
                                             December 31, 1993, 1994 and 1995 with an independent
                                             auditor's report dated March 11, 1996.

March 15, 1996                5              Text of Press Release dated March 15, 1996
                                             supplementing the press release dated March 13, 1996.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DIGNITY  PARTNERS, INC.



DATED:  May 14, 1996                    S/ ALAN B. PERPER
                                        ---------------------------
                                        ALAN  B.  PERPER
                                        President
                                        (Duly Authorized Officer)


DATED:  May 14, 1996                    S/ JOHN WARD ROTTER
                                        -------------------------
                                        JOHN WARD ROTTER
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)