Form 10-Q
period 1996-06-30
DIGNITY PARTNERS INC
filed 1996-08-14
CIK 1002813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       June 30, 1996
                                     -------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At July 31, 1996, there were 4,291,824 shares of the registrant's
Common Stock outstanding.

                             DIGNITY PARTNERS, INC.


                                      INDEX



                                                                 Page #
                                                                 ------

Part I
- ------

Item 1.  Financial Statements:

            Consolidated Balance Sheets
                June 30, 1996 and December 31, 1995                 1

            Consolidated Statements of Operations for the
                Three Months and Six Months Ended
                June 30, 1996 and 1995                              2

            Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1996 and 1995             3

            Condensed Notes to Consolidated
                Financial Statements                             4  -  8



Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  9  -  13


Part II
- -------

Item 4.  Submission of Matters to a Vote of Security Holders        13

Item 5.  Other Information                                          13

Item 6.  Exhibits and Reports on Form 8-K                           13


Signatures                                                          14
- ----------

                                       (i)

                              DIGNITY PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995

                                                    June 30,    December 31,
                                                      1996          1995
                ASSETS                           -------------  -------------



Cash and cash equivalents (note 2)               $   6,499,714  $   1,056,611
Restricted cash                                      5,374,241      4,566,845
Marketable securities (note 2)                       4,107,502            ---
Matured policies receivable                          1,719,197      1,652,921
Purchased life insurance policies (note 3)          61,861,548     48,938,098
Furniture and equipment, net of accumulated
      depreciation of $74,570 and
      $61,349, respectively                            105,038        130,532
Deferred financing costs, net of accumulated
      amortization of $631,527 and
      $451,961, respectively                           951,975      1,043,541
IPO financing costs (note 2)                               ---        750,000
Other assets                                           247,424         87,079
                                                   ------------  ------------
      Total assets                               $  80,866,639  $  58,225,627
                                                   ============  ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                 $     233,707  $     329,827
Accounts payable                                       267,690        377,204
IPO financing costs payable (note 2)                       ---        306,900
Payable to related party (note 2)                          ---      1,482,170
Accrued compensation payable (note 2)                  111,189        849,148
Unearned income                                        802,471        715,883
Payable for policies purchased                         335,710        376,020
Other short term debt (note 2)                             ---      1,162,170
Long term notes payable (note 4)                    45,480,138     39,105,138
Other long term debt (note 2 and 6a)                 2,109,773      1,444,270
Deferred income taxes                                  899,223        531,711
                                                   ------------  ------------
      Total liabilities                             50,239,901     46,680,441
                                                   ------------  ------------
Minority interest of limited partners in
     investment partnership (note 5)                       ---      6,679,582
                                                   ------------  ------------
Stockholders' equity:
      Preferred stock, $0.01 par value;
          2,000,000 authorized shares:
          Convertible Preferred Stock,
          135,000 authorized shares,
          0 and 34,880 shares, respectively,
          issued and outstanding (note 2)                  ---      3,488,013
      Common stock, $0.01 par value;
          15,000,000 authorized shares,
          4,291,824 and 1,589,324 shares,
          respectively, issued and
          outstanding (note 2)                          42,918         15,893
      Additional paid-in-capital                    29,404,550        669,594
      Retained earnings                              1,179,270        692,104
                                                   ------------  ------------
      Total stockholders' equity                    30,626,738      4,865,604
                                                   ------------  ------------
      Total liabilities and
          stockholders' equity                   $  80,866,639  $  58,225,627
                                                   ============  ============

     See accompanying condensed notes to consolidated financial statements.

                             DIGNITY PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1996 and 1995

                                    Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                     1996       1995         1996       1995
                                   ---------  ---------    ---------  ---------
Income:
  Earned discounts on
     life insurance policies      $1,884,431 $1,699,876   $3,697,032 $3,337,344
  Interest income                    281,919     68,928      456,913    110,522
  Other                               35,924     45,448      166,650     77,549
                                   ---------  ---------    ---------  ---------
     Total income                  2,202,274  1,814,252    4,320,595  3,525,415

Expenses:
  Interest expense                   967,185    769,224    1,974,938  1,474,904
  Compensation and benefits          305,618    191,961      624,653    345,530
  Other general and
     administrative expenses         446,417    168,944      666,793    306,897
  Amortization                        91,773     63,923      179,566    125,391
  Depreciation                        10,018      8,010       19,967     15,797
  Consulting fees                        ---        ---          ---      9,622
                                   ---------  ---------    ---------  ---------
     Total expenses                1,821,011  1,202,062    3,465,917  2,278,141
                                   ---------  ---------    ---------  ---------
     Income before income taxes
          and minority interest      381,263    612,190      854,678  1,247,274

Income tax expense                  (187,614)  (145,874)    (367,512)  (280,526)

Minority interest of limited
  partners in earnings of
  investment partnership (note 5)        ---   (252,228)         ---   (619,527)
                                   ---------  ---------    ---------  ---------
     Net income                   $  193,649 $  214,088   $ 487,166  $  347,221
                                   =========  =========    =========  =========

Net income per share (note 1)           0.05       0.11        0.13        0.18

Weighted average number of
  shares of common stock
  and common stock equivalents
  outstanding (note 1)             4,291,824  1,901,870    3,686,686  1,901,870

     See accompanying condensed notes to consolidated financial statements.

                             DIGNITY PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995

                                                        Six Months Ended
                                                            June 30,
                                                      1996           1995
                                                  ------------   ------------

Cash flows for operating activities:
 Net income                                       $    487,166   $    347,221
 Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                      199,533        141,188
    Write-off of furniture and equipment                12,303            ---
    Earned discounts on insurance policies          (3,697,032)    (3,337,344)
    Purchase of life insurance policies            (19,072,306)   (12,371,904)
    Collections on life insurance policies           8,730,316      6,543,041
    Increase in unearned income                         86,588        144,486
    Decrease (increase) in other assets               (160,345)         1,001
    Increase in deferred taxes                         367,512        280,526
    Increase (decrease) in accrued expenses            (96,120)        69,367
    Increase (decrease) in accounts payable           (109,514)        23,425
    Decrease in IPO financing costs payable           (306,900)           ---
    Increase (decrease) in payable to related
      party                                         (1,482,170)       297,544
    Increase (decrease) in accrued compensation
      payable                                         (737,959)       172,500
    Income applicable to minority interest                 ---        619,527
                                                  ------------   -------------
          Net cash used by operating activities    (15,778,928)    (7,069,422)
                                                  ------------   ------------
Cash flows used for investing activities:
 Purchase of furniture and equipment                    (6,776)        (9,948)
 Additions to restricted cash                         (807,396)    (3,418,588)
 Additions to marketable securities                 (4,107,502)           ---
                                                  ------------   ------------
          Net cash used for investing activities    (4,921,674)    (3,428,536)
                                                  ------------   ------------
Cash flows from financing activities:
 Proceeds from long term notes payable               6,375,000     31,366,781
 Proceeds from other long term debt                  4,275,024     12,911,070
 Principal payments on other long term debt         (3,609,521)   (29,943,015)
 Distribution to limited partners                     (783,313)    (2,223,679)
 Purchase of limited partners' interest in
    investment partnership                          (4,887,283)           ---
 Principal payment on loan from stockholder         (1,162,170)           ---
 Net proceeds from issuances of common stock        25,273,968            ---
 Increase in financing costs                           (88,000)      (570,510)
 Reimbursement of IPO financing costs                  750,000            ---
                                                  ------------   ------------
          Net cash provided by financing
               activities                           26,143,705     11,540,647
                                                  ------------   ------------
          Net increase in cash and
               cash equivalents                      5,443,103      1,042,689

Cash and cash equivalents, beginning of period       1,056,611         30,561
                                                  ------------   ------------
Cash and cash equivalents, end of period          $  6,499,714   $  1,073,250
                                                  ============   ============
Supplemental disclosure of cash flow information:

 State taxes paid                                 $      5,693   $        ---
                                                  ============   ============
 Cash paid for interest                           $  2,071,058   $  1,138,275
                                                  ============   ============

     See accompanying condensed notes to consolidated financial statements

                             DIGNITY PARTNERS, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Dignity Partners, Inc. and its consolidated entities ("Dignity Partners" or the "Company") as of June 30, 1996 and for the three and six month periods ended June 30,1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire 1996 fiscal year. The balance sheet as of December 31, 1995 has been derived from the audited financial statements of the Company. The statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K").

     Net income per share is calculated on the primary basis using the average number of common stock and common stock equivalents outstanding. Common Stock equivalents include employee stock options and shares issuable upon the conversion into Common Stock of outstanding shares of the Company's Convertible Cumulative Pay-in-Kind Preferred Stock (the "Convertible Preferred Stock"). The outstanding shares of Convertible Preferred Stock were not actually converted into Common Stock until February 1996. See Note 2.

2.   THE INITIAL PUBLIC OFFERING

     In February 1996, the Company completed an initial public offering of an aggregate of 2,702,500 shares of its Common Stock at the public offering price of $12.00 per share. Of such shares, 2,381,356 shares were issued and sold by the Company and 321,144 shares (representing all shares issuable and issued pursuant to the conversion in full of the Convertible Preferred Stock) were sold by Bradley Rotter, a director and Chairman of the Board of Directors of the Company. The Company did not receive any proceeds of the shares sold by Bradley Rotter. The Company received the following proceeds from the offering and, through June 30, 1996, such proceeds had been applied for the following purposes:

    Proceeds:
         Proceeds net of underwriters' discount     $26,575,933
         Less offering expenses                       1,301,965
                                                    -----------
       Net proceeds                                               $25,273,968
                                                                  ===========
    Uses:
         Policy purchases                           $13,388,917
         Payments to related party                    2,191,007
         Accrued and unpaid salaries (a)                833,750
         Taxes on accrued and unpaid salaries            20,187
         Short term debt                              1,162,170
         Other long term debt                         3,234,033
                                                    -----------
       Total uses                                                 $20,830,064
                                                                  ===========


(a) Represents accrued and unpaid salaries owed to executive officers of the Company for services rendered during 1993, 1994 and the first nine months of 1995. See the Form 10-K for further information.

     At the International AIDS Conference held in Vancouver, British Columbia in July 1996, the results from a number of studies were reported which appeared to indicate that treatments involving a combination of various drugs were reducing substantially, and perhaps eradicating, the levels of the Human Immunodeficiency Virus (HIV) detectable in the blood of persons previously diagnosed with HIV and AIDS. On July 16, 1996, following the reports from the conference, the Company announced that it was temporarily ceasing the processing of new applications to purchase policies insuring the lives of individuals diagnosed with HIV and AIDS while it further analyzed the research results reported at the conference. In excess of 95% of the Company's historical purchases have involved policies insuring the lives of individuals with HIV or AIDS. The Company continues to analyze the effects of such research results on its business and, in particular, purchases by the Company of policies, levels of expenses, the timing of collections on owned policies and the appropriateness of the Accrual Periods (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations") over which the Company recognizes and the methodology the Company uses to recognize income or "earned discounts." Until such analysis is completed, the Company will not be using the proceeds remaining from the offering (approximately $4.4 million at June 30, 1996 and $1.4 million at July 31, 1996) or other funds to purchase life insurance policies insuring the lives of individuals with HIV or AIDS. However, the Company is continuing to use such proceeds and other funds to purchase policies insuring individuals with HIV or AIDS for which it has contractual commitments (which the Company estimates are $4 million at July 31, 1996). The Company cannot determine what portion of such policies will ultimately not be purchased, whether because of death, rescission by the client or for other reasons. The Company is also continuing to use proceeds from the offering and other funds to purchase policies insuring individuals with other terminal illnesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." Pending a determination as to the course of action in the light of these recent developments, the Company will invest any remaining proceeds not otherwise required to be used for policy purchases or other working capital needs in short term securities (less than three months) and marketable securities (greater than three months but less than one year) primarily consisting of grade BBB or better commercial paper, commercial notes and government securities. Short term securities (included in cash and cash equivalents) and marketable securities are stated at cost on the balance sheet. Market values of these securities approximate cost due to the short maturity periods.

     Changes in stockholders' equity during the first half of 1996, which are due in large part to the initial public offering, reflected the following:


     Stockholders' equity, beginning of period              $   4,865,604
            Conversion of preferred stock                      (3,488,013) (a)
            Issuance of common stock                               27,025
            Additional paid-in-capital                         28,734,956
            Net income                                            487,166
                                                             ------------
     Stockholders' equity, end of period                     $ 30,626,738
                                                             ============

(a) As a  result  of the  conversion,  the  amount  previously  attributable  to
  Convertible   Preferred   Stock   was   transferred   to   common   stock  and
  additional-paid-in capital.

3.   PURCHASED LIFE INSURANCE POLICIES

     Purchased life insurance policies consist of:

                                               June 30,         December 31,
                                                 1996               1995
                                             -----------        -----------
     Capitalized costs of purchased
          life insurance policies            $54,212,109         $41,235,153
     Earned discount                           8,385,109           7,702,945
     Unearned discount for Dignity Viatical     (735,670)                 --
                                             -----------         -----------
     Purchased life insurance policies       $61,861,548         $48,938,098
                                             ===========         ===========

     On June 25, 1996, Dignity Partners purchased the limited partnership interests in Dignity Viatical Settlement Partners, L.P. ("Dignity Viatical") previously owned by two unaffiliated third parties and became the sole owner of all of the general and limited partnership interests in Dignity Viatical. See
Note 5. In connection with the purchase, the Company eliminated the minority interest at a discount. Such discount is reflected on the balance sheet as a reduction in purchased life insurance policies.

     Purchased life insurance policies included in the foregoing table, for which the discount has been fully earned, but for which the Company has not yet received notification of the insured's death, consist of :


                                               June 30,         December 31,
                                                 1996              1995
                                              -----------       -----------

     Capitalized costs of purchased life
         insurance policies                  $11,986,754        $ 8,272,836
     Earned discount                           3,767,764          2,498,404
                                             -----------        -----------
     Included in purchased life
         insurance policies                  $15,754,518        $10,771,240
                                             ===========        ===========

     At June 30, 1996, the Company had remaining unearned discounts of $12,038,210 (excluding discounts of $736,000 on the policies acquired upon the purchase of the limited partnership interests in Dignity Viatical) to be recognized as income in future periods, on policies for which the Accrual Periods end after June 30, 1996. Based on remaining Accrual Periods applicable as of June 30, 1996, and assuming continued ownership of such policies and no revision to such Accrual Periods or the methodology used to recognize income resulting from the matters described above in Note 2 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" relating to the cessation of the purchase of certain polices, this income will be recognized in future periods as follows:

                                                          Income to be
                                                         recognized from
                                                         earned discount
                                                        in the period (a)
                                                       -------------------

                   6 month period ending 12/31/96              3,418,421
                  12 month period ending 12/31/97              4,232,994
                  12 month period ending 12/31/98              2,092,193
                  12 month period ending 12/31/99              1,183,031
                  12 month period ending 12/31/00                603,768
                  12 month period ending 12/31/01                372,643
                  12 month period ending 12/31/02                113,354
                  12 month period ending 12/31/03                 21,806
                                                       -------------------
                  Total                                $      12,038,210
                                                       -------------------

(a) These figures have been calculated  using the method  described in Note
1(d) of the Consolidated Financial Statements included in the Form 10-K and will change if the methodology for income recognition, Accrual Periods or capitalized costs change in future periods.

4.   LONG TERM NOTES PAYABLE

     The Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") issued by Dignity Partners Funding Corp. I ("DPFC"), the Company's wholly-owned special purpose subsidiary, initially provided for a maximum lending commitment of $50 million. Borrowings under the Securitized Notes are included on the balance sheet as long term notes payable. The Securitized Notes were scheduled to begin repayment of principal in September 1996. An early amortization event occurred in June 1996 because the Overcollateralization Percentage (as defined in the Form 10-K) was less than 120% on four consecutive weekly calculation dates. As a result, the maximum lending commitment was reduced to the then outstanding principal amount ($45.5 million) and principal payments (which are payable solely from collections on pledged policies and deposited funds) on the Securitized Notes began in July 1996.

5.   MINORITY INTEREST

     On  June  25,  1996  Dignity  Partners  purchased  the  limited partnership interests of the limited partners in Dignity Viatical for approximately $5.2 million. This purchase resulted in a total reduction of minority interest on the balance sheet at June 30, 1996, and the recording of $736,000 in additional unearned discounts as described in Note 3. This purchase had no impact on the income statement for the second quarter of 1996.

6.   EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

     a. TransAmerica Credit Facility

     As described in Note 2 and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments," on July 16, 1996, the Company announced it was temporarily ceasing processing new applications for policies insuring people with AIDS and HIV, while it further analyzed the research results reported at the International AIDS Conference in Vancouver, British Columbia. On July 18, 1996, TransAmerica Lender Finance
("TransAmerica"), the lender under the Company's $20 million senior secured revolving credit facility (the "TransAmerica Facility"), notified the Company that an event of default had occurred under the TransAmerica Facility. The notification was based on TransAmerica's assertion that the Company's action constituted a breach of its covenant not to make a material change in its operations. TransAmerica also notified the Company that TransAmerica would not make future advances under the TransAmerica Facility. The Company does not believe that its actions constitute an event of default under the TransAmerica Facility. Although TransAmerica has not given any notice accelerating the due date of amounts outstanding under the TransAmerica Facility, there can be no assurance it will not do so. At July 31, 1996, the outstanding principal balance under the TransAmerica Facility was $3.3 million. The Company anticipates that it will terminate and prepay the TransAmerica Facility in full in the third quarter of 1996. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Recent Developments," "-- Interest Expense" and "-- Liquidity and Capital Resources."

     b.  Sale of Policies

     On August 2, 1996 the Company entered into an agreement to sell to an unaffiliated third party virtually all of the policies owned by Dignity Viatical for approximately $4.8 million and two other policies at a sale price of approximately $584,000. The sale will cause the Company to eliminate the unearned discounts for such policies which were recorded on the balance sheet as a reduction in purchased life insurance policies as described in Note 3. The Company anticipates recognizing a loss (excluding the tax effect) of approximately $330,000 in connection with such sale. The Company intends to use the proceeds from such sale to retire the debt outstanding under the TransAmerica Facility and for other working capital needs.

     c.  Employee Stock Option Plan

     On July 17, 1996, the Compensation Committee of the Board of Directors canceled Incentive Stock Options covering 145,000 aggregate shares of Common Stock, which had been granted to certain employees (other than executive officers) of the Company on February 13, 1996, and granted Incentive Stock Options covering 145,000 aggregate shares of Common Stock to such employees of the Company. The exercise price of the options granted in February 1996 was $12.00. The exercise price of the options granted in July 1996 is equal to the closing price of the common stock on NASDAQ on July 17, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 1996 and of the results of operations for the Company for the three and six months ended June 30, 1996 and 1995, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

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

     The Company's financial statements consolidate the assets, liabilities and operations of DPFC, the Company's wholly-owned special purpose subsidiary through which the Company issued the Securitized Notes. See Note 4 of Condensed Notes to Consolidated Financial Statements. In addition, the assets, liabilities and operations of Dignity Viatical Settlement Partners, L.P. ("Dignity Viatical") are consolidated with those of the Company in the consolidated financial statements. Effective June 25, 1996, Dignity Viatical became wholly-owned by the Company. See Notes 5 and 6b of Condensed Notes to
Consolidated Financial Statements. See the Form 10-K for further information regarding DPFC and Dignity Viatical.

RECENT DEVELOPMENTS

     On July 16, 1996 the Company announced that, in light of the data regarding new treatments involving combinations of various drugs presented at the International AIDS Conference in Vancouver, British Columbia, the Company was temporarily ceasing processing new applications for policies insuring people afflicted with AIDS and HIV while it further analyzed the research results. The Company does not believe it has sufficient data to make an adjustment in Accrual Periods or in the methodology for income recognition, although certain statistical information in regard to the Company's portfolio (such as a recent increase in the amount of policies for which the earned discount has been fully accreted) suggest that further analysis is required. The Company is continuing to analyze the data regarding the new treatments as well as statistical data relating to its own portfolio and cannot predict what impact the foregoing may have on its business, prospects, results of operations or financial position. Furthermore, the Company has not determined whether or when it will resume processing applications for policies insuring people afflicted with HIV or AIDS or the implications of these recent developments on the Company's strategic direction.

RESULTS OF OPERATION

     Earned Discounts on Life Insurance Policies. Earned discounts on life insurance policies increased 10.9% to $1.9 million for the second quarter 1996 from $1.7 million for the second quarter 1995. Although the Company recongnized income on a larger portfolio of policies in the second quarter of 1996, the growth in earned discounts was tempered because the Company did not recognize any discounts in such quarter on policies which were sold at a loss on August 2, 1996. See Note 6b of Condensed Notes to Consolidated Financial Statements. In addition, such growth was tempered because the larger portion of the policies purchased in the second quarter of 1996 were acquired in the latter part of such quarter and were purchased at relatively higher prices due in part to competitive pressures.

     The Company purchased 194 policies with an aggregate face value of $11.9 million during the quarter ended June 30, 1996 compared to the purchase of 114 policies with an aggregate face value of $8.0 million during the quarter ended June 30, 1995. The weighted average Accrual Period of such policies purchased was 39.7 months and 25.8 months, respectively, for the second quarter of 1996 and 1995.

     In addition, the Company in effect purchased approximately $6 million in face value of policies when it purchased the limited partnership interests of the limited partners in Dignity Viatical on June 25, 1996 for a purchase price of approximately $5.2 million. On August 2, 1996, the Company entered into an agreement to sell virtually all of the policies for approximately $4.8 million and two other policies for approximately $584,000. In connection with such sale, the Company anticipates recognizing a loss (excluding the tax effect) of approximately $330,000 in the third quarter of 1996.

     Earned discounts for the six month period increased 10.8% to $3.7 million in 1996 from $3.3 million in 1995. The Company purchased 342 policies (excluding the Dignity Viatical policies acquired in June 1996) with an aggregate face value of $24.9 million during the first half of 1996 versus 213 policies with an aggregate face value of $15.9 million during the comparable period in 1995. The weighted average Accrual Period of such policies was 33.4 months and 25.4 months, respectively, for the first half of 1996 and 1995.

     The policies acquired by the Company in the first half of 1996 have relatively longer weighted average Accrual Periods in part because: (i) the Company has sought to increase its purchase of policies insuring people with longer life expectancies; (ii) the Company's medical consultants appear to be providing relatively longer life expectancy estimates for policies recently purchased; and (iii) more consumers are seeking out viatical settlements when they are relatively healthier. Policies which have longer life expectancy estimates have longer Accrual Periods resulting in a smaller amount of earned discounts being accrued in any period.

     The estimated original yield for policies purchased by the Company during the second quarter of 1996 was 12.2% compared to 14.7% for the second quarter of 1995. The estimated original yield for policies purchased by the Company during the first half of 1996 (excluding the Dignity Viatical policies acquired in June
1996) was 12.1% compared to 15.6% for the first half of 1995 and 15.4% for the full year of 1995.

     Interest Income. Interest income increased dramatically (313.4%) for the first half of 1996 as a result of the investment of the initial public offering proceeds in short term securities and marketable securities. As such funds are used to purchase life insurance policies and for other working capital requirements, interest income will decrease. See Note 2 of Condensed Notes to Consolidated Financial Statements.

     Other Income. Components of other income include collections on policies of dividends, interest, paid-up cash values, increases in face value of matured policies and reimbursements of premiums on matured policies. Other income increased during the first half of 1996 due to collections on a larger portfolio and a $50,000 increase in face value on one policy.

     Interest Expense. Interest expense in the first half of 1996 increased 33.9% relative to the first half of 1995 as a result of the higher level of portfolio purchases and the increase in borrowings used to fund those purchases. Interest rates on the Securitized Notes decreased to 9.2% in the first half of 1996 from 9.5% in the first half of 1995. However, average borrowings under the Securitized Notes were $42.6 million in the first half of 1996 compared to $17.8 million in the first half of 1995. Borrowings under the TransAmerica Facility bore a dollar weighted interest rate of 12.6% and 12.0% in the first half of 1996 and 1995, respectively. However, average borrowings were $0.7 million in the first half of 1996 compared to $7.4 million in the first half of 1995. See the Form 10-K, Note 2 and 6a to Condensed Notes to Consolidated Financial Statements herein and "Liquidity and Capital Resources" below for further information regarding the Securitized Notes and the TransAmerica Facility. The Company plans to terminate and prepay the TransAmerica Facility in full in the third quarter of 1996. To the extent that the Company prepays the TransAmerica Facility, the Company anticipates that it will incur a charge in the third quarter of 1996 of approximately $154,000 as a result of the Company's writing off the remaining unamortized financing charges related to the TransAmerica Facility.

     Compensation and Benefits. Compensation and benefits increased 59.2% in the second quarter of 1996 over the second quarter of 1995, but decreased 4.2% over the first quarter of 1996. Compensation and benefits increased 80.8% in the first half of 1996 compared to the first half of 1995 due to the hiring of additional personnel to handle the administrative tasks relating to the Company's increased portfolio and non-broker referral business and to support the Company's growth.

     Other General and Administrative Expenses. Other general and administrative expenses increased 164.2% in the second quarter of 1996 over the second quarter of 1995 and 117.3% in the first half of 1996 over the first half of 1995 primarily as a result of an increase in the number of medical reviews for policies being analyzed for potential purchase. Additionally, because the Company temporarily ceased processing applications for policies insuring people with AIDS and HIV, approximately $50,000 of medical review costs associated with such policies in the underwriting process were expensed in the second quarter of 1996. The first half of 1996 also includes $137,000 aggregate increases in expenses for legal, accounting, insurance, director fees and advertising, in part as a result of being a public company. In addition, during the first half of 1996, the Company increased the amount of policies received through non-broker sources relative to the comparable periods in 1995. In connection with the review of such policies, certain costs traditionally borne by the Company's sourcing brokers, such as the costs of obtaining medical records and insurance information, are borne by the Company. These costs are not capitalized even if the policy is purchased and are expensed as other general and administrative expenses.

     Income Tax Expense. Income tax expense increased 31.0% from the first half of 1995 to the first half 1996. The increase is primarily the result of the Company's increased profitability after minority interest of limited partners in earnings of investment partnership.

     Minority   Interest  of  Limited   Partners   in  Earnings  of   Investment
Partnership. All earned discounts attributable to the limited partners of Dignity Viatical had been fully accrued by December 31, 1995 and, therefore, minority interest of limited partners in earnings of investment partnership was zero for the first half of 1996 compared to $619,527 for the first half of 1995. In February 1996, the Company entered into an agreement with the limited partners of Dignity Viatical to use best efforts to sell on terms reasonably acceptable to the limited partners, the policies owned by Dignity Viatical. Requests for offers were sent out to 2 prospective buyers as well as Dignity Partners in late March 1996. Dignity Partners was the successful bidder purchasing, effective June 25, 1996, the limited partnership interests of the limited partners for approximately $5.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for capital has been the funding of policy purchases. The purchase of life insurance policies requires significant capital resources and assuming a resumption of policy purchases, the Company's future operating results will be directly related to the availability and cost of its capital funds for the purchase of policies. Prior to its initial public offering, the amount of policies that the Company was able to purchase, and the timing of such purchases, was determined primarily by the availability and cost of external financing. The major source of funding since the initial public offering has been the net proceeds of the initial public offering.

     As of June 30, 1996, the outstanding principal amount of the Securitized Notes was $45.5 million. Repayments of principal were originally scheduled to begin in September 1996. An early amortization event occurred in June 1996 when the Overcollateralization Percentage (as defined in the Form 10-K) was less than 120% on four consecutive weekly calculation dates, with the result that the maximum lending commitment was reduced to the then outstanding balance ($45.5 million) from $50 million, the Company lost the ability to use proceeds of policy collections to acquire additional policies and principal repayments on the Securitized Notes began in July 1996. Principal repayments on the Securitized Notes are made from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal repayments.

     Following the Company's announcement of its temporary cessation of processing new applications for policies insuring people with AIDS and HIV, TransAmerica notified the Company on July 18, 1996, that such action constituted an event of default under the TransAmerica Facility. TransAmerica elected to cease making future advances under the TransAmerica Facility. At August 13, 1996, the outstanding principal balance under the TransAmerica Facility was $3.3 million. The Company anticipates terminating or prepaying the TransAmerica Facility in full in the third quarter of 1996. See Note 6a of Condensed Notes to Consolidated Financial Statements herein. The Company is analyzing its current and future needs for additional financing and has been in discussions with several lending institutions and investment banks. There can be no assurance that the Company will be successful in obtaining additional financing on satisfactory terms assuming it determines it needs additional funds. However, the Company at present anticipates having sufficient liquidity to meet its working capital and operational needs through 1996, but as the Company continues to analyze its strategic direction such needs may change.

     The Company's cash requirements have been significant in order to finance its activities. As a result of accruing income on each purchased policy prior to collecting the face value, the amount of earned discount recognized is not directly related to the collection of cash by the Company on the policies. Net cash flows used for operating activities reflect net income adjusted to reflect purchases of and collections on policies, depreciation and amortization, earned discounts on life insurance policies, increases or decreases in unearned income, assets and various expenses and income applicable to minority interest. The Company's net cash used by operating activities was $15.8 million and $7.1 million for the first half of 1996 and 1995, respectively, reflecting the Company's growing net investment in life insurance policies. Net cash provided by financing activities, which includes primarily net proceeds generated from the issuance of common stock, along with the proceeds and repayments of indebtedness, was $26.1 million and $11.5 million for the first half of 1996 and 1995, respectively. The increase in 1996 is attributable to the Company's receipt and partial application of the net proceeds of the initial public offering. Remaining net proceeds of the offering have been invested in short term securities and marketable securities. See
Note 2 of Condensed  Notes to Consolidated Financial Statements.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
         On June 21, 1996, the Company held an Annual Meeting. The election of 2 Board members as set forth in the proxy statements was presented. Bradley Rotter and Stephen Bow were re-elected to the Board of Directors for terms expiring in 1999. The voting tallies were:

         Director                    Votes  For      Votes Withheld/Not Voted
         --------                    ----------      ------------------------
         Bradley N. Rotter            3,695,399            596,425
         Stephen T. Bow               3,695,399            596,425

         Other directors whose term of office continued after the meeting included: John Ward Rotter, Alan B. Perper and Paul A. Volberding.

Item 5.  Other Information
- ---------------------------

         Following the Company's announcement of its temporary cessation of processing new applications for policies insuring people with AIDS and HIV, TransAmerica notified the Company on July 18, 1996, that such action constituted an event of default under the TransAmerica Facility. TransAmerica elected to cease making future advances thereunder. At August 13, 1996, the outstanding principal balance under the TransAmerica Facility was $3.3 million. The Company anticipates terminating and prepaying the TransAmerica Facility in the third quarter of 1996.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

       (a)   Exhibits.

        Number          Description
        ------          -----------
          27            Financial Data Schedule

       (b)   Reports on Form 8-K.

         Date        Item Reported    Matter Reported
         ----        -------------    ---------------
     July 17, 1996        5           Text of Press Release dated July 16, 1996
                                      regarding temporary withdrawal from
                                      market for policies insuring AIDS and HIV patients.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    DIGNITY  PARTNERS, INC.



DATED:  August 14, 1996                              S/ ALAN B. PERPER
                                                    --------------------------
                                                    ALAN  B.  PERPER
                                                    President
                                                    (Duly Authorized Officer)


DATED:  August 14, 1996                              S/ JOHN WARD ROTTER
                                                    --------------------------
                                                    JOHN WARD ROTTER
                                                    Executive Vice President
                                                    and Chief Financial
                                                    Officer (Principal
                                                    Financial and Accounting
                                                    Officer)