Form 10-Q
period 1996-09-30
DIGNITY PARTNERS INC
filed 1996-11-14
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 1996
                                     -------------------------

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     At October 31, 1996, there were 4,291,824 shares of the registrant's Common Stock outstanding.

                             DIGNITY PARTNERS, INC.


                                      INDEX



                                                                 Page #
                                                                 ------

Part I
------

Item 1.  Financial Statements:

            Consolidated Balance Sheets
                September 30, 1996 and December 31, 1995            1

            Consolidated Statements of Operations for the
                Three Months and Nine Months Ended
                September 30, 1996 and 1995                         2

            Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1996 and 1995       3

            Condensed Notes to Consolidated
                Financial Statements                              4 - 9



Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  10 - 14


Part II
-------

Item 6.  Exhibits and Reports on Form 8-K                           15


Signatures                                                          16
----------

                                       (i)

                             DIGNITY PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                             September 30,        December 31,
               ASSETS                           1996                 1995
                                         -----------------    -----------------
Cash and cash equivalents                 $      5,902,318     $     1,056,611
Restricted cash (note 7)                         4,760,644           4,566,845
Marketable securities (note 11)                  2,090,871                  --
Other receivable (note 3)                        1,097,519                  --
Matured policies receivable (note 7)             1,468,947           1,652,921
Assets held for sale (note 4)                   11,887,598                  --
Purchased life insurance policies,
     net of reserve (note 2 and 5)              35,561,473          48,938,098
Furniture and equipment, net of
     accumulated depreciation of
     $0 and $61,349, respectively
     (note 4)                                           --             130,532
Deferred financing costs, net of
     accumulated amortization of
     $323,411 and $451,961,
     respectively (note 5 and 8)                   740,189           1,043,541
IPO financing costs (note 2)                            --             750,000
Other assets                                       140,284              87,079
                                          -----------------    -----------------

     Total assets                         $     63,649,843     $    58,225,627
                                          =================    =================

  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                          $        208,271     $       329,827
Accounts payable                                   242,577             377,204
IPO financing costs payable  (note 2)                   --             306,900
Payable to related party (note 2)                       --           1,482,170
Accrued compensation payable (note 2)              164,200             849,148
Unearned income (note 6)                                --             715,883
Payable for policies purchased                      39,774             376,020
Other short term debt (note 2)                          --           1,162,170
Long term notes payable  (note 7)               42,396,219          39,105,138
Other long term debt (note 2 and 8)                     --           1,444,270
Deferred income taxes  (note 9)                      6,000             531,711
                                          -----------------    -----------------

     Total liabilities                          43,057,041          46,680,441
                                          -----------------    -----------------

Minority interest of limited partners
     in investment partnership
     (note 10)                                          --           6,679,582
                                          -----------------    -----------------
Stockholders' equity:
     Preferred stock, $0.01 par value;
       2,000,000 authorized shares:
       Convertible Preferred Stock,
       135,000 authorized shares,
       0 and 34,880 shares,
       respectively, issued and
       outstanding (note 2)                             --           3,488,013
     Common stock, $0.01 par value;
       15,000,000 authorized shares,
       4,291,824 and 1,589,324 shares,
       respectively, issued and
       outstanding (note 2)                         42,918              15,893
     Additional paid-in-capital                 29,404,550             669,594
     Retained earnings (deficit)                (8,854,666)            692,104
                                          -----------------   -----------------

     Total stockholders' equity                 20,592,802           4,865,604
                                          -----------------   -----------------

     Total liabilities and
       stockholders' equity               $     63,649,843    $     58,225,627
                                          =================   =================

     See accompanying condensed notes to consolidated financial statements.

                                       1

                             DIGNITY PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1996 and 1995

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                    1996        1995        1996         1995
                                ----------- -----------  ----------- -----------
Income:
  Earned discounts on life
    insurance policies
    (note 6)                    $        -- $ 1,780,301  $ 3,697,032 $ 5,117,645
  Earned discounts on prior
    maturities (note 6)             802,471          --      802,471          --
  Earned discounts on matured
    policies (note 6)               355,519          --      355,519          --
  Interest income                   181,670      85,769      638,583     196,291
  Other                             115,078      64,966      281,728     142,515
                                ----------- -----------  ----------- -----------
    Total income                  1,454,738   1,931,036    5,775,333   5,456,451

Expenses:
  Interest expense                1,065,486     910,387    3,040,424   2,385,291
  Compensation and benefits         318,976     199,168      943,629     544,698
  Other general and
    administrative expenses         231,244     212,434      898,037     519,331
  Amortization (note 8)             211,786      81,930      391,352     207,321
  Depreciation (note 4)                  --       9,460       19,967      25,257
  Consulting fees                        --          --           --       9,622
  Realized loss on sale of
    assets (note 3)                 299,718          --      299,718          --
  Provision for loss on sale
    of assets (note 4)            3,314,498          --    3,314,498          --
  Valuation provision for
    purchased life insurance
    policies (note 5)             6,940,189          --    6,940,189          --
                                ----------- -----------  ----------- -----------
    Total expenses               12,381,897   1,413,379   15,847,814   3,691,520
                                ----------- -----------  ----------- -----------

    Income (loss) before
      income taxes and
      minority interest         (10,927,159)    517,657  (10,072,481)   1,764,931

Income tax benefit (expense)
  (note 9)                          893,223   (186,044)      525,711   (466,570)

Minority interest of limited
  partners in earnings of
  investment partnership
  (note 10)                              --    (84,997)           --   (704,524)
                                ----------- -----------  ----------- -----------

    Net income (loss)         $(10,033,936) $  246,616  $(9,546,770) $   593,837
                                =========== ===========  =========== ===========


Net income (loss) per share
  (note 1)                           (2.34)        0.13       (2.49)        0.31

Weighted average number of
  shares of common stock and
  common stock equivalents
  outstanding (note 1)            4,291,824   1,901,870    3,838,548   1,930,283

     See accompanying condensed notes to consolidated financial statements.

                                       2


                             DIGNITY PARTNERS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS For the
                  Nine Months Ended September 30, 1996 and 1995

                                                      Nine Months Ended
                                                        September 30,
                                                    1996            1995
                                               ---------------  ---------------
Cash flows for operating activities:
  Net income                                   $   (9,546,770)  $      593,837
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   411,319          232,578
      Write-off of furniture and equipment             12,303               --
      Provisions for loss on sale of assets         3,614,217               --
      Valuation provision for purchased life
        insurance policies                          6,940,189               --
      Earned discounts on insurance policies       (4,855,023)      (5,117,645)
      Purchase of life insurance policies         (23,914,937)     (17,684,027)
      Collections on life insurance policies       13,478,494       10,568,726
      Increase (decrease) in unearned income         (715,883)         193,318
      Increase in other assets                        (53,205)          (4,640)
      Increase (decrease) in deferred taxes          (525,711)         465,752
      Increase (decrease) in accrued expenses        (121,556)         142,084
      Increase (decrease) in accounts payable        (134,627)          69,692
      Increase (decrease) in IPO financing
        costs payable                                (306,900)         262,579
      Increase (decrease) in payable to
        related party                              (1,482,170)         402,383
      Increase (decrease) in accrued
        compensation payable                         (684,948)         258,750
      Income applicable to minority interest               --          704,524
                                               ---------------  ---------------

            Net cash used by operating
              activities                          (17,885,208)      (8,912,089)
                                               ---------------  ---------------

Cash flows from investing activities:
    Proceeds from sale of assets                    4,266,249               --
    Purchase of furniture and equipment                (6,776)         (30,893)
    Additions to restricted cash                     (193,799)      (3,848,555)
    Purchase of marketable securities              (2,090,871)              --
                                               ---------------  ---------------

            Net cash (used for) provided
              by investing activities               1,974,803       (3,879,448)
                                               ---------------  ---------------


Cash flows from financing activities:
    Proceeds from long term notes payable           6,375,000       35,000,000
    Principal payments on long term notes
      payable                                      (3,083,919)              --
    Proceeds from other long term debt              5,540,132       18,311,070
    Principal payments on other long term
      debt                                         (6,984,402)     (35,479,288)
    Distribution to limited partners                 (783,313)      (2,720,906)
    Purchase of limited partners' interest
      in investment partnership                    (5,081,184)              --
    Principal payment on loan from
      stockholder                                  (1,162,170)              --
    Net proceeds from issuances of
      common stock                                 25,273,968               --
    Increase in financing costs                       (88,000)        (567,439)
    Increase in IPO financing costs                      --           (322,579)
    Reimbursement of IPO financing costs              750,000               --
                                               ---------------  ---------------


            Net cash provided by financing
              activities                           20,756,112       14,220,858
                                               ---------------  ---------------


            Net increase in cash and cash
              equivalents                           4,845,707       1,429,321

Cash and cash equivalents, beginning of
              period                                1,056,611          30,561
                                               ---------------  ---------------


Cash and cash equivalents, end of period       $    5,902,318   $    1,459,882
                                               ===============  ===============

Supplemental disclosure of cash flow
    information:

    State taxes paid                           $        6,066   $           --
                                               ===============  ===============

    Cash paid for interest                     $    3,161,981   $       856,359
                                               ===============  ===============


     See accompanying condensed notes to consolidated financial statements.

                                       3


                             DIGNITY PARTNERS, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The unaudited consolidated financial statements of Dignity Partners, Inc. and its consolidated entities ("Dignity Partners" or the "Company") as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not indicative of the results that may be expected for the entire 1996 fiscal year. See Note 4. The balance sheet as of December 31, 1995 has been derived from the audited financial statements of the Company. The statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K").

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

     The Company received the following proceeds from the offering and, through September 1996, such proceeds had been applied for the following purposes:

Proceeds:
    Proceeds net of underwriters' discount              $26,575,933
    Less offering expenses (a)                            1,301,965
                                                        -----------
  Net proceeds                                                       $25,273,968
                                                                     ===========
Uses:
    Policy purchases                                    $17,832,821
    Payments to related party (b)                         2,191,007
    Accrued compensation payable (c)                        833,750
    Taxes on accrued and unpaid salaries                     20,187
    Other short term debt (b)                             1,162,170
    Other long term debt                                  3,234,033
                                                        -----------
  Total uses                                                         $25,273,968
                                                                     ===========


(a) Offering expenses include the payoff of IPO financing costs outstanding as of December 31, 1995 and additional expenses incurred through February 1996.
(b) The proceeds were used to eliminate these liabilities outstanding as of December 31, 1995 and additional liabilities incurred through February 1996.
(c) Represents accrued and unpaid salaries owed to executive officers of the Company for services rendered during 1993, 1994 and the first nine months of 1995. See the Form 10-K for further information.

     Changes in stockholders' equity during the first nine months of 1996, which (with the exception of the net loss) are due in large part to the initial public offering, reflected the following:

               Stockholders' equity, beginning of period      $   4,865,604
                      Conversion of preferred stock              (3,488,013) (a)
                      Issuance of common stock                       27,025
                      Additional paid-in-capital                 28,734,956
                      Net loss                                   (9,546,770)
                                                                 -----------
                  Stockholders' equity, end of period          $ 20,592,802
                                                                 ===========

(a) As a result of the conversion, the amount previously attributable to Convertible Preferred Stock was transferred to common stock and additional-paid-in capital.

3.   Sale Transaction - August, 1996

     On August 2, 1996, the Company sold 59 policies held by Dignity Viatical Settlement Partners, L.P. (Dignity Viatical) and 2 other policies to an unaffiliated third party. This transaction resulted in a pre-tax loss as follows:

         Capitalized costs                                    $  4,757,583
         Earned discounts                                        1,641,573
         Unearned discount relating to the purchase of
           Dignity Viatical minority interest (note 10)           (735,670)
                                                              -------------
         Carrying value                                          5,663,486
         Sale proceeds                                           5,363,768
                                                              -------------
         Realized loss on sale of asset                       $   (299,718)
                                                              =============

     Cash collected from this transaction was used for working capital purposes, including prepaying debt outstanding under the TransAmerica Facility (as defined herein). See Note 8. At September 30, 1996, the Company has recorded an Other Receivable of $1,097,519 related to outstanding proceeds due from this sale. Payment of such receivable is expected during the fourth quarter of 1996 as acknowledgments of change in ownership are received from the insurance companies that issued the sold policies.

4.   Assets Held For Sale

     At the International AIDS Conference held in Vancouver, British Columbia in July 1996, the results from a number of studies were reported which appeared to indicate that treatments involving a combination of various drugs were reducing substantially, and perhaps eradicating, the levels of HIV detectable in the blood of a person previously diagnosed with HIV and AIDS. On July 16, 1996, the Company announced that it was temporarily ceasing the processing of new applications to purchase policies insuring the lives of individuals diagnosed with HIV and AIDS while it further analyzed the effects of such research results on its business. In excess of 95% of the Company's historical purchases have involved policies insuring the lives of individuals diagnosed with HIV or AIDS. The Company continues to analyze the effects of such research results and subsequently reported data from scientific studies on its business and, in particular, purchases by the Company of policies, levels of expenses, the timing of collections on policies, the estimated collection dates of policies and its method of income recognition. In connection with its analysis, the Company has thus far decided to sell all or substantially all of its assets and to seek stockholder approval of such sale. As a result, the Company has reclassified all of its assets other than the assets of Dignity Partners Funding Corp. I ("DPFC") to a "held-for-sale" category. Accordingly, such assets are recorded on the balance sheet as of September 30, 1996 at the lower of carrying value or fair value less cost to sell. In connection therewith, the Company established a provision for loss on sale of assets during the quarter ended September 30, 1996.

     On October 9, 1996, the Company announced that it had executed an agreement ("Sale Agreement") with an unaffiliated viatical settlement company to sell approximately 197 policies with an aggregate face value of $14.2 million for an aggregate consideration of approximately $8.7 million. The agreement for the sale of such policies will be void if stockholder approval to sell all or substantially all of the Company's assets is not received by December 26,1996. The Company set up a pre-tax loss provision in the third quarter of 1996 of $1,792,087 in connection with policies covered by the Sale Agreement.

     The Company also announced that it intends to seek stockholder approval to sell all or substantially all of its assets not the subject of the Sale Agreement ("Remaining Assets"). The Company set up a pre-tax loss provision for the Remaining Assets that it intends to sell in the amount of $1,522,411
($1,417,373   related  to  policies  and  $105,038   related  to  furniture  and
equipment). For purposes of calculating such loss provision, furniture and equipment have been valued on the assumption that miscellaneous office equipment has no sales value.

Life insurance policies and furniture and equipment held for sale consist of:


                          Life Insurance Policies
                          -----------------------
                       Covered by                     Furniture &
                     Sale Agreement  Held for Sale     Equipment       Total
                     --------------  --------------  -------------  -----------
Capitalized costs    $  9,272,132       5,416,912         105,038    14,794,082
Earned discount           221,298         186,716              --       408,014
Provision for loss
  on sale              (1,792,087)     (1,417,373)       (105,038)   (3,314,498)
                     --------------  --------------   -------------  -----------
Assets held for sale $  7,701,343       4,186,255               0    11,887,598


     The calculation of provision for loss on sale of assets for life insurance policies was calculated based on the life expectancies of the policies in relation to prices obtained by the Company in connection with other sales. Any gain or loss due to the difference between actual proceeds (less any back end sourcing fees) and the carrying value after giving effect to the provision for loss on sale of assets will be reported as a realized gain or loss.

5.   Purchased Life Insurance Policies

     As of September 30, 1996, purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged under the indenture pursuant to which the Securitized Notes (as defined in Note 7) were issued, requires the consent of all of the holders of the Securitized Notes ("Noteholders"). No assurance can be given that the Company will be able to obtain such consent. The Company has discussed potential sales of DPFC policies with the Noteholders; however, it is too early to determine whether the Noteholders and the Company will decide to sell such policies or whether such a sale is feasible. A pre-tax provision for valuation adjustment has been recorded in the third quarter of 1996 in the amount of $6.9 million to reflect estimated impaired value of the DPFC policies. The estimated provision for valuation adjustment provides for the possible write-off of deferred financing costs and the expected unrealized value associated with purchased life insurance policies.

     Only the net assets of DPFC are available to satisfy the Securitized Notes. Dignity Partners did not guarantee the obligations owed under the Securitized Notes. To the extent that the net assets of DPFC are insufficient to repay the Securitized Notes, no provision for valuation was made because the Noteholders are expected to bear any such loss. This loss is currently estimated to be approximately $900,000. See Note 11.

6.   Earned Discounts and Unearned Income

     Earned discounts on life insurance policies reflects the accretion recorded through June 30, 1996. With the decision to sell all or substantially all of the Company's assets, unearned income recorded on the balance sheet at June 30, 1996 relating to early maturities on or before June 30, 1996 has now been recorded as earned discounts on prior maturities. Earned discounts for matured policies reflects income on policies on which the Company collected the proceeds (either pursuant to a sale or the death of the insured) during the third quarter. During the third quarter of 1996, the Company reclassified all of its assets (other than DPFC assets) to a "held-for-sale" category. The Company also established a valuation provision for purchased life insurance policies (i.e. DPFC policies) during the quarter ended September 30, 1996 because of the uncertainties created by the data presented at the AIDS Conference. As a result, any future income will be recorded as earned discounts for matured policies only upon receipt of proceeds of policies (either pursuant to a sale or the death of the insured).

7.   Long Term Notes Payable

     The Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") issued by DPFC, the Company's wholly-owned special purpose subsidiary, initially provided for a maximum lending commitment of $50 million. Borrowings under the Securitized Notes are included on the balance sheet as long term notes payable. Repayment of principal of the Securitized Notes was originally scheduled to begin in September 1996. An early amortization event occurred in June 1996 because the Overcollateralization Percentage (as defined in the Form 10-K) was less than 120% on four consecutive weekly calculation dates. As a result, the maximum lending commitment was reduced to the then outstanding principal amount ($45.5 million) and principal payments on the Securitized Notes began in July 1996. Payments on the Securitized Notes are payable solely from collections on pledged policies and deposited funds. Such deposited funds consist of $4.6 million of restricted cash as of September 30, 1996, which Dignity Partners is required to maintain in a cash collateral account for the benefit of the Noteholders. Additionally, such collections include $865,000 as of September 30, 1996 of matured policies receivable for policies pledged for the benefit of the Noteholders.

8.   TransAmerica Credit Facility

     As described in Note 4, on July 16, 1996, the Company announced it was temporarily ceasing processing new applications for policies insuring people with AIDS and HIV, while it further analyzed the research results reported at the International AIDS Conference in Vancouver, British Columbia. On July 18, 1996, TransAmerica Lender Finance ("TransAmerica"), the lender under the Company's former $20 million senior secured revolving credit facility (the "TransAmerica Facility"), notified the Company that an event of default had occurred under the TransAmerica Facility. The notification was based on TransAmerica's assertion that the Company's action constituted a breach of its covenant not to make a material change in its operations. TransAmerica also notified the Company that TransAmerica would not make future advances under the TransAmerica Facility. The Company does not believe that its actions constituted an event of default under the TransAmerica Facility. Although TransAmerica did not give any notice accelerating the due date of amounts outstanding under the TransAmerica Facility, the Company decided to repay and terminate the facility on August 29, 1996. The Company repaid principal and accrued interest in the amount of $3,301,328. In connection with such repayment, Dignity Partners wrote off $130,000 in unamortized financing costs associated with the TransAmerica Facility.

9.   Deferred Income Taxes

     Prior to the three months ended September 30, 1996, the Company had provided for deferred income taxes related to income accrued on purchased life insurance policies. Based on the provision for loss on sale of assets and valuation provision for purchased life insurance policies recorded for the quarter ended September 30, 1996, the Company believes that it will not have a federal tax liability related to these assets and has therefore reversed all related liabilities. The Company has provided for miscellaneous state income taxes. Valuation allowance has been recorded equivalent to the deferred tax asset as it is management's opinion that it is more likely than not that the deferred tax asset will not be realized.

10.  Minority Interest

     On June 25, 1996 Dignity Partners purchased the limited partnership interests of the limited partners in Dignity Viatical for approximately $5.2 million. This purchase resulted in the elimination of minority interest on the balance sheet at and after June 30, 1996.

11.  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, restricted cash, other receivable, matured policies receivable, accrued expenses, accounts payable, financing costs payable, payable to related party and payable for policies purchased are stated at approximate fair value because of the short maturity of these instruments. All balances have maturities within 60 days of the balance sheet date.

     Marketable securities (with maturities greater than three months but less than one year), consisting of grade BBB or better commercial paper, commercial notes and government securities, are stated at cost on the balance sheet. Market values of these securities approximate cost due to the short maturity periods.

     Assets held for sale reflect management's estimate of fair market value based on the life expectancies of these policies in relation to prices obtained by the Company in connection with other sales.

     The portfolio of purchased life insurance policies reflects a pre-tax provision for the estimated impaired value of DPFC policies. The estimated provision for valuation adjustment provides for the possible write-off of deferred financing costs and the expected unrealized value associated with purchased life insurance policies.

     Long term notes payable and other long term debt are stated at fair market value at December 31, 1995 based on the Company's borrowing capability as a closely-held private organization and limited capital structure. The Securitized Notes (long term notes payable) bear an average interest rate of 9.17% and are equivalent to newly acquired debt at 1% over prime interest rates. At September 30, 1996 the long term notes payable are stated at cost which is approximately $900,000 greater than the Company's estimate of the fair market value of this debt due to the nonrecourse nature of such debt and the value of the collateral securing such debt.

12.  Events Subsequent to the Balance Sheet Date

     a.  Share Repurchase Program

     On October 16, 1996, the Board of Directors of the Company approved a share repurchase program pursuant to which the Company is authorized to purchase from time to time up to 1 million shares of the Company's common stock at prevailing market prices.

     b.  Investment

     On November 4, 1996, the Company purchased $3,000,000 of convertible preferred stock of American Information Company, Inc., a privately held company which, among other things, provides information services to individuals owning or purchasing automobiles.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 1996 and of the results of operations for the Company for the three and nine months ended September 30, 1996 and 1995, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

Overview

     The Company is a specialty financial services company that provides viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and the right to receive the death benefit from, a life insurance policy.

Recent Developments

     On July 16, 1996 the Company announced that, in light of the data regarding new treatments involving combinations of various drugs presented at the AIDS Conference, the Company was temporarily ceasing processing new applications for policies insuring people afflicted with AIDS and HIV while it further analyzed the effects of such research results on its business and its strategic options in light of the research results. The Company has retained Jefferies & Co. to assist in such evaluation. The Company continues to analyze the effect of the research results and data from subsequently reported scientific studies on its business and, in particular, purchases by the Company of policies, levels of expenses, the timing of collections on policies, the estimated collection date of policies and its method of income recognition. In connection with its analysis, the Company has thus far decided to sell all or substantially all of its assets and to seek stockholder approval of the Asset Sale. As a result of such decision, the Company has reclassified all of its assets (other than the policies held by DPFC) to a "held-for-sale" category. Accordingly, such assets are accounted for on the lower of carrying value or fair value less cost to sell. The Company cannot predict what further impact the foregoing may have on its business, prospects, results of operations or financial position. Furthermore, the Company has not determined whether or when it will resume processing applications for policies insuring people afflicted with HIV or AIDS or the implications of these recent developments on the Company's strategic direction.

Share Repurchase Program

     The Board of Directors of the Company has approved a share repurchase program pursuant to which the Company is authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. The Company had not repurchased any shares of Common Stock as of October 31, 1996.

Method of Accounting

     Through June 30, 1996, the Company recognized income ("earned discount") on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the policy's face value (the "Accrual Period"), the difference (the "unearned discount") between (a) the face value of the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. Through June 30, 1996, the carrying value for each policy was reflected on the Company's consolidated balance sheet under "purchased life insurance policies" and consisted of the purchase price, other capitalized costs and the earned discount on the policy accrued to the balance sheet date. The Company capitalized as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company, (iii) amounts, if any, paid to referral sources upon acquisition of the policy and
(iv) amounts paid to Company-retained Consultants who estimated the insured's life expectancy. The carrying value of a policy changed over time, and was adjusted quarterly to reflect earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the Accrual Period was determined by the Company based upon its estimate of the date on which it would collect the face value of the policy. Such estimate was based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and was also adjusted to reflect the historical accuracy of the life expectancies estimated by the Company's Consultants and the typical period between the date of an insured's death and the date on which the Company collects the face value of the policy.

     The unearned discount was accrued over the Accrual Period using the "level yield" interest method. Under the "level yield" method, the yield is constant such that when the yield is applied to the carrying value of the policy on a compounded basis over the course of the Accrual Period, the unearned discount will be fully accrued as earned discount by the end of the Accrual Period. Such yield may differ from the actual yield on a policy depending on whether the policy is collected earlier or later than expected. See "The Company -- Policy and Portfolio Information - Yield Analysis."

     As a result of the Company's decision to sell all or substantially all of its assets and to seek stockholder approval of the Asset Sale, the Company has reclassified all of its assets (other than the policies held by DPFC) to a "held-for-sale" category. Accordingly, such assets are accounted for on the lower of carrying value or fair value less cost to sell. In connection therewith, the Company established a $3.3 million provision for loss on sale of assets during the quarter ended September 30, 1996. The Company also established a $6.9 million valuation provision for purchased life insurance policies (i.e., DPFC policies) during the quarter ended September 30, 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequently reported data. In addition, beginning in such quarter, the Company began generally recognizing income upon receipt of proceeds on policies (either pursuant to a sale or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any provision for loss on the sale of such policies or any valuation provision for purchased life insurance policies.

Method of Consolidation

     The Company's financial statements consolidate the assets, liabilities and operations of DPFC, the Company's wholly-owned subsidiary through which the Company issued the Securitized Notes. See Note 7 of Condensed Notes to Consolidated Financial Statements. In addition, because Dignity Partners controlled Dignity Viatical, the assets, liabilities and operations of Dignity Viatical are consolidated with those of the Company in the consolidated financial statements. Through September 30, 1996, DPFC had purchased 902 policies with an aggregate face value of $67.1 million. Through June 30, 1996, Dignity Viatical had purchased 169 policies with an aggregate face value of $13.9 million. The minority interest of limited partners in investment partnership reflected in the Company's consolidated financial statements represents the limited partners' interests in the net assets and income of Dignity Viatical. On June 25, 1996, the Company purchased the limited partnership interests in Dignity Viatical and became the sole owner of all the partnership interests therein. On August 2, 1996, the Company entered into an agreement to sell to an unaffiliated third party virtually all of the policies owned by Dignity Viatical. See "The Company -- Dignity Viatical and Dignified One."

Three and Nine Months Ended September 30, 1996 Compared to Three and Nine Months Ended September 30, 1995

     Earned Discounts. During the third quarter of 1996, the Company reclassified all of its assets (other than the policies held by DPFC) to a "held for sale" category. The Company also established a valuation provision for purchased life insurance policies (i.e., DPFC policies) during the quarter ended September 30, 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequently reported data. As a result, the Company began recognizing income only upon receipt of proceeds on policies (either pursuant to a sale or the death of the insured). Consequently, the Company did not recognize any earned discounts on life insurance policies during the third quarter, but instead recognized $356,000 of earned discounts on matured policies for such quarter. Such income is equal to the difference between the proceeds the Company received on the policies (less any back end sourcing fees) and the carrying value of such policies after giving effect to any provision for loss on the sale of such policies and any valuation provision for purchased life insurance policies. See Notes 4 and 5 to the Condensed Notes to Consolidated Financial Statements. In addition, in connection with the decision to sell all or substantially all of the Company's assets, the Company recognized $802,000 of earned discounts on prior maturities. Such earned discounts were carried on the balance sheet at June 30, 1996 as unearned income which related to policies for which the Company had collected the proceeds prior to the expected collection date. The Company will not have any earned discounts on prior maturities in any other period.

     Interest Income. Interest income increased dramatically (226%) for the first nine months of 1996 as a result of the investment of the initial public offering proceeds in short term securities and marketable securities. Interest income has decreased since the beginning of 1996 as such funds were used to purchase life insurance policies and for other working capital purposes. See
Note 2 of Condensed Notes to Consolidated Financial Statements.

     Other Income. Components of other income include collections on policies of dividends, interest, paid-up cash values, increases in face value of matured policies and reimbursements of premiums on matured policies. Other income increased during the first nine months of 1996 due to collections on a larger portfolio and a $80,000 aggregate increase in face value on two policies.

     Interest Expense. Interest expense in the first nine months of 1996 increased 27.5% relative to the first nine months of 1995 as a result of the higher level of portfolio purchases and the increase in borrowings used to fund those purchases. Average borrowings under the Securitized Notes were $43.0 million in the first nine months of 1996 compared to $23.3 million in the first nine months of 1995. The interest rate on the Securitized Notes decreased to 9.2% in the first nine months of 1996 from 9.5% in the first nine months of 1995. Borrowings under the TransAmerica Facility bore a dollar weighted interest rate of 10.9% and 12.1% in the first nine months of 1996 and 1995, respectively. Average borrowings were $1.1 million in the first nine months of 1996 compared to $5.1 million in the first half of 1995. See Notes 7 and 8 to Condensed Notes to Consolidated Financial Statements herein, and "Liquidity and Capital Resources" and "Description of Securitized Notes" above for further information regarding the Securitized Notes and the TransAmerica Facility.

     Compensation and Benefits. Compensation and benefits increased 73.2% in the first nine months of 1996 compared to the first nine months of 1995 due to the hiring of additional personnel to handle the administrative tasks relating to the Company's increased portfolio and non-broker referral business and to support the Company's related growth in the latter period. Subsequent to the AIDS Conference and the cessation of new application processing, the number of employees has been reduced from 27 (on July 16, 1996) to 17.

     Other General and Administrative Expenses. Other general and administrative expenses increased 9.0% in the third quarter of 1996 over the third quarter of 1995, but decreased 48.2% over the second quarter of 1996. This decrease is directly related to the cessation in processing of new applications on HIV and AIDS policies. Other general and administrative expenses increased 73.0% in the first nine months of 1996 over the first nine months of 1995 primarily as a result of an increase in the number of medical reviews for policies being analyzed for potential purchase early in 1996. Additionally, because the Company temporarily ceased processing applications for policies insuring individuals with AIDS and HIV, approximately $80,000 and $30,000 of medical review costs associated with such policies in the underwriting process were expensed in the second and third quarter of 1996, respectively. The first nine months of 1996 also includes a $200,000 aggregate increase in expenses for legal, accounting, insurance, director fees and advertising, in part as a result of the Company's status as a public company.

     Amortization. Because the TransAmerica Facility was terminated in August 1996, the Company incurred a charge in the third quarter of 1996 of $130,000 as a result of the Company's writing off the unamortized financing charges related to the TransAmerica Facility.

     Income Tax Expense. Income tax expense decreased in the first nine months of 1996 over the comparable period in 1995. This was a result of the estimated loss provision recorded in the third quarter of 1996. The Company assumes there is no future income tax benefit related to any loss carryforward.

     Minority   Interest  of  Limited   Partners   in  Earnings  of   Investment
Partnership. All earned discounts attributable to the limited partners of Dignity Viatical had been fully accrued by December 31, 1995 and, therefore, minority interest of limited partners in earnings of investment partnership was zero for the first nine months of 1996 compared to $705,000 for the first nine months of 1995. In February 1996, the Company entered into an agreement with the limited partners of Dignity Viatical to use best efforts to sell on terms reasonably acceptable to the limited partners, the policies owned by Dignity Viatical. Requests for closed bids were sent out in late March 1996 to Dignity Partners and two other prospective buyers. Dignity Partners was the successful bidder purchasing, effective June 25, 1996, the limited partnership interests of the limited partners for approximately $5.2 million.

Liquidity and Capital Resources

     The Company's primary need for capital has been the funding of policy purchases. The purchase of life insurance policies requires significant capital resources and assuming a resumption of policy purchases, the Company's future operating results will be directly related to the availability and cost of its capital funds. Prior to its initial public offering, the amount of policies that the Company was able to purchase, and the timing of such purchases, was determined primarily by the availability and cost of external financing. The major source of funding since the initial public offering has been the net proceeds of the initial public offering. The Company does not currently have an external funding source. The TransAmerica Facility was terminated in the third quarter of 1996. The Securitized Notes no longer provide funds with which to purchase policies. At October 31, 1996, the Company had $8.2 million in short term assets (excluding assets of DPFC), of which $3.0 million was used in early November to purchase the equity investment in AIC. The $8.2 million included $7.8 million in cash and cash equivalents and $400,000 million of receivables. The Company is analyzing its current and future needs for additional financing and has been in discussions with several lending institutions and investment banks. There can be no assurance that the Company will be successful in obtaining additional financing on satisfactory terms assuming it determines it needs additional funds. However, the Company at present anticipates having sufficient liquidity to meet its working capital and operational needs through 1996, but as the Company continues to analyze its strategic direction such needs may change.

     As of September 30, 1996, the outstanding principal amount of the Securitized Notes was $42.4 million. Principal repayments on the Securitized Notes began in July 1996. Principal repayments on the Securitized Notes are made from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal repayments.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)   Exhibits.

    Number          Description
    ------          -----------

     10             Master Agreement for Purchase of Life Insurance
                              Policies dated September  27, 1996

     27             Financial Data Schedule


    (b)   Reports on Form 8-K.

     Date       Item Reported Matter Reported
--------------- ------------- ---------------
October 9, 1996       5       Text of Press Release dated October 9, 1996
                              regarding agreement to sell portion of  portfolio.

November 5, 1996      5       Text of Press Release dated October 18, 1996
                              regarding share repurchase program .

November 5, 1996      5       Text of Press Release dated November 4, 1996
                              regarding investment in American Information
                              Company, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DIGNITY  PARTNERS, INC.



DATED:  November 14, 1996                       S/ ALAN B. PERPER
                                                ---------------------------
                                                ALAN  B.  PERPER
                                                President
                                                (Duly Authorized Officer)


DATED:  November 14, 1996                       S/ JOHN WARD ROTTER
                                                -------------------------
                                                JOHN WARD ROTTER
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)