Form 10-K
period 1996-12-31
DIGNITY PARTNERS INC
filed 1997-03-31
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from ______ to ______

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

                                 (415) 394-9469
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate  market value of the  registrant's  common stock,  $.01 par value,
held  by   nonaffiliates   of  the  registrant  as  of  February  28,  1997  was
approximately $6,072,500.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 28, 1997 was 4,018,324.

                      Documents Incorporated by Reference:
The registrant's proxy statement (to be filed) related to its 1997 annual meeting of stockholders is incorporated by reference in Part III.

                             DIGNITY PARTNERS, INC.

                             Form 10-K Annual Report
                   For the Fiscal Year Ended December 31, 1996

                                Table of Contents


                                                                         Page
PART I                                                                                                  Page
    Item 1.  Business...................................................  1
    Item 2.  Properties.................................................  8
    Item 3.  Legal Proceedings..........................................  9
    Item 4.  Submission of Matters to a Vote of Security Holders........  9

PART II
    Item 5.  Market for the Registrant's Common Equity
               and Related Stockholder Matters..........................  10
    Item 6.  Selected Financial Data....................................  11
    Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................  12
    Item 8.  Financial Statements and Supplementary Data................  21
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................  21

PART III
    Item 10. Directors and Executive Officers of the Registrant.........  44
    Item 11. Executive Compensation.....................................  44
    Item 12. Security Ownership of Certain Beneficial Owners
               and Management...........................................  44
    Item 13. Certain Relationships and Related Transactions.............  44

PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..............................................  44

Signatures..............................................................  48

                                       i

Unless indicated otherwise, all information contained herein gives effect to the Reorganization and the Reverse Stock Split (each as defined herein). Unless the context otherwise requires, all references to the "Company" or "Dignity Partners" refer to Dignity Partners, Inc. and its consolidated entities.


                                     PART I
                                     ------

ITEM 1--BUSINESS
----------------

General
-------

         Dignity Partners is a specialty financial services company. Until February 1997, the Company provided viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and the right to receive the face value of, a life insurance policy. In connection with a viatical settlement, the policyholder assigns his or her policy to the Company, which becomes the holder, owner or certificate holder of the policy and the beneficiary thereunder and receives from the insurance company the face value payable under the policy following the death of the insured. The amount paid by the Company for a policy was determined by the Company based on various factors, including the Company's estimated life expectancy of the insured, the estimated premiums payable by the Company under the policy over the expected life of the insured and certain other costs of the viatical settlement. Through December 31, 1996, the Company purchased 1,527 policies with an aggregate face value of $113.9 million, of which $36.6 million had been collected on 522 policies upon death of the insured. In addition, through December 31, 1996, the Company had received proceeds of $6.5 million on 106 policies sold to third parties (representing $8.5 million in aggregate face value).

         On July 16, 1996, in response to accounts of the research results reported at the International AIDS Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), the Company announced that it was temporarily ceasing the processing of new applications to purchase policies insuring the lives of individuals diagnosed with HIV and AIDS while it further analyzed the effects on its business of such research results. In excess of 95% of the Company's purchases involved policies insuring the lives of individuals diagnosed with HIV and AIDS. Results from a number of studies were reported which appear to indicate that the treatments involving a combination of various drugs were reducing substantially, and perhaps eradicating, the levels of HIV detectable in the blood of persons previously diagnosed with HIV and AIDS. Subsequent reports appear to confirm the reports from the AIDS Conference.

         Further analysis resulted in the Company's concluding that the efficacy of the treatments reported at the AIDS Conference and subsequently reported treatments have increased the risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV or AIDS, especially those individuals with longer life expectancies. As a result, the Company decided in the third quarter of 1996 to sell all or substantially all of its assets. Such decision had many material accounting implications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Method of Accounting." The Company sought and obtained in December 1996 stockholder approval to sell all or substantially all of its assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cessation of Viatical Settlement Business; Sale of Assets."

         The Company believes that it is not viable to continue to operate a viatical settlement business solely for non-AIDS policies while a market for non-AIDS policies develops, if it develops at all. As a result, the Board of Directors in February 1997 decided to cease immediately the Company's viatical settlement business and approved the sale of the Company's non-AIDS policies, consisting of approximately 31 policies with a face value of $2.9 million.

         To date the Company has sold or entered into agreements to sell approximately 373 policies with an aggregate face value of $29.2 million. See "Asset Sales -- Terms of Sale Agreements." If the ownership of the policies subject to such agreements are successfully transferred pursuant to the terms of such agreements, the only remaining policies held by the Company will be those held by DPFC and pledged as security for the Securitized Notes as defined under "The Company -- DPFC."

The Company
-----------

   General
   -------

          Dignity Partners was incorporated in Delaware in September 1992, commenced operations on January 2, 1993 and commenced purchasing activities in April 1993. The Company's principal executive offices are located at 1700 Montgomery Street, Suite 250, San Francisco, California 94111, and its telephone number is (415) 394-9469. The Company purchased life insurance policies both directly and indirectly through Dignity Partners Funding Corp. I ("DPFC"), Dignity Viatical Settlement Partners, L.P. ("Dignity Viatical") and Dignified One, L.P. ("Dignified One").

    DPFC
    ----

         DPFC is a wholly-owned subsidiary formed for the limited purpose of issuing Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") and purchasing (with funds provided by the Securitized Notes) and holding beneficial ownership of the policies that are pledged as collateral for the Securitized Notes. DPFC is deemed a bankruptcy remote entity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and
" -- Method of Consolidation." DPFC has purchased 902 policies with an aggregate face value of $67.1 million and will not purchase any more policies. At December 31, 1996, DPFC owned 627 policies with an aggregate face value of $47.6 million. The ownership interest in policies purchased by DPFC is nominally held by an unaffiliated third party trustee under the indenture pursuant to which the Securitized Notes were issued (the "Indenture") but the policies are beneficially owned by DPFC. The Company accounts for this securitization as a debt financing and not as a sale of assets, which is in accordance with the accounting literature in effect for bankruptcy remote entities with non-recourse debt. The assets, liabilities and operations of DPFC are consolidated with those of Dignity
Partners in the Company's consolidated financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and " -- Description of Securitized Notes" and
Note 9 of Notes to Consolidated Financial Statements.

    Dignity Viatical and Dignified One
    ----------------------------------

         Dignity Viatical is a limited partnership formed during 1993 to fund purchases of life insurance policies. Through June 1996, Dignity Partners served as the sole general partner, and persons not affiliated with the Company were limited partners. The assets, liabilities and operations of Dignity Viatical were consolidated with those of the Company in the Company's consolidated financial statements. On June 25, 1996, Dignity Partners purchased the limited partnership interests in Dignity Viatical and became the sole owner of all of the partnership interests therein. On August 2, 1996, Dignity Partners entered into an agreement to sell to an unaffiliated third party virtually all of the policies owned by Dignity Viatical (representing $5.9 million in face value). As of December 31, 1996, the cash proceeds of such sale (approximately $4.7 million) had all been collected by the

Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Method of Consolidation" and Notes 3 and 7 of Notes to Consolidated Financial Statements.

         Dignified One is a limited partnership formed in 1994 to fund purchases of life insurance policies. Dignified One has purchased 26 policies, with an aggregate face value of $1.8 million and will not purchase any more policies. Due to its immateriality, Dignified One is treated as an investment for accounting purposes. Therefore, the policies purchased by Dignified One are not reflected in the Company's consolidated financial statements or in the Company's operating or consolidated financial data presented herein. All of the policies owned by Dignified One have been sold pursuant to a sale agreement substantially similar to the September Sale Agreement (as defined herein).

    The Reorganization and the Reverse Stock Split
    ----------------------------------------------

         On September 30, 1995, the Company and its then sole stockholder, The Echelon Group Inc. ("Echelon") entered into a series of transactions (collectively, the "Reorganization") to separate the business of Dignity Partners from Echelon's other business interests. Echelon, which was owned by Bradley N. Rotter, Alan B. Perper and John Ward Rotter, the only executive officers of the Company (collectively, the "Executive Officers"), conducted a number of financial services businesses in addition to the business conducted by Dignity Partners. As part of the Reorganization, the Executive Officers created a newly formed limited liability company, The Echelon Group of Companies, LLC ("New Echelon LLC"), and contributed to New Echelon LLC the shares of common stock of Echelon owned by them in return for equity interests in New Echelon LLC. Echelon then sold to New Echelon LLC, at fair market value as determined in part by an independent third party appraiser and in part by the face value or depreciated book value, substantially all of its assets (including amounts previously owed by Dignity Partners to Echelon for expenses incurred by Echelon on behalf of Dignity Partners and interest on loans made by Echelon to Dignity Partners prior to the Reorganization) other than the then outstanding shares of common stock of Dignity Partners (the "Echelon Asset Sale"). The consideration for the Echelon Asset Sale, which equaled approximately $3.54 million, consisted of (i) $700,000 in cash, (ii) the cancellation of outstanding debt of Echelon owed to New Echelon LLC (representing funds advanced by Bradley and John Ward Rotter to Echelon, the right to receive payment thereunder having been previously assigned by them to New Echelon LLC), in an aggregate amount, including accrued interest, of $2.7 million, and (iii) a $144,000 promissory note which New Echelon LLC subsequently paid in full. In addition, New Echelon LLC assumed the liabilities of Echelon unrelated to Dignity Partners.

         Following the Echelon Asset Sale, Echelon was merged with and into Dignity Partners (the "Merger"). Pursuant to the Merger, the authorized capitalization of Dignity Partners was increased from 1,000 shares of common stock to 17 million shares, consisting of 15 million shares of Common Stock and two million shares of Preferred Stock (the "Serial Preferred Stock") issuable in series. Of the authorized Serial Preferred Stock, 135,000 shares were designated as Convertible Cumulative Pay-in-Kind Preferred Stock ("Convertible Preferred Stock"). Pursuant to the Merger, each outstanding share of common stock of Dignity Partners was canceled, each outstanding share of Echelon common stock was converted into 15,893 shares of Common Stock of Dignity Partners, and the outstanding shares of preferred stock of Echelon (all of which were owned by Bradley Rotter, Chairman of the Board and a director of the Company) were converted into an aggregate of 34,880.13 shares of Convertible Preferred Stock. On December 1, 1995, a dividend, consisting of 379.8059 shares of Convertible Preferred Stock, was paid on the outstanding shares of Convertible Preferred Stock. Each outstanding share of Convertible Preferred Stock (and shares of Convertible Preferred Stock issuable in respect of accrued and unpaid dividends thereon) were converted into Common Stock and sold by Bradley Rotter in the Company's initial public offering in February 1996. See " -- The Initial Public Offering." The Merger had no material impact on the Company's operations.

         On January 12, 1996, the Company effected a reverse stock split pursuant to which each outstanding share of Common Stock was converted into
 .7175 of a share of Common Stock (the "Reverse Stock Split").

    The Initial Public Offering
    ---------------------------

         In February 1996, the Company completed an initial public offering of an aggregate of 2,702,500 shares of its Common Stock at the public offering price of $12.00 per share. Of such shares, 2,381,356 shares were issued and sold by the Company and 321,144 shares (representing all shares issuable and issued pursuant to the conversion in full of the Convertible Preferred Stock) were sold by Bradley Rotter. The Company did not receive any proceeds from the sale of shares by Bradley Rotter. The net proceeds to the Company from the offering were approximately $25.3 million after deducting the underwriters' discount and estimated offering expenses. Approximately $7.4 million of such proceeds were used to repay indebtedness of the Company and amounts owed by the Company to affiliates with respect to prior operating expenses and debt. See Note 2 of Notes to Consolidated Financial Statements.

Asset Sales
-----------

    Introduction and Reasons for Asset Sale
    ---------------------------------------

         The Company believes that the efficacy of the treatments reported at the AIDS Conference and subsequently reported treatments have increased the risks of holding policies insuring the lives of individuals diagnosed with HIV or AIDS, especially those individuals with longer life expectancies. If the experimental treatments are proven effective and become widely available, the actual life expectancies of a significant number of insureds could substantially exceed the Company's original estimates of their life expectancies, thereby materially adversely affecting the Company's results of operations, cash flows and yields. In light of the uncertainties attendant to the continued ownership of the Company's portfolio, the Board of Directors believed that it was in the best interests of the Company to attempt to minimize risk and to provide working capital while the Company evaluates its strategic options.

         The holders of Common Stock have authorized the Board of Directors to sell all or substantially all of the assets of the Company on terms that the Board of Directors deems expedient and in the best interests of the Company. The Board of Directors has authorized the sale of all or substantially all of the Company's policies. However, the sale of policies held through DPFC, all of which are pledged as security for the Securitized Notes, will require the consent of all of the holders of the Securitized Notes and the Company.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Securitized Notes." No assurance can be given that the Company will be able to obtain such consent. The Company has discussed potential sales of DPFC policies with the holders of the Securitized Notes; however, it is too early to determine whether the holders of the Securitized Notes and the Company will decide to sell such policies or whether such a sale is feasible.

Terms of Sale Agreements
------------------------

         Through March 1997 the Company has entered into several agreements to sell portions of its portfolio of policies. None of the purchasers thereunder is affiliated with the Company or any of its directors or officers. The following is a summary of the material terms and provisions of the agreements.

         Sale agreement dated as of September 27, 1996
         ("September Sale Agreement")

                  The Company entered into the September Sale Agreement, which provided for the sale of 197 HIV/AIDS policies having an aggregate face value of approximately $14.2 million. Under the September Sale Agreement, a policy will not be sold if the insured dies prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy.

                  The purchase price of each policy was 61.86% of its face value plus 100% of prepaid premiums ($8.7 million in aggregate purchase price). The estimated aggregate purchase price was placed in escrow prior to the time that change in ownership and/or beneficiary forms were sent to the insurance companies that issued the policies. Under the September Sale Agreement, the purchase price for each policy is to be delivered to the Company after the issuing insurance company acknowledges in writing the transfer of ownership of the policy to the purchaser. If such acknowledgment for a policy is not received within 90 days after the date the documents are delivered to the insurance company, the sale of such policy may be rescinded.

                  The agreement contained cross indemnity provisions pursuant to which the Company and the purchaser agreed to indemnify each other against losses, liabilities or damages arising in connection with a claim under any policy or with any breach of any representation or warranty made by the breaching party in the agreement.

                  Of the policies subject to the September Sale Agreement, ownership of 145 policies (representing $11.9 million in face amount) had not yet been transferred at December 31, 1996. Such policies were carried on the balance sheet at December 31, 1996 at $6.9 million after giving effect to the reserve for loss on assets held for sale. Through December 31, 1996, the Company had collected $1.2 million in sale proceeds under the September Sale Agreement and had collected an additional $6.7 million in sales proceeds through March 17, 1997.
         See "Notes 3, 4 and 17a of Notes to Consolidated Financial
         Statements".

         Sale agreement dated as of January 16, 1997

                  The Company entered into an agreement dated January 16, 1997, to sell 18 HIV/AIDS policies having an aggregate face value of approximately $1.0 million. The sale price is approximately $710,000 plus interest at the rate of 4.5% per annum from the date of such agreement to the date of payment for the policy. The purchaser is also required to reimburse the Company for any premiums paid on or after the date of such agreement. A policy sale may be rescinded if the issuing insurance company does not acknowledge within 60 days of the date of the agreement the transfer of ownership to the purchaser.

                  The agreement contains cross indemnity provisions pursuant to which the Company and the purchaser have agreed to indemnify each other against losses, liabilities or damages arising in connection with a breach of any covenant, representation or warranty made by the breaching party.

                  Such policies were carried on the balance sheet at December 31, 1996 at approximately $590,000 after giving effect to the reserve for loss on assets held for sale. Through March 17, 1997, the Company had collected $700,000 in sale proceeds under the agreement (representing the sale proceeds in excess of 95% in number and face value of the policies subject to this agreement).

         Sale agreement dated February 10 , 1997

                  The Company entered into an agreement dated February 10, 1997, which provides for the sale of 67 HIV/AIDS policies having an aggregate face value of approximately $4.5 million. Under the agreement, a policy will not be sold if the insured dies prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy.

                  The purchase price of each policy equals 66% of its face value plus 100% of prepaid premiums ($3.0 million in aggregate purchase price). The estimated aggregate purchase price is required to be placed in escrow prior to the time that change in ownership forms are sent to the insurance companies that issued the policies. Under the agreement, the purchase price for each policy is to be delivered to the Company after the issuing insurance company acknowledges in writing the transfer of ownership of the policy to the purchaser. If such acknowledgment for a policy is not received within 30 days after the date the documents are delivered to the insurance company, the sale of such policy may be rescinded.

                  The agreement contains cross indemnity provisions pursuant to which the Company and the purchaser have agreed to indemnify each other against losses, liabilities or damages arising in connection with a claim under any policy or with any breach of any representation or warranty made by the breaching party in the agreement.

                  The policies subject to the agreement were carried on the balance sheet at December 31, 1996 at $2.2 million after giving effect to the reserve for loss on assets held for sale. Through March 17, 1997, the Company had collected $800,000 in sale proceeds under the agreement (representing 22 of the number and $540,000 in carrying value of the policies subject to the agreement).

         Sale agreement dated March 24 , 1997

                  The Company entered into an agreement dated March 24, 1997, which provides for the sale of 31 non-AIDS policies having an aggregate face value of approximately $2.9 million. Under the agreement, a policy will not be sold if the insured dies prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy.

                  The purchase price of each policy equals 59% of its face value plus 100% of prepaid premiums ($1.7 million in aggregate purchase price). The estimated aggregate purchase price is required to be placed in escrow prior to the time that change in ownership forms are sent to the insurance companies that issued the policies. Under the agreement, the purchase price for each policy is to be delivered to the Company after the issuing insurance company acknowledges in writing the transfer of ownership of the policy to the purchaser. If such acknowledgment for a policy is not received within 30 days after the date the documents are delivered to the insurance company, the sale of such policy may be rescinded.

                  The agreement contains cross indemnity provisions pursuant to which the Company and the purchaser have agreed to indemnify each other against losses, liabilities or damages arising in connection with a claim under any policy or with any breach of any representation or warranty made by the breaching party in the agreement.

                  The policies subject to the agreement were carried on the balance sheet at December 31, 1996 at $1.5 million after giving effect to the reserve for loss on assets held for sale.

Consideration of Strategic Options
----------------------------------

         In September 1996, the Company, in light of the uncertainties facing its viatical settlement business, engaged Jefferies & Company, Inc. to assist the Company in its evaluation of its strategic direction. The Board of Directors has not fully evaluated all options and has not determined which option is in the best interests of the Company and its stockholders. There can be no assurance that a feasible option other than liquidation will be found or that any option, if selected and pursued, will be profitable. Although the Board of Directors continues to consider various strategic options, the Board has decided that disposition of assets in the circumstances is prudent and a proper means to reduce risk of further deterioration in the value of the Company's portfolio. The Board has also decided that it is not viable to continue to operate a viatical settlement business solely for non-AIDS policies while a market for that type of policy develops, if it develops at all. As a result, the Board of Directors in February 1997 approved the cessation of the viatical settlement business and the sale by the Company of its non-AIDS policies, consisting of approximately 31 policies with a face value of $2.9 million. If the ownership of the policies subject to the sale agreements described under "Asset Sales -- Terms of Sale Agreements" are successfully transferred pursuant to the terms of such agreements, the only remaining policies will be those held by DPFC (with a face value of $47.6 million at December 31, 1996).

         On November 4, 1996, the Company made a strategic equity investment of $3.0 million in convertible preferred stock and an option to buy 8.2 million shares of common stock (approximately 11.4% of the common stock at November 4,
1996) of American Information Company, Inc. ("American Information"), a privately held company which, among other things, provides information services to individuals owning or purchasing automobiles. On March 18, 1997, the Company, following conversion of 8.2 million shares of convertible preferred stock into
8.2 million shares of shares of common stock, sold such shares (approximately 38% of the Company's 30% equity investment in American Information) to an unaffiliated third party for $1.83 million. The estimated pre-tax gain on this transaction is $700,000 which will be recognized in the first quarter of 1997. At March 18, 1997 the Company owned approximately 14.7% of the equity of American Information and the shares which the Company is entitled to purchase under the option represent approximately 9.0% of the equity of American Information. The Company accounts for this investment using the cost method. See "Note 6 of Notes to Consolidated Financial Statements".

Viatical Settlement Business
----------------------------

         The Company's viatical settlement business involved the following principal steps: (a) origination of policy purchases through a referral network,
(b) underwriting, which included evaluating the terms of a policy and, with the assistance of one or more independent physicians or other medical consultants, estimating the life expectancy of the insured, (c) closing the transaction, which included execution of a sale agreement, releases of beneficiaries and an insurance policy assignment as well as payment of the purchase price; (d) monitoring the insured and the policy; and (e) collecting the policy proceeds following the insured's death. Each of these steps is described in more detail in the Company's Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K"). The Company has ceased purchasing policies and, therefore, monitoring and collection activities are the only steps that continue.

     Monitoring
     ----------

         Following the purchase of a life insurance policy, the insured is regularly monitored to obtain timely information concerning the insured so that proceeds may be collected as promptly as possible following the death of the insured. In addition to tracking the medical status and location of an insured, the Company also monitors the policy to ensure it does not lapse because of a failure to timely pay premiums. Some protection against the failure to pay premiums is provided by statutory or policy provisions that require insurance companies to provide written notice before terminating a policy for failure to pay premiums. As owner of record of the policy, the Company generally receives such notice directly. Furthermore, the Company monitors the policy to ensure that premium waivers are renewed and that, when required, the policy is converted (e.g., from a group term policy to an individual whole life policy) in a timely manner.

     Collection
     ----------

         Once an insured has died, a request for a copy of the death certificate is filed in the appropriate governmental office. Often the insured's family or companion also submits a copy of the death certificate to the Company. The Company then files the death certificate with the insurance company and requests payment of the policy proceeds. The Company monitors the collection status until it receives the face value of the policy. Monitoring of collection status is assisted by the Company's management information system. Insurance companies have an incentive to pay promptly on policies because most states require insurance companies to pay interest on claims which take more than 30 days to settle. Actual collections generally occur within 30 to 55 days following the death of the insured. However, in certain states (e.g., New York) actual collections take a longer period of time due to delays in processing of documents by state authorities.

Policy and Portfolio Information
--------------------------------

         As of December 31, 1996, excluding policies subject to a pending sale agreement, the Company owned 754 policies on the lives of 578 individuals (including policies owned by DPFC). Information with respect to the types of policies the Company has purchased, the geographic location of the individuals insured thereunder, the obligors which issued such policies and statistical data with respect to the historical performance of the Company's portfolio was provided in the Company's 1995 10-K. Since the Company is no longer purchasing policies and has sold or entered into contracts to sell all or substantially all of its policies (other that those held by DPFC), the Company does not believe such information is meaningful or comparable to that previously provided. However, because generally accepted accounting principles require the Company to recognize a loss to the extent that the carrying value of the assets of DPFC become less than the carrying value of its liabilities, notwithstanding the non-recourse nature of the Securitized Notes, the Company has included a discussion regarding certain information about DPFC's portfolio under "Management's Discussion and Analysis -- Certain Accounting Implications for DPFC."

Employees
---------

         As of December 31, 1996, the Company employed 15 individuals (including the Executive Officers), two of whom (in addition to the Executive Officers) also perform services on behalf of New Echelon. None of the Company's employees is a member of a labor union. The Company believes that it maintains good relations with its employees.

ITEM 2--PROPERTIES
------------------

         The Company currently leases approximately 5,900 square feet of office space in San Francisco which it shares with New Echelon LLC. The Company, which is the lessee under the lease, charges New Echelon LLC for 35% of the rent of the entire office space. See "Certain Relationships and Related Transactions." The Company believes that its current office space will be adequate for its purposes through the expiration of the lease in 1999. The Company also maintains an office in Incline Village, Nevada.

ITEM 3--LEGAL PROCEEDINGS
-------------------------

         From time to time, the Company is involved in routine legal proceedings incidental to its business, including litigation in connection with the collection of amounts owed by insurance company obligors. The Company does not expect that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, liquidity or results of operations.

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (Docket No. C96-4558) against Dignity Partners, Inc. and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations are based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. The Company and each of the defendants intend to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The Company and each of the defendants intend to defend the action vigorously.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         At a special stockholders' meeting held on December 16, 1996, the stockholders of Dignity Partners, Inc. approved a proposal to authorize the Company's Board of Directors to sell all or substantially all of the Company's assets. The voting tallies were 2,674,338 votes for, 10,885 votes against and 1,606,601 withheld/not voted.

                                     PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------------------------------------------------------------
          STOCKHOLDERS MATTERS
          --------------------

         The Company's Common Stock is listed on The Nasdaq Stock Market's National Market System under the symbol "DPNR". As of March 10, 1997, there were approximately 15 holders of record of Common Stock, including banks, brokerage firms and other nominees. A substantial portion of the publicly-held shares of Common Stock are held in book-entry form. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock on the National Market System. The Company's initial public offering occurred in February 1996.


                 1996                                    High          Low
 First Quarter (beginning February 14, 1996) .........$ 14 1/2      $ 11 1/8
 Second Quarter ......................................  13 3/4         6 1/2
 Third Quarter .......................................   9             1
 Fourth Quarter ......................................   3 15/32       2 1/8


         The Company has never declared or paid any cash dividends on its capital stock. The Indenture limits the Company's ability to pay dividends by restricting, prior to repayment in full of the Securitized Notes, the Company's access to cash generated through the collection of pledged policies. The Company currently intends to retain its future earnings, if any, to finance its review of strategic options and any new business that may result from such review. Therefore, the Company does not anticipate paying cash dividends on the Common Stock for the foreseeable future.

ITEM 6--SELECTED FINANCIAL DATA
-------------------------------

         The data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. For the reasons set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Method of Accounting," information for 1996 and as of December 31, 1996 is not comparable to prior periods. In addition, the expected collection period information presented below under "Operating Data" represents the period originally established by the Company at the time of purchase of each policy and has not
                                                                             ---
been adjusted to reflect the uncertainty resulting from new treatments for AIDS and HIV.

                                                 Years Ended December 31,
                                                 ------------------------

                                           1996      1995      1994      1993(1)
                                           ----      ----      ----      ------
                                (Dollars in thousands, except per share amounts)

Statement of Operations Data:
-----------------------------
Earned discounts on life
  insurance policies (2) ..............   $ 3,697   $ 6,933   $ 4,240   $   420
Earned discounts on prior maturities
  and matured policies (2) ............     1,782        --        --        --
Total income ..........................     6,584     7,389     4,443       437
Interest expense ......................     3,984     3,352     1,115        52
Net loss on assets sold ...............       180        --        --        --
Provision for loss on assets held for
  sale ................................     3,140        --        --        --
Loss on investment in wholly owned
  financing subsidiary ................     6,940        --        --        --
Total expenses ........................    17,297     5,394     2,279       776
Income (loss) before income taxes,
  minority interest, equity in loss of
  unconsolidated subsidiary and net
  loss in wholly owned financing
  subsidiary charged to reserve for
  equity interest .....................   (10,713)    1,996     2,163      (339)
Income tax benefit (expense) ..........       526      (625)     (137)      229
Minority interest of limited partners
  in earnings of investment
  partnership (3) .....................        --       568     1,791       236
Net loss in wholly owned financing
  subsidiary charged to reserve for
  equity interest .....................       488        --        --        --
Net income (loss) .....................    (9,699)      803       235      (347)
Net income (loss) per common share (4).   $ (2.46)  $  0.42   $  0.19   $(10.15)
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands) (4) ..................     3,942     1,902     1,211        34

Operating Data:
---------------
Number of policies purchased during
  period ..............................       475       386       469       197
Number of policies sold during
  period (5) ..........................       257        --        --        --
Number of policies outstanding,
  end of period (6) ...................       754       749       548       188
Aggregate purchase price of policies
  purchased during period (7) .........   $24,099   $21,757   $25,449   $ 9,476
Aggregate face value of policies
  purchased during period .............   $33,132   $29,688   $35,555   $15,490
Aggregate face value of policies sold
  during period (5) ...................   $20,810        --        --        --
Aggregate face value of portfolio of
  policies, end of period (6) .........   $56,792   $59,744   $43,205   $14,785
Weighted average expected collection
  period for policies purchased during
  period (8) ..........................  36.9 mos. 26.2 mos. 23.4 mos. 20.6 mos.
Weighted average remaining expected
  collection period (9) ...............  11.1 mos. 14.0 mos. 15.8 mos. 16.7 mos.




Balance Sheet Data (at period end):
------------------
Cash and cash equivalents .............   $ 6,586   $ 1,057   $    31   $ 1,073
Assets held for sale ..................    11,520        --        --        --
Purchased life insurance policies .....    41,246    48,938    32,916    11,446
Total assets ..........................    68,944    58,226    35,433    13,967
Reserve for equity interest in wholly
  owned financing subsidiary ..........     6,453        --        --        --
Long-term notes payable ...............    41,218    39,105        --        --
Other long term debt ..................        --     1,444    18,447        --
Total liabilities .....................    48,802    46,680    22,176       594
Minority interest of limited partners
  in investment partnership (3) .......        --     6,680     9,195    10,035
Total stockholders' equity ............    20,142     4,866     4,062     3,339


(1) The Company commenced operations on January 2, 1993 and commenced purchasing life insurance policies on April 4, 1993.
(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Method of Accounting."
(3) The minority interest represents the interest of the former limited partners of Dignity Viatical in the net assets and income of Dignity Viatical. See "The Company - Dignity Viatical and Dignified One" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(4) Reflects the Reorganization, the Reverse Stock Split and the conversion of shares of Convertible Preferred Stock outstanding during the periods presented into shares of Common Stock as if such transactions had occurred at the beginning of each period presented. See Note 14 of Notes to Consolidated Financial Statements.
(5) Represents policies sold or covered by a sale agreement executed during 1996. The aggregate sales price does not represent the cash actually received by the Company during 1996 for the sale of such policies.
(6) Includes policies categorized as "assets held for sale," "purchased life insurance policies" and "matured policies receivable."
(7) Consists of the purchase price and additional costs capitalized through the end of the period. The aggregate purchase prices shown in the respective periods do not necessarily represent the cash actually paid for the policies in such periods as reflected in the Company's consolidated statements of cash flows. The purchase prices include amounts paid or payable in a subsequent period for the face values acquired in the periods shown. In addition, the aggregate purchase price for 1993 includes the purchase price of policies contributed to the Company by Echelon in exchange for common stock.
(8) Represents the average original expected collection period weighted by the face value of each policy purchased during the period.
(9) Represents the average remaining expected collection period (based on the original expected collection period and the time elapsed) weighted by the face value of each policy for "assets held for sale," "purchased life insurance policies" and "matured policies receivable" at the end of the period.


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
                 AND RESULTS OF OPERATIONS
                 -------------------------

         The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 1996, 1995 and 1994, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the reclassification into "assets held for sale" of a substantial portion of the Company's assets in the third quarter of 1996 and related accounting consequences) the Company's results of operations and cash flows for 1996 are not comparable to prior periods.

Overview
--------

         Dignity Partners, Inc. is a specialty financial services company. The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) from, a life insurance policy. The Company was formed in September 1992 as a wholly-owned subsidiary of Echelon, commenced operations on January 2, 1993 and commenced purchasing life insurance policies in April 1993. Effective September 30, 1995, Echelon was merged with and into Dignity Partners as part of the Reorganization. See "The Company -- The Reorganization and the Reverse Stock Split." The Merger had no material impact on the Company's financial condition or results of operations except for the effect on per share calculations. See Note 14 of Notes to Consolidated Financial Statements.

Cessation of Viatical Settlement Business; Sale of Assets
---------------------------------------------------------

         On July 16, 1996 the Company announced that, in light of the data regarding new treatments involving combinations of various drugs presented at the AIDS Conference, the Company was temporarily ceasing processing new applications for policies insuring individuals afflicted with AIDS and HIV while it further analyzed the effects of such research results on its business and its strategic options. Further analysis resulted in the Company's concluding that the efficacy of the treatments reported at the AIDS Conference and subsequently reported treatments have increased the risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV and AIDS, especially those individuals with longer life expectancies. The Company decided in the third quarter of 1996 to sell all or substantially all of its assets. As a result of such decision, the Company reclassified all of its assets (other than the policies held by DPFC) to a "held-for-sale" category during the third quarter of 1996. Accordingly, such assets are accounted for on the lower of carrying value or fair value less cost to sell. The Company cannot predict what further impact the foregoing may have on its business, prospects, results of operations or financial position.

         The Company sought and received on December 1996 stockholder approval to sell all or substantially all of its assets.

         Based on the Company's evaluation of the effects of the research results reported at the AIDS Conference and subsequent reports and other information, the Company believes that it is extremely difficult to predict accurately life expectancy of people afflicted with HIV and AIDS. Further, the Company decided that it is not viable to continue to operate a viatical settlement business solely for non-AIDS policies while a market for non-AIDS policies develops, if it develops at all. As a result, the Board of Directors in February 1997 approved the cessation of the viatical settlement business and the sale by the Company of its non-AIDS policies, consisting of approximately 31 policies with a face value of $2.9 million. If the Company is successful in selling such policies, the only remaining policies will be those held by DPFC.

        Through March 24, 1997 the Company had sold or entered into agreements to sell approximately 373 policies with an aggregate purchase price of $19.5 million, representing $29.2 million in aggregate face value. The Company reported a pre-tax loss of $179,548 in 1996 and expects to report a pre-tax gain of $1.5 million in the first half of 1997 in connection with the policies sold pursuant to these sale agreements. See "Year Ended December 31, 1996 Compared to Year Ended December 31, 1995 -- Net loss on assets sold."

Method of Accounting
--------------------

         Through June 30, 1996, the Company recognized income ("earned discount") on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the policy's face value (the "Accrual Period"), the difference (the "unearned discount") between (a) the face value of the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. Through June 30, 1996, the carrying value for each policy was reflected on the Company's consolidated balance sheet under "purchased life insurance policies" and consisted of the purchase price, other capitalized costs and the earned discount on the policy accrued to the balance sheet date. The Company capitalized as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company, (iii) amounts, if any, paid to referral sources upon acquisition of the policy and (iv) amounts paid to Consultants (i.e., independent physicians or other medical consultants retained for the purpose of estimating the insured's life expectancy). The carrying value of a policy changed over time, and was adjusted quarterly to reflect earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the Accrual Period was determined by the Company based upon its estimate of the date on which it would collect the face value of the policy. Such estimate was based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and was also adjusted to reflect the historical accuracy of the life expectancies estimated by the Consultants and the typical period between the date of an insured's death and the date on which the Company collects the face value of the policy.

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

         As a result of the Company's decision to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during the quarter ended September 30, 1996. The Company also established a reserve for loss of the Company's equity interest in DPFC during the quarter ended September 30, 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequent reports of the efficacy of new treatments for AIDS/HIV. As of December 31, 1996, such reserves were $2.9 million and $6.5 million, respectively. In addition, beginning in the third quarter of 1996, the Company began generally recognizing income upon receipt of proceeds on policies (either pursuant to sale or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies or any reserve for loss of the Company's equity interest in DPFC. The calculation of the reserve for loss on assets held for sale was calculated based on the life expectancies of the insureds under the policies in relation to prices obtained by the Company in connection with other sales.

Method of Consolidation
-----------------------

         The Company's financial statements consolidate the assets, liabilities and operations of DPFC, the Company's wholly-owned subsidiary through which the Company issued the Securitized Notes. See Note 9 of Notes to Consolidated Financial Statements. DPFC has purchased 902 policies with an aggregate face value of $67.1 million and will not purchase any more policies. The carrying value of the policies held by DPFC was $41.2 million at December 31, 1996. In addition, because Dignity Partners controlled Dignity Viatical, the assets, liabilities and operations of Dignity Viatical have been consolidated with those of the Company in the consolidated financial statements. Through June 30, 1996, Dignity Viatical had purchased 169 policies with an aggregate face value of $13.9 million. The minority interest of former limited partners in investment partnership reflected in the Company's consolidated financial statements represents the limited partners' interests in the net assets and income of Dignity Viatical. On June 25, 1996, the Company purchased the limited partnership interests in Dignity Viatical and became the sole owner of all the partnership interests therein. On August 2, 1996, the Company entered into an agreement to sell to an unaffiliated third party virtually all of the policies owned by Dignity Viatical. See "The Company -- Dignity Viatical and Dignified One."

Certain Accounting Implications for DPFC
----------------------------------------

        Under generally accepted accounting principles, to the extent that the carrying value of the assets of DPFC are less than the carrying value of its liabilities, the Company would be required to recognize a loss equal to the amount of such difference, notwithstanding the non-recourse nature of the Securitized Notes. At December 31, 1996 and February 28, 1997, the carrying value of the assets of DPFC were $47.2 million and $45.2 million, respectively (consisting of purchased life insurance policies, restricted cash and a portion of matured policies receivables) and its liabilities were $41.2 million and $40.0 million , respectively (consisting of long term notes payable, i.e. the Securitized Notes).

        Although the Securitized Notes had an expected life of 2.1 years when the aggregate maximum principal amount of the Securitized Notes was increased from $35 million to $50 million in September 1995, the Company does not believe that the Securitized Notes will be retired through collections by October 1997. The Company believes that, if the Securitized Notes are not retired by late 2001, the assets of DPFC will become less than its liabilities because the costs of carrying the Securitized Notes, including interest and servicing and trustee fees, will deplete collections available to repay principal. In the event that the collection experience for DPFC policies is substantially delayed, the assets of DPFC may become less than its liabilities before late 2001.

        Additionally, if the collection experience for the DPFC policies is substantially delayed, the value of the assets of DPFC may erode further for some of the following reasons. First, a decision to discontinue paying premiums on some policies may be made because the present value of the expected death benefit on some policies may be less than expected future premiums to be paid on such policies. Second, the face value of certain policies (especially group term) may begin to decrease as the people whose lives are insured thereunder reach specified age levels (often 65). Finally, policies for which the insurance was continued under a disability provision may be uneconomical to convert given the insured's age and life expectancy if such insured person is no longer considered disabled. The Company cannot determine at present which, if any, policies held by DPFC would be so affected.

        In light of the foregoing, the Company believes that it is possible that the Company may, in the future under generally accepted accounting principles, be required to recognize a further loss to the extent that the carrying value of the assets of DPFC is less than its liabilities. However, when the Securitized Notes are finally discharged or mature, the Company under generally accepted accounting principles would recognize a gain in an amount equal to the aggregate amount of any such losses recognized. The Securitized Notes represent the obligations solely of DPFC and were not guaranteed by the Company. Therefore, the Company is not required to fund any principal deficiencies.

Share Repurchase Program
------------------------

         In October 1996, the Board of Directors of the Company approved a share repurchase program pursuant to which the Company is authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. Through December 31, 1996, 145,000 shares had been repurchased at a weighted average price of $2.69 per share.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

         Earned Discounts. The Company purchased 475 policies with an aggregate face value of $33.1 million during the year ended December 31, 1996 compared to the purchase of 386 policies with an aggregate face value of $29.7 million during 1995. Of the 475 policies purchased in 1996, 133 policies with an aggregate face value of $8.1 million were purchased in the second half of the year. Earned discounts on life insurance policies decreased 46.4% from $6.9 million during 1995 to $3.7 million through June 30, 1996.

         Effective June 30, 1996, the Company reclassified all of its assets (other than the policies held by DPFC) to a "held for sale" category. The Company also established a reserve to reflect estimated loss of the Company's equity interest in DPFC because of the uncertainties created by the data presented at the AIDS Conference and subsequently reported data. As a result, beginning on July 1, 1996, the Company began recognizing income only upon receipt of proceeds on policies (pursuant to the death of the insured). Consequently, the Company did not recognize any earned discounts on life insurance policies during the second half of 1996, but instead recognized $980,000 of earned discounts on matured policies for such period. Such income is equal to the difference between the proceeds the Company received on the policies (less any back end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies and any reserve for loss of the Company's equity interest in DPFC. See Notes 1d, 1e, 4 and 5 to the Notes to Consolidated Financial Statements. In addition, in connection with the decision to sell all or substantially all of the Company's assets, in the third quarter of 1996 the Company recognized $802,000 of earned discounts on prior maturities. Such earned discounts were carried on the balance sheet at June 30, 1996 as unearned income which related to policies for which the Company had collected the proceeds prior to the expected collection date. The Company has not had earned discounts on prior maturities since the third quarter of 1996 and will have none in future periods.

         Interest Income. Interest income increased dramatically (193%) in 1996 as a result of the investment of the initial public offering proceeds in short term securities and marketable securities. Interest income has decreased since the beginning of 1996 as such funds were used to purchase life insurance policies and for other working capital purposes. See Note 2 of Notes to Consolidated Financial Statements.

         Other Income. Components of other income include collections on policies of dividends, interest, paid-up cash values, increases in face value of matured policies and reimbursements of premiums on matured policies. Other income increased during 1996 due mainly to collections on a larger portfolio and a $80,000 aggregate increase in face value on two policies.

         Interest Expense. Interest expense increased 17.6% to $4.0 million in 1996 from $3.4 million in 1995 as a result of the higher level of portfolio purchases and the increase in borrowings used to fund those purchases. Average borrowings under the Securitized Notes were $42.7 million in 1996 compared to $26.7 million in 1995. The interest rate on the Securitized Notes decreased to 9.2% in October 1995 from 9.5%. Borrowings under the Company's revolving credit facility bore a dollar weighted interest rate of 12.1% and 13.6% in 1996 and 1995, respectively. Average borrowings were $800,000 in 1996 compared to $4.2 million in 1995. See "Notes 8 and 9 of Notes to Consolidated Financial Statements", and "Liquidity and Capital Resources" and "Description of Securitized Notes" below for further information regarding the Securitized Notes and revolving credit facility.

         Compensation and Benefits. Compensation and benefits increased 41.8% in 1996 compared to 1995 due to the hiring of additional personnel to handle the administrative tasks relating to the Company's relatively larger portfolio and non-broker referral business and to support the Company's relative growth in the first six months of 1996. Subsequent to the AIDS Conference and the cessation of new application processing, the number of employees decreased from 27 on July 16, 1996 to 15 at December 31, 1996.

         Other General and Administrative Expenses. Other general and administrative expenses increased 56.0% to $1,388,000 in 1996 from $890,000 in 1995. Expenses for legal, accounting, insurance, director fees and advertising increased in 1996 an aggregate of $483,000, in part as a result of the Company's status as a public company, activities related to the special meeting of stockholders of the Company held in December 1996 and new business development activities. Additionally, because the Company ceased processing applications for policies insuring individuals with AIDS and HIV, approximately $110,000 of medical review costs associated with such policies in the underwriting process were expensed in 1996. The Company also recorded in 1996, a one-time expense of $92,000 to recognize the fair value of warrants issued to Jefferies & Company to purchase up to 300,000 shares of Common Stock. See Note 16 of Notes to Consolidated Financial Statements.

         Amortization. Because the Company prepaid its revolving credit facility in August 1996, the Company incurred a charge in the third quarter of 1996 of $130,000 as a result of the Company's writing off the unamortized financing charges related to that facility.

         Net loss on assets sold. The total net loss recorded in 1996 on assets sold was $180,000. On August 2, 1996, the Company sold 58 policies held by Dignity Viatical and two other policies to an unaffiliated third party. This transaction resulted in a pre-tax loss in the amount of approximately $300,000. Also recorded in 1996, was a gain totaling $120,000 on proceeds collected in respect to policies sold pursuant to the September Sale Agreement. The realized gain was calculated based on the difference between the sale value and the carrying value after giving effect to the provision for loss on sale of assets.

         Provision for loss on assets held for sale. The Company recorded in 1996 a provision for loss on sale of assets totaling $3.1 million based on management's estimate of proceeds from the sale of policies. The provision equals the difference between the carrying value of policies and those estimates. The estimates are based on the life expectancies of the insureds covered by the policies, the estimated sale period and the prices obtained by the Company in connection with other sales of policies. For purposes of calculating such loss provisions, furniture and equipment have been valued on the assumption that miscellaneous office equipment has no sales value.

         Loss on investment in wholly owned financing subsidiary. As of June 30, 1996, the Company had an initial capital investment recorded of $2.9 million and, through consolidation, an additional $3.3 million of increased equity attributable to the earnings of DPFC. A reserve has been recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of the Company's entire equity interest in DPFC. This reserve includes the write-off of deferred financing costs in an amount equal to approximately $740,000. See "-- Certain Accounting Implications for DPFC."

         Income Taxes. Income tax expense decreased in 1996 over the comparable period in 1995. This decrease was a result of the loss provision on assets held for sale and equity loss of wholly owned financing subsidiary recorded in 1996. The Company assumes there is no future income tax benefit related to any loss carryforward.

         Minority Interest of Limited Partners in Earnings of Investment Partnership. All earned discounts attributable to the former limited partners of Dignity Viatical had been fully accrued by December 31, 1995 and, therefore, minority interest of limited partners in earnings of investment partnership was zero for 1996 compared to $568,000 for 1995. Dignity Partners purchased, effective June 25, 1996, the limited partnership interests of the former limited partners for approximately $5.2 million.

     Net loss in wholly owned financing subsidiary charged to reserve for equity interest. In the fourth quarter of 1996, the DPFC net loss of $488,000 was included in the Company's net loss before income taxes, minority interest and net loss in wholly owned financing subsidiary charged to reserve for equity interest. This loss was charged against the initial reserve for equity interest in wholly owned financing subsidiary which was recorded in the third quarter of 1996. For a description of the composition of such reserve, see "Loss on investment in wholly owned financing subsidiary" above.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.
----------------------------------------------------------------------

         Earned Discounts on Life Insurance Policies. The Company purchased 386 policies with an aggregate face value of $29.7 million during the year ended December 31, 1995 compared to the purchase of 469 policies with an aggregate face value of $35.5 million during 1994. The purchase of policies during 1995 was adversely impacted by capital constraints (particularly in the latter half of 1995 as compared to the latter half of 1994) and rising purchase prices as a result of increased competition during 1995. Earned discounts on life insurance policies increased 63.5% from $4.2 million during 1994 to $6.9 million in 1995, primarily as a result of the Company recognizing income over the 1995 period on a larger portfolio of policies. The Company began 1995 with purchased life insurance policies of $32.9 million, which was 188% larger than that at the beginning of 1994. To a lesser extent, the increase in earned discounts reflected a decrease in the weighted average remaining Accrual Period of the portfolio of purchased life insurance policies to 15.8 months at the beginning of 1995 from 16.7 months at the beginning of 1994; accordingly, the earned discount was accrued at a faster rate in 1995 than that in 1994. Competition also resulted in increased purchase prices, thereby reducing the earned discount in 1995 relative to the earned discount in 1994 on policies with comparable Accrual Periods.

         Interest Expense. Interest expense increased from $1.1 million for 1994 to $3.4 million for 1995. This increase was primarily attributable to increased debt obtained through advances of Securitized Note proceeds during 1995 which were used to fund policy purchases. In addition, interest rates were generally higher in 1995, though this factor was offset somewhat by the issuance in February 1995 of the Securitized Notes, which bear interest at a fixed rate (9.5% until, and 9.2% after, September 30, 1995) compared to a floating interest rate ranging from 8.8% to 13.8% applicable to borrowings under the Company's revolving credit facility during 1994. Interest expense increased at a faster rate than the increase in the aggregate cost of policies purchased through December 31, 1995 due to the increased leverage in 1995.

         Compensation and Benefits. Compensation and benefits increased from $619,000 for 1994 to $844,000 for 1995. This 36.2% increase was due to the hiring of additional personnel during 1995 to handle the administrative tasks relating to the Company's increased portfolio and non-broker referral business.

         Other General and Administrative Expenses. Other general and administrative expenses for 1994 were $302,000, compared to $890,000 for 1995. To the extent the Company reviews a policy which it does not purchase, costs associated with the review of the policy, such as fees paid to Consultants, are not capitalized, but are expensed as other general and administrative expenses. During 1995, the Company purchased a lower percentage of policies reviewed due to competition and to a smaller percentage of reviewed policies meeting the Company's underwriting standards. As a result, other general and administrative expenses increased disproportionately to the growth in the Company's portfolio. In addition, during 1995, the Company purchased more policies originated through non-broker sources. Under these circumstances, certain costs traditionally borne by the Company's sourcing brokers, such as the costs of obtaining medical records and insurance information, were incurred by the Company. These additional costs were not capitalized even if the policy was purchased and were expensed as other general and administrative expenses. Finally, the Company reserved approximately $125,000 and incurred an additional $135,000 more (approximately) in legal fees in connection with two Dignity Viatical collection disputes (one of which has been awarded in favor of the Company and one of which is on appeal) compared to 1994.

         Income Taxes. Income tax expense increased from $137,000 for 1994 to $625,000 for 1995. The increase is primarily the result of the Company's increased profitability in 1995 relative to 1994.

         Minority Interest of Limited Partners in Earnings of Investment Partnership. The minority interest of limited partners in earnings of investment partnership (which is derived primarily from earned discounts on policies acquired by Dignity Viatical) decreased from $1.8 million for 1994 to $568,000 for 1995. The decrease was due to the timing of the acquisition of policies by Dignity Viatical and the Accrual Periods applicable to those policies (and hence the recognition of earned discounts on those policies). The decrease also resulted from incurrence by the Company of legal expenses described above under "--Other General and Administrative Expenses."

Liquidity and Capital Resources
-------------------------------

         The Company does not currently have an external funding source. The Securitized Notes do not provide funds with which to fund operations. At December 31, 1996, cash and cash equivalents was $6.6 million. The Company is analyzing its current and future needs for financing, which will be dependent on its strategic direction. There can be no assurance that the Company will be successful in obtaining external financing on satisfactory terms assuming it determines it needs additional funds. However, the Company at present anticipates having sufficient liquidity to meet its working capital and operational needs through 1997, using the cash generated by the sale of policies as described in "Asset Sales -- Terms of Sale Agreements" and by the partial sale of convertible preferred shares of American Information as described in "Condideration of Strategic Options." Such needs may change significantly depending on strategic options.

         As of December 31, 1996, the outstanding principal amount of the Securitized Notes was $41.2 million. Principal repayments on the Securitized Notes began in July 1996. Principal repayments on the Securitized Notes are made from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal repayments.

Description of  Securitized Notes
---------------------------------

         The Securitized Notes were issued in 1995 pursuant to the Indenture, which provided for a maximum lending commitment of $50.0 million, subject to reduction of the commitment amount or early amortization in April 1996 if the outstanding principal balance of the Securitized Notes was less than $50.0 million. Funds advanced under the Securitized Notes were used primarily to purchase eligible policies which are pledged as collateral under the Indenture. Prior to the Amortization Date, proceeds from collected policies pledged under the Indenture were available to purchase additional policies. Repayments of principal were originally scheduled to begin in September 1996. An early amortization event occurred in June 1996 with the result that the maximum lending commitment was reduced to the then outstanding balance ($45.5 million) from $50.0 million, the Company lost the ability to use proceeds of policy collections to acquire additional policies and principal repayments on the Securitized Notes began in July 1996. The Securitized Notes bear interest at a fixed annual rate of 9.2%.

         The principal amount of the Securitized Notes to be repaid in any month is equal to proceeds of policies collected during the preceding month less certain required monthly payments (such as interest and servicing and trustee fees) to be paid on such date. The Indenture does not permit the sale of any of the policies pledged thereunder. An amendment of this prohibition on sales would require the consent of all of the holders of the Securitized Notes and the Company.

         The Indenture also contains certain covenants restricting the activities of DPFC. Such covenants include provisions which (i) prohibit DPFC from incurring debt other than trade payables and expense accruals and granting liens unless such action would not cause S&P to downgrade or withdraw the rating it assigned to the Securitized Notes, and (ii) prohibit DPFC from engaging in any business other than the acquisition, ownership, sale and pledging of the Pool and the other trust estate, the issuance and sale of the Securitized Notes and activities incidental to the foregoing. In addition, DPFC is required to maintain in an account under the Indenture (the "Liquidity Account") a balance of 10% of the outstanding principal balance of the Securitized Notes. Subject to certain restrictions, funds in the Liquidity Account may be used to pay, among other things, servicing and trustee fees, principal and interest and taxes. Events of default under the Indenture include (i) a default in payment of principal or interest on the Securitized Notes when due, (ii) a default by DPFC in the performance of any material covenant or a material breach of a representation or warranty of DPFC which is not cured within 30 days, and (iii) certain events of bankruptcy, insolvency and reorganization involving DPFC.

         The Company acts as servicer under the Indenture pursuant to a Contribution, Sale and Servicing Agreement (the "Servicing Agreement") and receives monthly, pursuant and subject to the terms of the Indenture, a fee of $36,000 until the earlier to occur of collection of the face value of the last policy in the Pool or payment in full of the Securitized Notes. The Company is required under the Servicing Agreement to monitor each policy and to cause the collection and remittance to the trustee of the face value of matured policies. the Company pays all expenses related to its monitoring and collection services, including paying premiums and back-end fees, and is reimbursed for certain expenses. All amounts owed to the Company pursuant to the monitoring and collecting activities are subject to availability of cash after payment of other priority amounts as provided in the Indenture. The Servicing Agreement contains certain covenants restricting the Company's activities, including (i) restrictions on mergers, (ii) provisions related to respecting the separate legal status of DPFC, (iii) a requirement that no person will own a greater percentage of the aggregate voting power of equity securities of the Company entitled to vote in the election of directors than the percentage collectively beneficially owned by the Executive Officers and no person other than the Executive Officers will own more than 20% of such aggregate voting power, (iv) a requirement that the Executive Officers constitute a majority of the Board of Directors of Dignity Partners, and (v) a requirement that the Company employ at least two of the Executive Officers (or such other personnel reasonably acceptable to the holders of the Securitized Notes) in their respective current capacities. An event of default will occur under the Servicing Agreement if, among other things, (i) an event of default occurs under the Indenture, or (ii) certain events of bankruptcy, insolvency or reorganization occur with respect to the Company. If an event of default occurs under the Servicing Agreement, the Company can be replaced as servicer under the Indenture. The back-up servicer is the trustee under the Indenture.

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis Of Financial Condition and Results of Operations" relating to (i) expected gains to be reported in the first half of 1997 on policies subject to sales agreements (see the last paragraph under "Cessation of Viatical Settlements Business; Sale of Assets"), (ii) expectations regarding whether and the time at which the carrying value of the assets of DPFC will be less than the carrying value of its liabilities (see "Certain Accounting Implications for DPFC"), and (iii) sufficiency of the Company's liquidity and capital resources (see "Liquidity and Capital Resources"). Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the amount and timing of actual collections of sales proceeds, (ii) the amount and timing of actual collections of DPFC policies following the death of the insured, (iii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, and (iv) availability and cost of capital.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
        See pages 22 through 43 .

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------
                 ACCOUNTING AND FINANCIAL DISCLOSURE
                 -----------------------------------

        None other than the Change in accountants as previously reported.

KPMG Peat Marwick LLP
Three Embarcadero Center
San Francisco, CA 94111





                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Stockholders of
Dignity Partners, Inc.:

We have audited the accompanying consolidated balance sheets of Dignity Partners, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dignity Partners, Inc. as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             KPMG PEAT MARWICK LLP

March 26, 1997

                             DIGNITY PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                                December 31,       December 31,
                          ASSETS                    1996               1995
                                              ----------------   ---------------

Cash and cash equivalents                   $       6,586,447  $      1,056,611
Restricted cash  (note 9)                           4,625,663         4,566,845
Matured policies receivable (note 1m)               1,181,513         1,652,921
Assets held for sale (note  1d and 4)              11,520,103                --
Purchased life insurance policies (note 1e)        41,246,239        48,938,098
Investment in convertible preferred shares
     (note 6)                                       3,000,000                --
Furniture and equipment, net of accumulated
     depreciation of $0 and $61,349,
     respectively (note 1f and 4)                          --           130,532
Deferred financing costs, net of
     accumulated amortization of $381,690
     and $451,961, respectively (note 9)              681,910         1,043,541
IPO financing costs (note 2)                               --           750,000
Other assets                                          102,598            87,079
                                              ----------------   ---------------

     Total assets                           $      68,944,473  $     58,225,627
                                              ================   ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                            $         190,894  $        329,827
Accounts payable                                      320,577           377,204
IPO financing costs payable  (note 2)                      --           306,900
Payable to related party (note 2)                          --         1,482,170
Accrued compensation payable (note 2)                 186,390           849,148
Unearned income (note 1m and 5)                            --           715,883
Payable for policies purchased (note 1m)              427,553           376,020
Other short term debt (note 2)                             --         1,162,170
Reserve for equity interest in wholly owned
     financing subsidiary (note 1e)                 6,452,589                --
Long term notes payable  (note 9)                  41,218,205        39,105,138
Other long term debt (note 2 and 8)                        --         1,444,270
Deferred income taxes  (note 10)                        6,000           531,711
                                              ----------------   ---------------

     Total liabilities                             48,802,208        46,680,441
                                              ----------------   ---------------

Minority interest of limited partners
     in investment partnership (note 7)                    --         6,679,582
                                              ----------------   ---------------

Stockholders' equity:
     Preferred stock, $0.01 par value;
       2,000,000 authorized shares:
       Convertible Preferred Stock,
       135,000 authorized shares,
       0 and 34,880 shares, respectively,
       issued and outstanding (note 2)                     --         3,488,013
     Common stock, $0.01 par value;
       15,000,000 authorized shares,
       4,291,824 and 1,589,324 shares,
       respectively, issued and outstanding
       (note 2)                                        42,918            15,893
     Additional paid-in-capital                    29,496,720           669,594
     Retained earnings (deficit)                   (9,007,373)          692,104
     Treasury stock, 145,000 and 0 shares,
       respectively (note 2)                         (390,000)               --
                                              ----------------   ---------------
     Total stockholders' equity                    20,142,265         4,865,604
                                              ----------------   ---------------

     Total liabilities and
       stockholders' equity                 $      68,944,473  $     58,225,627
                                              ================   ===============



          See accompanying notes to consolidated financial statements.

                             DIGNITY PARTNERS, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994



                                           1996          1995          1994
                                       ------------  ------------  ------------

Income:
  Earned discounts on life
    insurance policies (note 5)        $  3,697,032  $  6,933,318  $  4,239,995
  Earned discounts on prior
    maturities (note 5)                     802,471            --            --
  Earned discounts on matured
    policies (note 5)                       979,611            --            --
  Interest income                           783,115       266,979       118,079
  Other                                     322,141       189,079        84,579
                                       ------------  ------------  ------------
     Total income                         6,584,370     7,389,376     4,442,653

Expenses:
  Interest expense                        3,983,606     3,352,178     1,115,167
  Compensation and benefits               1,196,291       843,646       619,250
  Other general and administrative
    expenses                              1,388,338       889,816       301,984
  Amortization (note 8 and 9)               449,631       273,543       166,723
  Depreciation (note 1f)                     19,967        34,653        25,074
  Consulting fees                                --            --        50,956
  Net loss on assets sold (note 3)          179,548            --            --
  Provision for loss on assets
    held for sale (note 1d and 4)         3,139,588            --            --
  Loss on investment in wholly owned
    financing subsidiary (note 1e)        6,940,189            --            --
                                       ------------  ------------  ------------
     Total expenses                      17,297,158     5,393,836     2,279,154
                                       ------------  ------------  ------------

     Income (loss) before income
       taxes,  minority interest
       and net loss in wholly owned
       financing subsidiary
       charged to reserve for equity
       interest                         (10,712,788)    1,995,540     2,163,499

Income tax benefit (expense) (note 10)      525,711      (624,510)     (136,906)

Minority interest of limited partners
  in earnings of investment
  partnership (note 7)                           --      (567,831)   (1,791,130)

Net loss in wholly owned financing
  subsidiary charged to reserve for
  equity interest (note 1e)                 487,600            --            --
                                       ------------  ------------  ------------

     Net income (loss)                 $ (9,699,477) $   803,199   $    235,463
                                       ============  ============  ============


Net income (loss) per share
  (note 1k)                                   (2.46)        0.42           0.19

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding (note 1k)       3,942,166    1,902,482      1,211,367



          See accompanying notes to consolidated financial statements.

                             DIGNITY PARTNERS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994


                                                                                                 Retained
                                  Preferred Stock         Common Stock           Additional      earnings     Treasury
                               ---------------------   --------------------
                                Shares     Amount        Shares      Amount    paid-in-capital   (deficit)      Stock       Total
                               --------  -----------   ----------  ----------  --------------- ------------  ----------  -----------

January 1, 1994                  34,880  $3,488,013       457,148  $    4,571    $    192,600  $  (346,558)  $     --   $ 3,338,626
Issuances of common stock
     (April 30, 1994)                --          --       445,878       4,459         187,851           --          --      192,310
Issuances of common stock
     (September 30, 1994)            --          --       360,465       3,605         151,866           --          --      155,471
Issuances of common stock
     (October 31, 1994)              --          --       325,833       3,258         137,277           --          --      140,535
Net income                           --          --            --          --              --      235,463          --      235,463
                               --------  -----------   ----------  ----------  --------------- ------------  ----------  -----------
Balances at December 31, 1994    34,880  $3,488,013     1,589,324  $   15,893    $    669,594  $  (111,095)  $     --   $ 4,062,405
Issuance of preferred stock
     dividend 380                    --          --            --          --              --           --          --           --
Net income                           --          --            --          --              --      803,199          --      803,199
                               --------  -----------   ----------  ----------  --------------- ------------  ----------  -----------
Balances at December 31, 1995    35,260  $3,488,013     1,589,324  $   15,893    $    669,594  $   692,104   $     --   $ 4,865,604
Issuance of preferred stock
     dividend                       580          --            --          --              --           --          --           --
Issuances of common stock
     (February 1996)            (35,840) (3,488,013)    2,702,500      27,025      28,734,956           --          --   25,273,968
Purchase of treasury stock           --          --            --          --              --           --    (390,000)    (390,000)
Grant of warrants
     (September 1996)                --          --            --          --          92,170           --          --       92,170
Net loss                             --          --            --          --              --   (9,699,477)         --   (9,699,477)
                               ========  ===========   ==========  ==========  =============== ============  ==========  ===========
Balances at December 31, 1996        --  $       --     4,291,824  $   42,918    $ 29,496,720  $(9,007,373)  $(390,000) $20,142,265
                               ========  ===========   ==========  ==========  =============== ============  ==========  ===========



          See accompanying notes to consolidated financial statements.

                           DIGNITY PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994




                                             1996         1995         1994
                                         ------------ ------------ ------------

Cash flows for operating activities:
  Net income (loss)                      $(9,699,477) $    803,199 $    235,463
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization          469,599       308,196      191,797
      Write-off of furniture and
        equipment                             12,303            --           --
      Net loss on assets sold                179,548            --           --
      Provision for loss on assets held
        for sale                           3,139,587            --           --
      Warrants granted to consultants         92,170            --           --
      Increase in accounts receivable             --        (6,036)          --
      Earned discounts on insurance
        policies                          (5,479,114)   (6,933,318)  (4,239,995)
      Purchase of life insurance
        policies                         (23,912,464)  (22,276,717) (25,449,110)
      Collections on matured life
        insurance policies                15,523,569    13,103,920    7,151,802
      Increase (decrease) in
        unearned income                     (715,883)       86,175      438,589
      Decrease (increase) in
        other assets                         (15,519)      (76,251)       8,686
      Increase (decrease) in
        deferred taxes                      (525,711)      623,690      136,907
      Increase (decrease) in
        accrued expenses                    (138,933)      149,827      155,510
      Increase (decrease) in
        accounts payable                     (56,627)      343,839        8,365
      Increase (decrease) in IPO
        financing costs payable             (306,900)      306,900           --
      Increase (decrease) in payable
        to related party                  (1,482,170)      769,475      470,671
      Increase (decrease) in accrued
        compensation payable                (662,758)      274,148      345,000
      Increase in reserve for equity
        interest in wholly owned
        financing subsidiary               6,452,589            --           --
     Income applicable to minority
        interest                                  --       567,329    1,791,130
                                         ------------ ------------ ------------
        Net cash used by operating
          activities                     (17,126,191)  (11,955,624) (18,755,185)
                                         ------------ ------------ ------------

Cash flows from investing activities:
  Proceeds from sale of assets
    held for sale                          6,533,523            --           --
  Purchase of furniture and equipment         (6,776)      (37,235)     (58,570)
  Additions to restricted cash               (58,818)   (4,459,832)    (104,211)
  Purchase of investment in
    convertible preferred stock           (3,000,000)           --           --
                                         ------------ ------------ ------------
        Net cash provided by (used in)
          investing activities             3,467,929    (4,497,067)    (162,781)
                                         ------------ ------------ ------------

Cash flows from financing activities:
  Proceeds from long term
    notes payable                          6,375,000    39,105,138           --
  Principal payments on long term
     notes payable                        (4,261,933)           --           --
  Proceeds from other long term debt       5,540,132    22,701,070   21,730,819
  Principal payments on other long
    term debt                             (6,984,402)  (39,703,752)  (3,283,868)
  Sale of limited partnership interests           --            --      280,473
  Distribution to limited partners          (783,313)   (3,083,171)  (2,911,000)
  Purchase of limited partners'
    interest in investment partnership    (5,081,184)           --           --
  Loan from stockholder                           --            --    1,162,170
  Principal payment on loan from
    stockholder                           (1,162,170)           --           --
  Proceeds from issuances of
    common stock                          25,273,968            --      488,316
  Purchase of treasury stock                (390,000)           --           --
  Increase in financing costs                (88,000)     (790,544)    (254,004)
  IPO financing costs                             --      (750,000)          --
  Reimbursement of IPO financing costs       750,000            --           --
                                         ------------ ------------ ------------
        Net cash provided by
          financing activities            19,188,098    17,478,741   17,212,906
                                         ------------ ------------ ------------
        Net increase in cash and
          cash equivalents                 5,529,836     1,026,050   (1,705,060)

Cash and cash equivalents,
  beginning of period                      1,056,611        30,561    1,735,621
                                         ------------ ------------ ------------

Cash and cash equivalents,
  end of period                          $ 6,586,447  $  1,056,611 $     30,561
                                         ============ ============ ============

Supplemental disclosure of cash flow information:

    State taxes paid                     $     6,389  $      3,367 $      1,821
                                         ============ ============ ============

    Cash paid for interest               $ 4,113,703  $  2,901,685 $    798,658
                                         ============ ============ ============



          See accompanying notes to consolidated financial statements.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



                        December 31, 1996, 1995 and 1994


1.       Summary of Significant Accounting Policies
---------------------------------------------------
         a.  General Description

         The principal business activity of Dignity Partners, Inc. (Dignity Partners or the Company) through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) from, a life insurance policy. Upon a viatical settlement, the policyholder assigns his or her policy to the Company, which becomes the holder, owner or certificate holder of the policy and the beneficiary thereunder and receives from the insurance company the face value payable under the policy following the death of the insured.

         On July 16, 1996, in response to accounts of the research results reported at the International AIDS Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), the Company announced that it was temporarily ceasing the processing of new applications to purchase policies insuring the lives of individuals diagnosed with HIV and AIDS while it further analyzed the effects on its business of such research results. Results from a number of studies were reported which appear to indicate that the treatments involving a combination of various drugs were reducing substantially, and perhaps eradicating, the levels of HIV detectable in the blood of persons previously diagnosed with HIV and AIDS. Subsequent reports appear to confirm the reports from the AIDS Conference. On December 16, 1996, the Company obtained stockholder approval to sell all or substantially all of its assets. Dignity Partners has sold or is pursuing the sale of all of its policies other than those held by DPFC (as defined herein). Although the Company is continuing to analyze its strategic direction, the Company believes that it is not viable to continue to operate a viatical settlement business solely for non-AIDS policies while a market for non-AIDS policies develops, if it develops at all. As a result, the Board of Directors in February 1997 decided to cease immediately the Company's viatical settlement business.

         Dignity Partners was incorporated in the state of Delaware on September 8, 1992. The Company commenced operations on January 2, 1993 and commenced purchasing life insurance policies on April 4, 1993.

         b.  Accounting Principles

         The consolidated financial statements are presented on the accrual basis of accounting in conformity with generally accepted accounting principles. The Company has not presented the viatical settlement business as a discontinued operations since at December 31, 1996 substantially all of the the Company's assets are related to the viatical settlement business

         The secured funding arrangement described in Note 9 has been accounted for as a financing.

         c.  Principles of Consolidation

         Through June 1996, the Company was the sole general partner of a limited partnership, Dignity Viatical Settlement Partners, L.P. (Dignity Viatical). The partnership, a separate and distinct legal entity from the Company, had separate assets, liabilities and operations. However, for accounting purposes, because the Company controlled the partnership (see Note
7), the assets, liabilities and operations of the partnership were consolidated with the assets, liabilities and operations of the Company, and the interests of the former limited partners were reflected as a minority interest in the accompanying financial statements through December 31, 1995. On June 25, 1996, Dignity Partners purchased all of the limited partnership interests in Dignity Viatical for approximately $5.2 million which

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



resulted in an elimination of the minority interest on the balance sheet. The Company also consolidates the assets, liabilities and operations of its wholly owned financing subsidiary, Dignity Partners Funding Corp. I (DPFC) (see Note 9).

         d.  Assets Held For Sale

         As a result of the Company's decision to sell all or substantially all of its assets, the Company reclassified during the third quarter of 1996 all of its assets other than the assets of Dignity Partners Funding Corp. I (DPFC) to a "held-for-sale" category. Accordingly, such assets are recorded on the balance sheet as of December 31, 1996 at the lower of carrying value or fair value less cost to sell. In connection therewith, the Company established a reserve for loss on sale of assets during the quarter ended September 30, 1996 and reevaluated the reserve at December 31, 1996. (See Notes 3 and 4).

         e.  Purchased Life Insurance Policies

         Through June 30, 1996, the Company recognized income (earned discount) on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the Accrual Period), the difference (the unearned discount) between (a) the death benefit payable (face value) under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. The carrying value for each policy was reflected on the Company's consolidated balance sheet under "purchased life insurance policies" and consisted of the purchase price, other capitalized costs and the earned discount on the policy accrued to the balance sheet date. The Company capitalized as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company, (iii) amounts, if any, paid to referral sources upon acquisition of the policy and (iv) amounts paid to Company-retained physicians or other medical consultants (Consultants) who estimated the insured's life expectancy. The length of the Accrual Period was determined by the Company based upon its estimate of the date on which it would collect the face value of the policy. Such estimate was based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and also took into account the historical accuracy of the life expectancies estimated by the Company's Consultants and the typical period (collection period) between the date of an insured's death and the date on which the Company collects the face value of the policy.

         The unearned discount was accrued over the Accrual Period using the "level yield" interest method. Under the "level yield" method, the yield was held constant such that when the yield was applied to the carrying value of the policy on a compounded basis over the course of the Accrual Period, the unearned discount was fully accrued as earned discount by the end of the Accrual Period. Beginning in the third quarter of 1996, the Company began generally recognizing income upon receipt of proceeds on policies (either pursuant to sale or the death of the insured).

         Effective July 1996, purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged under the indenture pursuant to which the Securitized Notes (as defined in Note 10) were issued, requires the consent of all of the holders of the Securitized Notes ("Noteholders") and the Company. The Company has discussed briefly potential sales of DPFC policies with the Noteholders; however, it is too early to determine whether the Noteholders and the Company will decide to sell such policies or whether such a sale is feasible. A reserve was recorded in the third quarter of 1996 in the amount of $6.9 million to reflect the estimated loss of the Company's equity interest in DPFC. The reserve provides for the write-off of deferred financing costs and the unrealized residual value associated with DPFC.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



         Only the net assets of DPFC are available to satisfy the Securitized Notes. Dignity Partners did not guarantee the obligations owed under the Securitized Notes. However, to the extent that the book value of assets of DPFC become less than the outstanding balance of the Securitized Notes, generally accepted accounting principles nonetheless would require a loss to be recorded. Upon the retirement or maturity of the Securitized Notes, under generally accepted accounting principles the Company would recognize a gain equal to any such losses recognized.

         f.  Furniture and Equipment

         As of December 31, 1995, furniture and equipment are stated at purchased cost net of accumulated depreciation. Through June 1996, depreciation was provided on a straight-line basis over the estimated useful lives of the assets, which were generally five years. As a result of the Company's announcement to sell all or substantially all of its assets, furniture and equipment at December 31, 1996 have been valued on the assumption that miscellaneous office equipment has no sales value. See Note 4.

         g.  Deferred Financing Costs

         Costs were  incurred to obtain debt  financing for the  acquisition  of
insurance   policies.   These  costs  have  been   deferred  and  are  amortized
straight-line  over the  respective  terms of the  financing  arrangements.
At December  31, 1996 the deferred financing cost was $682,000.

         h.  Income Taxes

         The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax change.

         Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized in future years.

         Prior to September 30, 1996, the Company had provided for deferred income taxes related to income accrued on purchased life insurance policies. Based on the provision for loss on sale of assets and a reserve for the loss to equity interest in DPFC recorded in the period ended December 31, 1996, the Company believes that it will not have a federal tax liability related to these assets and has therefore reversed the related liabilities. The Company has provided for miscellaneous state income taxes. A valuation allowance has also been recorded equivalent to the portion of the deferred tax asset for which management cannot conclude that it is more likely than not that the deferred tax asset will be realized. See Note 10.

         i.  Cash and Cash Equivalents

         The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



         j.  Concentration of Credit Risk

         Financial instruments that subject the Company to concentration of credit risk consist primarily of receivables from insurance companies which are the obligors under insurance policies purchased by the Company. As of December 31, 1996, the aggregate face value of policies issued by any one insurer with respect to the Company's portfolio of insurance policies did not exceed 12.9% of total assets.

         k.  Net Income Per Share

         Net income per share is calculated on the primary basis using the average number of Common Stock and Common Stock equivalents outstanding. Earnings per share for 1996 do no not include stock equivalents due to the anti-dilutive effect. Common Stock equivalents include employee stock options and shares issued upon the conversion into Common Stock of outstanding shares of the Company's Convertible Cumulative Pay-in-Kind Preferred Stock
(the "Convertible Preferred Stock"). The outstanding shares of Convertible Preferred Stock were actually converted into Common Stock in February 1996.
See Note 2.

         l.  Cost of Policies Reviewed But Not Purchased

         To the extent the Company reviewed a policy which it did not purchase, costs associated with the review of the policy, such as fees paid to Consultants, were not capitalized, but were expensed as other general and administrative expenses.

         m.  Terminology

         Matured policies receivable represents policies for which the Company has received notification that the insured has died and for which the Company is awaiting collection of the face value.

         Payable for policies purchased represents policies for which the Company has become the holder, owner or certificate holder of the policy, and the beneficiary thereunder, but at the request of the insured or a related party payment is deferred for a short period.

         Unearned income represents the remaining unearned discount on policies for which the Company collected proceeds earlier than expected.

         n.  Profit Sharing Plan

         The Company has a profit sharing plan (the Plan) for its employees. Each employee hired after January 1, 1993 and who has been employed for at least one year becomes a participant in the Plan. The Plan provides for discretionary annual contributions by the Company for the account of each participant. In any year in which the Plan is "top-heavy" within the meaning of the Internal Revenue Code (the Code), the Plan requires, consistent with the Code, that a minimum contribution be made for non-key employees. The contribution is allocated among participants based on their compensation under an allocation formula integrated with Social Security. Participants vest 20% in their Plan accounts after two years of service (excluding any service prior to 1993) and an additional 20% after each of the next four years of service. Upon termination following permanent disability or on retirement at age 65, all amounts credited to a participant's account are distributed, in a lump sum or in installments, as directed by the participant. Upon death, all amounts credited to a participant's account become fully vested and are distributed to the participant's surviving spouse or designated beneficiary. Each year, profit sharing contributions, if any, are determined by the Board of Directors. The Company's plan

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



contribution expenses, which are included in compensation and benefits during 1996, 1995 and 1994 were $70,190, $89,505 and $68,925, respectively.

         o.  Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         p.  Stock-Based Employee Compensation

         The Company applies APB Opinion No. 25 in accounting for its two stock compensation plans. No compensation cost has been recognized for these plans. See Note 16.

2.       Common Stock
---------------------

         In February 1996, the Company completed an initial public offering of an aggregate of 2,702,500 shares of its Common Stock at the public offering price of $12.00 per share. Of such shares, 2,381,356 shares were issued and sold by the Company and 321,144 shares (representing all shares issuable and issued pursuant to the conversion in full of the Convertible Preferred Stock) were sold by Bradley Rotter, a director and Chairman of the Board of Directors of the Company. The Company did not receive any proceeds of the shares sold by Bradley Rotter. (See also Note 14).

         The Company received the following proceeds from the offering and such proceeds had been applied in 1996 for the following purposes:


     Proceeds:
         Proceeds, net of underwriters' discount      $26,575,933
         Less offering expenses (a)                    (1,301,965)
                                                      ------------
       Net proceeds                                                 $25,273,968
                                                                    ===========
     Uses:
         Policy purchases                              $17,832,821
         Payments to related party (b)                   2,191,007
         Accrued compensation payable (c)                  833,750
         Taxes on accrued and unpaid salaries               20,187
         Other short term debt (b)                       1,162,170
         Other long term debt                            3,234,033
                                                      ------------
       Total uses                                                   $25,273,968
                                                                    ===========

(a) Offering expenses include IPO financing costs outstanding as of December 31, 1995 and additional expenses incurred through February 1996.
(b) The proceeds were used to eliminate these liabilities outstanding as of December 31, 1995 and additional liabilities incurred through February 1996. (See Note 11).
(c) Represents accrued and unpaid salaries owed to executive officers of the Company for services rendered during 1993, 1994 and the first nine months of 1995. (See Note 11).


         On October 16, 1996, the Board of Directors of the Company approved a share repurchase program pursuant to which the Company is authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. Through December 31, 1996, the Company had purchased 145,000 shares of Common Stock at a weighted average price of $2.69 per share.
(See also Note 17c).

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements




3.       Sale Agreements
------------------------

         On August 2, 1996, the Company sold 58 policies held by Dignity Viatical and two other policies owned by the Company (with an aggregate face value of $6.6 million) to an unaffiliated third party. This transaction resulted in a pre-tax loss of $299,718. The $5,363,768 proceeds of this transaction were used to prepay a portion of debt outstanding under the Company's revolving credit facility and for working capital. See Note 8. At December 31, 1996, the Company had collected all proceeds related to this sale.

         On September 27, 1996, the Company entered into an agreement (the "Sale Agreement") with an unaffiliated viatical settlement company to sell approximately 197 policies with an aggregate face value of $14.2 million for an aggregate consideration of approximately $8.7 million. The agreement for the sale of such policies was conditioned on the Company's receipt of stockholder approval to sell all or substantially all of the Company's assets. Such approval was received on December 16, 1996. The Company established a reserve in the third quarter of 1996 of $1,792,087 in connection with policies covered by the Sale Agreement. Pursuant to the Sale Agreement, 6 policies with an aggregate face value of $400,000 will not be sold since the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy. As of December 31, 1996, the Company completed the sale of 46 policies with an aggregate face value of $1.9 million and realized a gain of $120,000 associated with these policies in the fourth quarter. As of December 31, 1996, there were 145 outstanding policies under the Sale Agreement with an aggregate face value of $11.9 million. As of March 17, 1997, the Company completed the sale of 130 policies under the Sale Agreement and received $6.7 million in proceeds. As of March 17, 1997, 14 policies with a face value of $1.0 million were pending acknowledgment.

4.       Assets Held For Sale
-----------------------------
         As a result of the Company's decision in the third quarter of 1996 to sell all or substantially all of its assets, it reclassified all of its assets other than the assets of DPFC to a "held-for-sale" category. Accordingly, such assets are recorded on the balance sheet as of December 31, 1996 at the lower of carrying value or fair value less estimated cost to sell. In connection with the decision to sell assets, the Company established a reserve for loss on sale of assets during the quarter ended September 30, 1996 and reevaluated such reserve at December 31, 1996. For purposes of calculating such reserve, furniture and equipment have been valued on the assumption that miscellaneous office equipment has no sales value.

         Life insurance policies and furniture and equipment held for sale as of December 31, 1996 consist of:

                                    Life Insurance Policies
                                    -----------------------
                                       Not Covered
                        Covered by         by a       Furniture &
                       Sale Agreement  Sale Agreement  Equipment      Total
                       --------------  -------------  -----------  ------------
  Capitalized costs      $ 7,870,436      6,113,650      105,038    14,089,124
  Earned discounts           194,914        185,778           --       380,692
  Reserve for loss
    on sale               (1,150,064)    (1,694,611)    (105,038)   (2,949,713)
                       --------------  -------------  -----------  ------------
  Assets held for sale   $ 6,915,286      4,604,817            0    11,520,103
                       ==============  =============  ===========  ============

        The calculation of reserve for loss on sale of assets for life insurance policies held for sale was calculated based on the life expectancies of the policies in relation to prices obtained by the Company in connection with other sales. Any gain or loss due to the difference between actual proceeds (less any back end sourcing fees) and the

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements




carrying value after giving effect to the reserve for loss on sale of assets will be reported as a realized gain or loss on assets sold.

5.       Earned Discounts and Unearned Income
---------------------------------------------

         Earned discounts on life insurance policies reflects the respective amounts of accretion recorded in 1994, 1995 and from January 1, 1996 through June 30, 1996. With the decision to sell all or substantially all of the Company's assets, the amount of unearned discount recorded on the balance sheet at June 30, 1996 relating to those policies collected prior to June 30, 1996, but expected to be collected after June 30, 1996 was recorded in 1996 as earned discounts on prior maturities. Earned discounts for matured policies reflects income on policies on which the Company collected the proceeds (pursuant to the death of the insured) during the second half of 1996. As a result of the decision to sell all or substantially all of the Company's assets any future income will be recorded as earned discounts for matured policies only and will be recorded upon receipt of proceeds of policies (pursuant to the death of the insured).

6.       Investment In Convertible Preferred Shares
-------------------------------------------------------

         On November 4, 1996, the Company purchased 21,517,100 convertible preferred shares for $3.0 million (representing approximately 30% of the fully converted common equity interest) in American Information Company, Inc. ("American Company"), a privately held company which, among other things, provides information services to individuals owning or purchasing automobiles. The Company has an option, through September 1997, to purchase for approximately $1.1 million 8.2 million additional shares of common stock (which at November 4, 1996 represented approximately 11.4% of the fully diluted common equity interest) of American Company. The Company accounts for this investment using the cost method. If the equity method had been applied Dignity Partners would have recorded a loss in 1996 of $104,221 which is equivalent to a pro rata share on an as if converted basis in American Company's fourth quarter loss. See
Note 17b.

7.       General Partner Interests in Dignity Viatical Settlement Partners, L.P.
-------------------------------------------------------------------------------

         In 1993, the Company formed Dignity Viatical, a limited partnership, for the purpose of financing the purchase of additional life insurance policies. The capital contributions to Dignity Viatical aggregated approximately $10.1 million. The Company, as the general partner, had a 1% interest in Dignity Viatical. In addition, the Company was entitled to a preference in distributions of $233,597 for providing management services (management fee) during the life of the partnership (estimated to be approximately four years from formation). Management fees were allocated to the Company as follows: For the years ended December 31, 1996, 1995 and 1994 -- $89,753, $59,848 and $59,818, respectively.
After the general and limited partners would have received distributions equal to their initial capital contributions and a 4% compounded annual return, the Company was entitled to a 20% participation in the distributions. The assets, liabilities and operations of Dignity Viatical have been consolidated with those of the Company for presentation in the consolidated financial statements. The Company, as the general partner of Dignity Viatical, controls the operations of the partnership. The minority interest reflected in the financial statements represents the former limited partners' interest in the net assets and income of Dignity Viatical. On June 25, 1996 Dignity Partners purchased all of the limited partnership interests of the limited partners in Dignity Viatical for approximately $5.2 million. This purchase resulted in the elimination of minority interest on the balance sheet at and after June 30, 1996. Summarized financial information with respect to Dignity Viatical for the years ended December 31, 1996 and

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



1995, follows:

                                                  December 31      December 31
                                                     1996             1995


       Purchased insurance policies, face value
         of $0 and $6,886,193, respectively ...   $      --        $6,595,552
       Other assets ...........................          --           615,614
       Liabilities ............................          --          (229,772)
                                                  -----------      -----------
                     Net assets................   $      --        $6,981,394
                                                  ===========      ===========

                Total income ..................   $  269,300       $1,024,402
                 Total expense ................     (137,110)        (301,027)
                                                  -----------      -----------

                     Net income ...............   $  132,190       $  723,375
                                                  ===========      ============


8.       Revolving Credit Facility
----------------------------------

         At December 31, 1995, the Company had a revolving credit facility with a total amount outstanding of $1,444,270. Advances under the credit facility were collateralized by a security interest in substantially all of the Company's assets (including policies), except those securing the Securitized Notes of DPFC described in Note 9. Interest under the credit facility accrued on outstanding advances at the lender's governing rate (8.50% at December 31, 1995) plus 5.25 percent for amounts not in excess of $2,000,000 and at the lender's governing rate plus 2.75 percent for amounts in excess of $2,000,000. Interest was payable monthly. The Company terminated the facility on August 29, 1996 at which time it repaid principal and accrued interest in the amount of $3,301,328. In connection with such repayment, Dignity Partners wrote off by amortizing $130,000 of unamortized financing costs associated therewith. In the course of obtaining the credit facility, the Company incurred and deferred total financing charges of $671,008 which were subsequently reduced to $519,904 in February 1995, with the issuance of the Senior Viatical Settlement Notes. Of this deferred amount, $94,042, $118,617 and $165,552 has been amortized in the periods ended December 31, 1996, 1995 and 1994, respectively.

9.       Senior Viatical Settlement Notes
-----------------------------------------

         On February 1, 1995 the Company issued $35 million of Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the Securitized Notes), through DPFC, a wholly owned special purpose subsidiary, in order to finance the purchase of life insurance policies. On September 29, 1995, DPFC issued amended and restated Securitized Notes in the principal amount of $50.0 million. The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Dignity Partners, Inc. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. Dignity Partners was the originator and is the servicer of the policies pledged under the indenture.

         DPFC is required to maintain a balance of 10% of the outstanding principal balance of the Securitized Notes in a liquidity account held under the indenture for the payment of servicing and origination fees, principal and interest payments, tax payments, agents fees and premiums. The amount held in the liquidity account at December 31, 1996, which is included in restricted cash, was $4,139,896.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements

         Funds advanced under the Securitized Notes must be used to purchase policies which meet the criteria set forth in, and are pledged as collateral under, the indenture pursuant to which the Securitized Notes were issued. The policies purchased with proceeds of the Securitized Notes are pledged to secure obligations under the Securitized Notes. Bankers Trust Company, as agent and trustee under the indenture relating to the Securitized Notes, has legal title to those policies. At December 31, 1996, the principal amount of advances outstanding was $41,218,205. As of such date, the face value of these policies was $47,612,356. Repayment of principal of the Securitized Notes was originally scheduled to begin in September 1996. An early amortization event occurred in June 1996. As a result, the maximum lending commitment was reduced to the then outstanding principal amount ($45.5 million) and principal payments on the Securitized Notes began in July 1996. Payments on the Securitized Notes are payable solely from collections on pledged policies and deposited funds. Such deposited funds consist of $4.5 million of restricted cash as of December 31, 1996, which Dignity Partners is required to maintain in a cash collateral account for the benefit of the Noteholders.

         In the course of obtaining the financing arrangement, DPFC incurred and deferred charges of $88,002, $941,651 and $33,947 in 1996, 1995 and 1994,
respectively. Of these deferred amounts, $225,592, $154,927 and $1,171 has been amortized in the periods ended December 31, 1996, 1995 and 1994, respectively.

         Until September 30, 1995, the Securitized Notes bore interest at the fixed rate of 9.54% per annum and since such date have borne interest at the fixed rate of 9.17% per annum. The Securitized Notes have a stated maturity of March 10, 2005.

10.      Income Taxes
---------------------

         The components of the provision for income tax included in the statements of operations for the years ended December 31, are as follows:




                                          1996         1995          1994
      Federal:
        Deferred (benefit) expense    $  (210,113)   $  432,196     $    90,978
      State:
        Deferred (benefit) expense       (315,598)      192,314          45,928
                                      ------------   ------------   ------------
      Total tax (benefit) expense     $  (525,711)   $  624,510     $   136,906
                                      ============   ============   ============


                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements




         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, are presented below:


                                                     1996             1995
                                                     ----             ----

   Deferred tax assets:
     Revenue and expenses recognized on the
       cash basis for tax purposes ...........    $  451,718       $1,653,831
     Depreciation, amortization and other ....        22,717           22,717
     Provision for assets held for sale ......     1,260,168               --
     Provision for loss on investment
       in subsidiary .........................     2,785,653               --
     Net operating loss carryforwards ........     2,135,875          439,035
                                                  ----------       ----------
                                                   6,656,131        2,115,583
     Valuation allowance .....................    (3,431,001)              --
                                                  ----------       ----------
     Deferred tax assets net of valuation
       allowance .............................     3,225,130        2,115,583

   Deferred tax liabilities:
     Accretion recognized on a cash basis
       for tax purposes ......................     3,231,130        2,647,294
                                                  ----------       ----------
                                                   3,231,130        2,647,294
                                                  ----------       ----------
   Net deferred tax asset (liability) ........    $    6,000       $  531,711
                                                  ==========       ==========


        Prior to the three months ended September 30, 1996, the Company had provided for deferred income taxes related to income accrued on purchased life insurance policies. Based on the provision for loss on sale of assets and the reserve to reflect estimated loss of the Company's equity interest in DPFC recorded for the quarter ended September 30, 1996, the Company believes that it will not have a federal tax liability related to these assets and has therefore reversed all related liabilities. The Company has provided for miscellaneous state income taxes. A valuation allowance has been recorded equivalent to the portion of the deferred tax asset for which management cannot conclude that it is more likely than not that the deferred tax asset will be realized.

         The difference between the statutory income tax rate and the Company's effective tax rate for the years ended December 31, are as follows:



                                 1996              1995               1994
                                 ----              ----               ----
Tax expense at
  statutory rate (34%) ....   $(3,476,564)      $    678,484       $    735,590
State taxes net of
  federal benefits ........      (627,622)           126,927             30,312
Minority interest of
  limited partners ........            --           (193,063)          (608,984)
Change in valuation
  allowance ...............     3,431,001                 --                 --
Other .....................       147,474             12,162            (20,012)
     Total tax (benefit)      -----------       ------------       ------------
       expense                 $ (525,711)         $ 624,510         $ 136,906
                              ===========       ============       =============

         At December 31, 1996, the Company has an estimated federal tax net operating loss carryforward of $5,768,141 expiring in the years 2008 to 2011, and a California tax net operating loss carryforward of approximately $2,846,312 expiring in the years 1998 to 2001.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements




11.      Related Party Transactions
-----------------------------------

         a.  Payable to related party

         Prior to the Reorganization (as defined in Note 14), The Echelon Group Inc. ("Echelon"), the Company's majority stockholder, paid expenses on behalf of Dignity Partners, represented by a payable to related party, and, until the initial public offering, Echelon loaned funds to the Company on a short term basis at an interest rate ranging from 8% to 9.75% per annum (See note 14b). On January 1, 1995, the payable to related party was $712,695. Amounts accrued by the Company in 1995, were $285,949 for personnel costs, $35,810 for office expenses, $12,000 for consulting services, $105,716 for interest and $330,000 for short term borrowings. Amounts accrued by the Company from January 1, 1996 through February 13, 1996 were $8,837 for interest and $700,000 for short term borrowings. On February 14, 1996, proceeds from the initial public offering were used to pay the aggregate payable to related party of $2,191,007. See Note 2.

          b.  Accrued compensation payable

         Dignity Partners accrued executive officers' compensation (consisting solely of salaries) of $274,148 and $345,000 in 1995 and 1994, respectively. These accrued amounts were paid with proceeds of the initial public offering. See Note 2. Accrued compensation payable for 1996 was $186,390 consisting of $70,190 for the profit sharing plan, $80,500 for executive officers' compensation, $29,989 for payroll tax and $5,711 for worker's compensation insurance.

         c.  Other short term debt

         Prior to February 14, 1996, the Company periodically borrowed funds from Echelon at an interest rate of 9% compounded monthly. See Note 14b. The outstanding principal balance at September 30, 1995 was $1,162,170. On October 12, 1995, in connection with the Reorganization, the Company replaced the $1,162,170 loan from Echelon with a bank working line of credit. The working capital line bore interest at the lender's prime rate (8.50% at December 31, 1995) plus 1%. The facility expired on February 26, 1996.

12.      Commitments
--------------------

         At December 31, 1996, the Company was obligated to purchase $ 96,812 in policies which had not been assigned to the Company at that date. The Company records a purchase of a life insurance policy at the time of assignment of the policy.

         The Company has a lease obligation for its California office space of approximately 5,900 sq. ft. The lease expires on May 31, 1999, and the monthly rent is $8,062, of which the Company pays $5,240 and New Echelon pays $2,822. Additionally, the Company has a lease obligation for its Nevada office space of 600 sq. ft. The lease expires on September 30, 1997 and the monthly rent is $905.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements




         Future minimum rental payments (less amounts to be paid by New Echelon) at December 31, 1996, under operating leases with an initial term of one year or more, are as follows:


           Year ended December 31, 1997 ..........    $  71,029
           Year ended December 31, 1998 ..........       62,884
           Year ended December 31, 1999 ..........       26,202
           Year ended December 31, 2000 ..........           --
                                                     ----------
           Total .................................      160,115


13.      Litigation
-------------------

         From time to time, the Company is involved in routine legal proceedings incidental to its business, including litigation in connection with the collection of amounts owed by insurance company obligors. The Company does not expect that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, liquidity or results of operations.

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (Docket No. C96-4558) against Dignity Partners, Inc. and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations are based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. The Company and each of the defendants intend to defend the action vigorously.

         On February 13, 1997, a second complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc. and each of its executive officers and New Echelon by one individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated Section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The Company and each of the defendants intend to defend the action vigorously.

14.      Reverse Stock Split and Reorganization
-----------------------------------------------

         a.  Reverse Stock Split

         On January 12, 1996, in contemplation of an initial public offering of its common stock, the Company effected a reverse stock split (the Split), wherein each issued and outstanding share of common stock was converted into
0.7175 of share of common stock. The Company has restated its common stock capitalization for all periods presented in the accompanying financial statements to give effect to the Split.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



         b.  Reorganization (See note 2)

         On September 30, 1995, Dignity Partners and its then sole stockholder, Echelon, entered into a series of transactions (the Reorganization). In the Reorganization, Echelon sold to a newly-formed limited liability company, The Echelon Group of Companies, LLC ("New Echelon LLC"), substantially all of its assets and liabilities other than the outstanding shares of the common stock of Dignity Partners. These assets were sold for a purchase price equal to their fair market value. New Echelon LLC is owned by the former shareholders of Echelon. Following this sale of assets, Echelon was merged with and into Dignity Partners.

         Pursuant to the merger, the authorized capital of Dignity Partners was increased from 1,000 shares of common stock to 17 million shares, consisting of 15 million shares of common stock and two million shares of preferred stock. Of the preferred stock 135,000 shares were designated as Convertible Cumulative Pay-in-Kind Preferred Stock (Convertible Preferred Stock). Further, each outstanding share of common stock of Dignity Partners was canceled, each outstanding share of Echelon common stock was converted into 15,893 (after giving effect to the Split) shares of common stock of Dignity Partners, and the outstanding shares of preferred stock of Echelon were converted into an aggregate of 34,880 shares of Convertible Preferred Stock.

         As a result,  the  Company  has  restated  its  capitalization  for all periods presented in the accompanying financial statements to reflect the Reorganization and such preferred stock and common stock. At the time of the Reorganization, the equity of Dignity Partners exceeded that of Echelon by $1,162,170. This amount represents the extent to which Echelon, the former parent, funded its investment in Dignity Partners with debt. The Company has restated stockholders' equity to reflect the historic equity of Echelon related to Dignity Partners, and the debt that was effectively used in the capitalization of Dignity Partners, for each of the periods presented. Interest on such debt (of $104,107 and $128,354 for 1995 and 1994, respectively) is included in interest expense in the respective consolidated statements of operations.

         On October 12, 1995, in connection with the Reorganization, the Company replaced the $1,162,170 loan from Echelon with a bank working capital line of credit. The working capital line bore interest at the lender's prime rate (8.50% at December 31, 1995) plus 1% and the facility expired on February 26, 1996.

         Prior to the Company's initial public offering, a director held all outstanding shares of Convertible Preferred Stock. Pursuant to the Reorganization, 34,880 shares of Convertible Preferred Stock were issued. The holder of Convertible Preferred Stock received, beginning October 13, 1995, dividends on each share at an annual rate of 8% of the per share liquidation amount of $100. Such dividends are paid in additional shares of Convertible Preferred Stock. On December 1, 1995, 380 shares of Convertible Preferred Stock were issued pursuant to the payment of dividends on the outstanding shares.

         The Company has reflected in its calculation of earnings per share the effect of the Reorganization as if it had occurred during each of the periods presented. For purposes of 1994 and 1995, the Company assumed the conversion of the outstanding shares of Convertible Preferred Stock issuable in respect of accrued but unpaid dividends thereon through December 31, 1995. The number of shares issuable upon conversion was calculated by dividing the aggregate liquidation value of the appropriate number of shares of Convertible Preferred Stock ($100 per share) by the difference between the per share initial public offering price ($12.00) and the underwriters' discount ($0.84). On the effective date of the Company's registration statement related to the initial public offering (February 13, 1996), the outstanding shares of Convertible Preferred Stock (and shares of Convertible Preferred Stock issuable in respect to accrued and unpaid dividends thereon through such date) were automatically converted into 321,144 shares of common stock which were sold by the holder in the offering.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



         The computation of income per share in each period is based on the weighted average number of common shares outstanding, after giving effect to the conversion of the Convertible Preferred Stock in connection with the initial public offering, but without giving effect to the primary offering by the Company of Common Stock. See Note 2.

         As a result of the Reorganization, the Company has restated capital contributions to reflect the underlying capital of Echelon, its former parent, as follows:



                        Loan from     Common     Preferred       Net Assets
                       Echelon (1)   Stock (2)     Stock (3)   Contributed (4)
                      ------------  ----------  ------------  ----------------

April 4, 1993 ......  $         --  $    1,000  $         --  $          1,000
December 6, 1993 ...            --     196,171     3,488,013         3,684,184
April 30, 1993 .....       458,176     192,310            --           650,486
September 30, 1994 .       369,529     155,471            --           525,000
October 31, 1994 ...       334,465     140,535            --           475,000
                      ------------  ----------  ------------  ----------------
Total at
  December 31, 1995    $ 1,162,170   $ 685,487   $ 3,488,013       $ 5,335,670
                      ============  ==========  ============  ================


         (1)  See Note 2.
         (2) Common stock reflects the net value of assets contributed after giving effect to the Convertible Preferred Stock and loans from stockholders.
         (3)  Represents amounts attributable to the Convertible Preferred Stock.
         (4) Represents amounts contributed by Echelon for the five shares of common stock of Dignity Partners that were canceled in the merger.


15.      Fair Value of Financial Instruments
--------------------------------------------

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

         Assets held for sale reflect management's estimate of fair market value based on prices obtained by the Company in connection with other sales.

         The portfolio of purchased life insurance policies net of reserve for equity interest in wholly owned financing subsidiary is stated at fair market value based on management's estimates. This reserve was recorded in the third quarter of 1996 to reflect estimated loss of the Company's equity interest in DPFC.

         Other short term debt represents bank debt and is stated at market value based on the short term maturity date. The debt was paid in full in February, 1996.

         Long term notes payable and other long term debt are stated at fair market value at December 31, 1995 based on the Company's borrowing capability as a closely-held private organization and limited capital structure. The Securitized Notes (long term notes payable) bear an average interest rate of 9.17% and are equivalent to newly acquired debt at 1% over prime interest rates. At December 31, 1996, the long term notes payable are stated at cost which is approximately $900,000 greater than the Company's estimate of the fair market value of this debt due to the nonrecourse nature of such debt and the value of the collateral securing such debt.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



16.      Stock-Based Compensation
---------------------------------

         The Company has two stock option plans. Under the 1995 Employee Stock Option Plan ("Employee Plan"), the Company may grant options to its employees for up to 350,000 shares of common stock. Under the Stock Option Plan For Non-Employee Directors ("Director Plan"), the Company may grant up to 75,000 shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, with an expiration of ten years after grant date. Under the Employee Plan, options vest 20% per year over five years. Under the Director Plan, initially, each new Non-Employee Director is granted 10,000 options that vest over 3 years and then 5,000 options are granted at each annual meeting that vest after one year.

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 (no grants in 1995): expected volatility of 20% ; risk-free interest rates of 6.3% for the Employee Plan and 6.0% for the Director Plan; expected life of 6.5 years for the Employee Plan and 3.5 years for the Director Plan.

                                                              Weighted-Average
                                           Shares              Exercise Price
                                         ----------          ------------------

   Outstanding at beginning of year,
     January 1, 1996                             --                    --
   Granted                                  407,000                $ 8.18
   Exercised                                     --                    --
   Forfeited                                (75,000)              $ 12.18
   Canceled                                (151,000)              $ 12.01
                                           ---------
   Outstanding at end of year,
     December 31, 1996                      181,000                $ 3.33
                                           =========
   Options exercisable at year-end            6,667               $ 13.50
   Weighted-average fair value of
    options granted during the year           $ 3.11


         The following table summarizes information about fixed stock options outstanding at December 31, 1996:


              Number of shares
               Outstanding at                                  Remaining
              December 31, 1996        Exercise Price       Contractual Life
              -----------------        --------------       ----------------
                   151,000                 $ 1.38               9 years
                    20,000                 $13.50               9 years
                    10,000                 $12.38               9 years


                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                                    1996
                                                                    ----

      Net loss                         As reported           $  (9,699,477)
                                       Pro forma             $  (9,881,226)
      Primary loss per share           As reported                $  (2.46)
                                       Pro forma                  $  (2.51)


           In addition to the above mentioned stock option plans, on September 16, 1996 Dignity Partners granted 300,000 warrants at a purchase price of $6.00 per share to Jefferies & Company, Inc. These warrants are exercisable immediately and expire on September 16, 2001. The expense for these warrants was determined consistent with FASB Statement No. 123, and the Company's net income was reduced by $92,167. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 20%; risk-free interest rate of 6.2%; expected life of 5 years.

17.      Events Subsequent to the Balance Sheet Date
----------------------------------------------------

         a. Portfolio Sales

         During the first half of 1997, the Company is expecting to collect all proceeds on the remaining 145 policies under the sale agreement dated September 27, 1996. The estimated pre-tax gain on these sale proceeds to be recognized in the first half of 1997 is $400,000 (unaudited). Actual gains may vary materially from estimated gains based on among other things, the successful transfer of ownership of the policies and actual versus estimated proceeds.

         On January 16, 1997 Dignity Partners entered into a contract with an unaffiliated viatical settlement company to sell approximately $1.0 million in face value of policies for approximately $710,000. Such policies were carried on the balance sheet at December 31, 1996 at approximately $590,000 after giving effect to the reserve for loss on sale of assets. The estimated pre-tax gain in the first quarter of 1997 is $120,000 (unaudited). Actual gains may vary materially from estimated gains based on among other things, the successful transfer of ownership of the policies and actual versus estimated proceeds.

         On February 10, 1997 Dignity Partners entered into a contract with an unaffiliated viatical settlement company to sell approximately $4.5 million in face value of policies for approximately $3.0 million. Such policies were carried on the balance sheet at December 31, 1996 at approximately $2.2 million after giving effect to the reserve for loss on sale of assets. Through March 17, 1997, the Company had collected $800,000 in sale proceeds under the agreement. The estimated pre-tax gain in the first half of 1997 is $770,000 (unaudited). Actual gains may vary materially from estimated gains based on among other things, the successful transfer of ownership of the policies and actual versus estimated proceeds.

                             DIGNITY PARTNERS, INC.

                   Notes to Consolidated Financial Statements



         On March 24, 1997 Dignity Partners entered into a contract with an unaffiliated viatical settlement company to sell approximately $2.9 million in face value of policies for approximately $1.7 million. Such policies were carried on the balance sheet at December 31, 1996 at approximately $1.5 million after giving effect to the reserve for loss on sale of assets. The estimated pre-tax gain in the first half of 1997 is $200,000 (unaudited). Actual gains may vary materially from estimated gains based on among other things, the successful transfer of ownership of the policies and actual versus estimated proceeds.

         Based on the Company's evaluation of the effects of the research results reported at the AIDS Conference and subsequent reports and other information, the Company believes that it is extremely difficult to predict accurately life expectancy of people afflicted with HIV and AIDS. Further, the Company believes that it is not viable to continue to operate a viatical settlement business solely for non-AIDS policies while a market for non-AIDS policies develops, if it develops at all. As a result, the Board of Directors in February 1997 determined to cease immediately the Company's viatical settlement business and to sell its non-AIDS policies, consisting of approximately 31 policies with a face value of $2.9 million. The sale agreement dated March 24, 1997 covers such policies.

         b. Partial Sale of Investment in Convertible Preferred Shares

         On March 18, 1997, the Company converted 8.2 million shares of convertible preferred shares of American Company into 8.2 million shares of common stock and sold such shares to an unaffiliated third party for $1.83 million. An estimated pre-tax gain of $700,000 (unaudited) resulting from such sale will be recognized in the first quarter of 1997.

         c. Share Repurchase

         In the month of January 1997, the Company purchased 128,500 shares of common stock at a weighted average price of $2.63 per share.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

        Information regarding directors of the Company and the Executive Officers (each of whom is a director) will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in Dignity Partners' proxy statement related to the Company's 1997 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION
-------------------------------

        Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and, except for the information under the captions "Executive Compensation -- Report on Executive Compensation" and "Executive Compensation -- Performance Graph," is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
               MANAGEMENT
               ----------

         Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Information regarding certain relationships and related transactions of directors and executive officers will be set forth under the captions "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
---------------------------------------------------------------
                    FORM 8-K
                    --------

         (a)        1. The following  designated financial statements and
                       the report thereon of KPMG Peat Marwick, LLP dated March 26, 1997 are included herein at pages 22 through 43:
                         Independent Auditors' Report.

                         Consolidated  Balance  Sheets as of December 31, 1996
                           and 1995.

                          Consolidated  Statements of  Operations  for
                            the years ended December 31, 1996, 1995 and 1994.

                          Consolidated   Statements  of  Stockholders'
                             Equity for the years ended December 31, 1996, 1995 and 1994.

                           Consolidated  Statements  of Cash  Flows for
                              the years ended December 31, 1996, 1995 and 1994.

                           Notes to Consolidated Financial Statements.

                  2. All schedules are omitted because the required information is not presented or is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

                  3.       Exhibits:

         Exhibit
         Number            Description of Document


            3.1            Second  Amended and  Restated  Certificate  of
                           Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's
                           Registration  Statement on Form S-1 (Registration No.
                           33-98708) (the "Registration Statement")).

            3.2            Amended and  Restated  Bylaws of the Company
                           (Incorporated by reference to Exhibit 3.2 of the Registration Statement).

            4.1            Specimen  certificate  for  the  Common  Stock,
                           $.01  par  value  per  share,  of  the  Company
                           (Incorporated by reference to Exhibit 4.1 of the Registration Statement).

            4.2            Indenture,  dated as of  February 1,  1995 (the
                           "Indenture") among the Company, as Servicer, Dignity Partners Funding Corp. I ("DPFC") as
                           Issuer,  and Bankers  Trust Company as Indenture
                           Trustee ("Bankers Trust") (Incorporated by reference to Exhibit 10.12 of the Registration
                           Statement).

            4.3 Amendment No. 1 to the Indenture (Incorporated by reference to Exhibit 10.13 of the Registration Statement).

           10.1* 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registration
                           Statement).

           10.2*           Stock Option Plan for Non-Employee  Directors
                          (Incorporated by reference to Exhibit 10.2 of the
                           Registration Statement).

           10.3 Office Lease/Francisco Bay Office Park by and between HHC Investments, Ltd. and Echelon
                           (Incorporated by reference to Exhibit 10.3 of the Registration Statement).

           10.4            Assignment and Assumption  Agreement  dated
                           September 30,  1995  (Incorporated  by reference to
                           Exhibit 10.16 of the Registration Statement).

           10.5            Agreement  between  the  Company  and New Echelon LLC
                           regarding   allocation  of  costs   (Incorporated  by
                           reference  to  Exhibit   10.4  of  the   Registration
                           Statement).




           10.6            Profit Sharing Plan (Incorporated by reference to
                           Exhibit 10.5 of the Registration Statement).

           10.7            Contribution,  Sale and Servicing Agreement
                           ("Servicing Agreement") dated as of February 1, 1995 among the Company, DPFC and Bankers Trust
                           (Incorporated by reference to Exhibit 10.14 of the Registration Statement).

           10.8            Amendment  No. 1 to Servicing  Agreement
                           (Incorporated  by  reference  to Exhibit  10.15 of
                            the Registration Statement).

           10.9            Amendment No. 2 to the Servicing Agreement
                           (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).


           10.10           Master Agreement for Purchase of Life Insurance
                           Policies dated September 27, 1996 (Incorporated by reference to Exhibit 10 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended
                           September 30, 1996).

           10.11           Amendment dated as of November 12, 1996 to Master
                           Agreement for Purchase of Insurance Policies dated as of September 27, 1996.

           10.12           Purchase and Sale Agreement dated as of
                           January 16, 1997.

           10.13           Second Master Agreement for Purchase of Insurance
                           Policies dated as of February 10, 1997.

           10.14           Third Master Agreement for Purchase of Insurance
                           Policies dated as of March 24, 1997.

           10.15           Indemnification  Agreement,  dated  September 30,
                           1995, between the Company (as successor to Echelon) and New Echelon LLC (Incorporated by reference to Exhibit 10.18 of the Registration
                           Statement).

           21.1            Subsidiary of the Company

           23.1            Consent of Independent Certified Public Accountants

           24.1            Powers of Attorney

           27              Financial Data Schedule


*Management contract or compensation plan or arrangement.

(b)      Reports on Form 8-K:


  Date           Item Reported                Matter Reported
  ----           -------------                ---------------
October 9, 1996        5          On September 17, 1996, the Company issued a
                                  press release announcing the retention of a
                                  financial advisor to assist in the analysis of
                                  strategic options.

                                  On October 9, 1996, the Company issued a press release announcing an agreement to sell a portion of its portfolio.

November 5, 1996       5          On October 18, 1996, the Company issued a
                                  press release announcing a share repurchase
                                  program.

                                  On November 4, 1996, the Company issued a press release announcing an investment in American Information Company, Inc.

December 16, 1996      2          The stockholders of Dignity Partners,  Inc.
                                  approved a proposal to authorize the Company's
                                  Board of Directors to sell all or
                                  substantially all of the Company's assets.

December 19, 1996      5          A complaint was filed against Dignity
                                  Partners,  Inc. and each of its  directors  by
                                  three  individuals  purporting  to act on
                                  behalf  of  themselves and  an  alleged  class
                                  consisting  of purchasers  of the Company's
                                  common  stock  during the period
                                  February 14, 1996 to July 16, 1996.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 31, 1997                            DIGNITY PARTNERS, INC.
                                                /s/Alan B. Perper
                                                ------------------------------
                                                Alan B. Perper
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1997:


/s/ Alan B. Perper                               *
-----------------------------                   -----------------------------
Alan B. Perper                                  John Ward Rotter
President and Director                          Executive Vice President,
(Principal Executive Officer)                     Chief Financial Officer
                                                  and Director
                                                (Principal Financial and
                                                  Accounting Officer)

 *                                               *
-----------------------------                   -----------------------------
Bradley N. Rotter                               Stephen T. Bow
Chairman of the Board and Director              Director



 *
-----------------------------
Paul A. Volberding, M.D.
Director


* The undersigned by signing his name hereunto has hereby signed this report on behalf of the above-named directors, on March 31, 1997, pursuant to a power of attorney executed on behalf of each such director and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By:  /s/ Alan B. Perper
     -----------------------------
     Alan B. Perper

                                  Exhibit Index
                                  -------------

                                                                     Sequential
  Exhibit                                                               Page
  Number            Description of Document                            Number
 ---------          -----------------------                          -----------

   3.1              Second  Amended and  Restated  Certificate  of
                    Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's
                    Registration  Statement on Form S-1
                    (Registration No. 33-98708) (the
                    "Registration Statement")).

   3.2              Amended and  Restated  Bylaws of the Company
                    (Incorporated by reference to Exhibit 3.2 of the Registration Statement).

   4.1              Specimen  certificate  for  the  Common  Stock,
                    $.01  par  value  per  share,  of  the  Company
                    (Incorporated by reference to Exhibit 4.1 of the Registration Statement).

   4.2              Indenture,  dated as of  February 1,  1995 (the
                    "Indenture") among the Company, as Servicer, Dignity Partners Funding Corp. I ("DPFC") as
                    Issuer,  and Bankers  Trust Company as Indenture
                    Trustee ("Bankers Trust") (Incorporated by reference to Exhibit 10.12 of the Registration
                    Statement).

   4.3              Amendment  No.  1  to  the  Indenture
                    (Incorporated by  reference  to  Exhibit  10.13
                    of  the Registration Statement).

   10.1* 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registration Statement).

   10.2*            Stock Option Plan for Non-Employee  Directors
                    (Incorporated by reference to Exhibit 10.2 of the Registration Statement).

   10.3 Office Lease/Francisco Bay Office Park by and between HHC Investments, Ltd. and Echelon
                    (Incorporated by reference to Exhibit 10.3 of the Registration Statement).

   10.4             Assignment and Assumption  Agreement  dated
                    September 30, 1995 (Incorporated by reference to Exhibit 10.16 of the Registration Statement).

   10.5             Agreement  between  the  Company  and New
                    Echelon LLC regarding   allocation  of  costs
                    (Incorporated  by reference  to  Exhibit 10.4
                    of the Registration Statement).

   10.6             Profit Sharing Plan (Incorporated by reference to
                    Exhibit 10.5 of the Registration Statement).




   10.7             Contribution,  Sale and Servicing Agreement
                    ("Servicing Agreement") dated as of February 1,
                    1995 among the Company,  DPFC and Bankers  Trust
                    (Incorporated by reference to Exhibit 10.14 of the Registration Statement).

   10.8             Amendment  No. 1 to Servicing  Agreement
                    (Incorporated  by  reference  to Exhibit  10.15
                    of the Registration Statement).

   10.9             Amendment No. 2 to the Servicing Agreement
                    (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

   10.10            Master Agreement for Purchase of Life Insurance
                    Policies dated September 27, 1996
                    (Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

   10.11            Amendment dated as of November 12, 1996 to Master
                    Agreement for Purchase of Insurance Policies dated as of September 27, 1996.

   10.12            Purchase and Sale Agreement dated as of
                    January 16, 1997.

   10.13            Second Master Agreement for Purchase of Insurance
                    Policies dated as of February 10, 1997.

   10.14            Third Master Agreement for Purchase of Insurance
                    Policies dated as of March 24, 1997.

   10.15            Indemnification  Agreement,  dated  September 30,
                    1995, between the Company (as successor to Echelon) and New Echelon LLC (Incorporated by reference to Exhibit 10.18 of the Registration
                    Statement).

   21.1             Subsidiary of the Company

   23.1             Consent of Independent Certified Public Accountants

   24.1             Powers of Attorney

   27               Financial Data Schedule


*Management contract or compensation plan or arrangement.