Form 10-K/A
period 1996-12-31
DIGNITY PARTNERS INC
filed 1997-04-29
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                                 -----------

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

                                               Commission file number 0-27736


                             DIGNITY PARTNERS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                       94-3165263
                           --------                      ------------
              (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)          Identification Number)

               1700 Montgomery Street, Suite 250
               San Francisco, California                      94111
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

                      Documents Incorporated by Reference:
                      -------------------------------------
None.

         This Form 10-K/A is being filed for the purpose of including the information required by Part III of the Form 10-K for the fiscal year ended December 31, 1996 (the "Original Form 10-K") of Dignity Partners, Inc. (the "Company"), which information the Company incorporated by reference from its proxy statement which was intended to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year. All capitalized terms used in this Form 10-K/A and not defined are used as defined in the Original Form 10-K.


                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Directors and Executive Officers
--------------------------------

        The name, age and current position(s) of each director and executive officer of the Company are as follows:

Name                        Age  Positions and Offices with the Company
-----                       ---  --------------------------------------

Bradley N. Rotter (1)      41   Director and Chairman of the Board of Directors
Alan B. Perper             38   Director and President
John Ward Rotter (1)       39   Director, Executive Vice President and Chief
                                Financial Officer
Stephen T. Bow             65   Director
Paul A. Volberding, M.D.   47   Director
---------------

(1)     Bradley Rotter and John Ward Rotter are brothers.


        Bradley N. Rotter has served as a director and as Chairman of the Board of Directors since the Company's formation in September 1992. Mr. Rotter is the managing member of New Echelon LLC, a Delaware limited liability company which provides investment and financial services. See "Item 12--Security Ownership of Certain Beneficial Owners and Management." He was the majority stockholder of Echelon and served as a director and Chairman of the Board of Echelon from 1988 until the Merger. From 1986 to 1988, he was a founding member of Rotter, Mawhorter & Gruye, Inc., a fixed income trading firm. Prior thereto, Mr. Rotter served in various positions with a number of financial services firms, including Merrill Lynch, E.F. Hutton and A.G. Becker. He received an M.B.A. from the University of Chicago.

        Alan B. Perper has served as a director and as President since the Company's formation. Mr. Perper is a member of New Echelon LLC and was a stockholder and director of Echelon and its Senior Vice President from 1991 until the Merger. From 1990 to 1991, he was a founding partner in Steinberg & Perper, a partnership that traded in foreign currencies and stock index futures. Prior thereto, he was a corporate associate at Jones, Day, Reavis & Pogue (from 1988 to 1990) and Isham, Lincoln & Beale (from 1985 to 1988). He received an M.B.A. from the University of Chicago and a J.D. from Duke University.

        John Ward Rotter has served as a director and as an executive officer since the Company's formation. He has served as Executive Vice President (since
1994) and Chief Financial Officer (since September 1995). Mr. Rotter is a member of New Echelon LLC, was a stockholder and director of Echelon and served as Echelon's President from 1988 until the Merger. From 1987 to 1988, he was an Administrator Researcher at Rotter, Mawhorter & Gruye, Inc. Prior thereto, Mr. Rotter served as an officer in the United States Army (Corps of Engineers) after graduating from the United States Military Academy in 1979. He has a Professional Engineering license from the Commonwealth of Virginia.

        Stephen T. Bow has served as a director of the Company since March 1996. Mr. Bow has over 40 years of management experience in the insurance industry. He has served as Chairman and Chief Executive Officer of Anthem Life Insurance Companies from October 1995 to December 1996 (served as President and Chief
Executive Officer of Anthem from June 1993 to December 1996) and Community National Assurance Company since October 1995. He also served as Executive Vice President and a director of Associated Insurance Companies, Inc. (from June 1993-December 1996) and Chairman of Acordia of San Francisco, a subsidiary of Acordia, Inc., an insurance broker (October 1993-August 1996). From 1993 to June 1994, Mr. Bow served as Chairman of the Board and Chief Executive Officer of Southeastern Group, Inc. and Southeastern United Corporation, each of which is a health insurance company. From 1989 to 1993, he was President and Chief Executive Officer of Blue Cross and Blue Shield of Kentucky (renamed Southeastern Mutual in 1990) and President and Chief Executive Officer of Delta Dental of Kentucky. Prior to 1989, Mr. Bow held a number of management positions with Metropolitan Life Insurance Company and its affiliated companies.

        Paul A. Volberding, M.D. has served as a director of the Company since March 1996. Dr. Volberding has been a professor or associate professor of medicine at the University of California, San Francisco since 1987 and the director of the Center for AIDS Research at that institution since 1988. He has also served as the chief of the Medical Oncology Division and the AIDS Program at San Francisco General Hospital for over ten years. Dr. Volberding is a leading expert on AIDS research whose publications include over 100 articles related to viral research, most of which relate to HIV or AIDS.

        The Board of Directors elects executive officers annually and such officers serve at the discretion of the Board of Directors.

Classification of the Board of Directors
----------------------------------------

        The Board of Directors, which presently consists of five members, is divided into three classes (designated Class 1, Class 2 and Class 3) as nearly equal in number as possible. Currently, Class 1 consists of Bradley N. Rotter and Stephen T. Bow, Class 2 consists of Alan B. Perper and Paul A. Volberding, and Class 3 consists of John Ward Rotter, who serve until the Company's annual stockholders' meetings to be held in 1999, 1997 and 1998, respectively. At each annual stockholders' meeting, directors nominated to the class of directors whose term is expiring at that annual meeting is elected for a term of three years, and the remaining directors will continue in office until their respective terms expire. Accordingly, approximately one-third of the Company's directors will be elected at each annual stockholders' meeting and generally a director will stand for election only once every three years.

Section 16(a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

         Based upon a review of Forms 3, 4 and 5 furnished to the Company by its directors and executive officers and by persons known to the Company to beneficially own 10% or more of the outstanding common stock, the Company notes the following deficiencies in Section 16 reports related to 1996: (i) each of Mr. Bow and Dr. Volberding filed one day late their Form 3, (ii) each of New Echelon LLC, Bradley Rotter, John Ward Rotter and Alan Perper reported on a Form 5 four transactions by New Echelon that should have been reported earlier on Forms 4, (iii) John Ward Rotter reported on a Form 5 one transaction by his spouse that should have been reported earlier on a Form 4 and (iv) Heartland Advisors, Inc., which beneficially owns more than 10% of the outstanding Common Stock did not, to the Company's knowledge, file a Form 3 or report any transactions on a Form 4 or Form 5.

ITEM 11--EXECUTIVE COMPENSATION
-------------------------------
Compensation of Directors

        The Company pays each non-employee director an annual retainer of $15,000 and a fee of $750 for each board or committee meeting attended. All directors are reimbursed for expenses incurred to attend meetings of the Board of Directors or committees thereof. The Stock Option Plan for Non-Employee Directors (the "Director Plan") provides for the automatic grant of certain options to non-employee directors. Any person who becomes a non-employee director automatically receives at such time a non-qualified option to purchase 10,000 shares of Common Stock at an exercise price equal to fair market value on the date of grant (i.e. the date of becoming a director). Such options vest 33%, 33% and 34% at the first, second and third annual stockholder's meeting following the date of grant if the non-employee director serves as such through such meeting. The Director Plan also provides that at each annual stockholders' meeting, each non-employee director elected at or continuing his term after such meeting receives automatically a non-qualified option to purchase 5,000 shares of Common Stock at an exercise price equal to fair market value on the date of grant (i.e. the date of the stockholders' meeting). Such options vest 100% after the non-employee director has served as such until the next annual stockholders' meeting. All options vest immediately (to the extent they would have vested at the next annual stockholders' meeting) upon a Change of Control (as defined in the Director Plan). Each option expires after ten years or earlier upon certain events. During 1996, each of Mr. Bow and Dr. Volberding received (i) an option to purchase 10,000 shares with an exercise price of $13.50 upon joining the Board and (ii) an option to purchase 5,000 shares with an exercise price of $12.38 at the annual stockholders' meeting.

Summary Compensation Table
--------------------------
        The table below provides information relating to compensation for the years ended December 31, 1996, 1995 and 1994, for each of the Executive Officers. The amounts shown below reflect compensation which was earned in the respective year by the Executive Officers.

                                        Annual Compensation
                                        --------------------


Name and                                                        All Other
Principal Position ......   Year     Salary($)(1)  Bonus($)  Compensation ($)(2)
=========================   ====     ============  ========  ==================

Bradley N. Rotter ........  1996     115,000        17,250        16,928
  Chairman of the Board ... 1995     115,000          --           2,629
                            1994     115,000          --            --

Alan B. Perper ............ 1996     115,000        17,250        16,928
  President ............... 1995     115,000          --          25,638
                            1994     115,000          --            --

John W. Rotter ............ 1996     115,000        17,250        14,476
  Executive Vice President  1995     115,000          --          19,707
                            1994     115,000          --            --


(1) Prior to October 1, 1995, all executive salaries were earned but were not actually paid until the Company's initial public offering. See
    "Item  13--Certain   Relationships  and  Related Transactions--Accrual of
    Salaries."
(2) Represents contributions to the Company's profit sharing plan related to compensation earned during the indicated year.

                                     Page 3

Profit-Sharing Plan
--------------------

         Prior to the Merger, all individuals performing services on behalf of Dignity Partners were employed by Echelon. Pursuant to the Reorganization, all but three of the Echelon employees became employees of Dignity Partners. Echelon maintained a profit sharing plan (the "Plan") for its employees which Dignity Partners assumed by virtue of the Merger. Each employee on January 1, 1993 became a participant in the Plan. Each employee hired after January 1, 1993 and who has been employed for at least one year becomes a participant in the Plan. The Plan provides for discretionary annual contributions by the Company for the account of each participant. In any year in which the Plan is "top-heavy" within the meaning of the Internal Revenue Code (the "Code"), the Plan requires, consistent with the Code, that a minimum contribution be made for non-key employees. The contribution is allocated among participants based on their compensation under an allocation formula integrated with Social Security.
Participants vest 20% in their Plan accounts after two years of service (excluding any service prior to 1993) and an additional 20% after each of the next four years of service. Upon termination following permanent disability or on retirement at or after age 65, all amounts credited to a participant's account are distributable, in a lump sum payment or in installments, as directed by the participant. Upon death, all amounts credited to a participant's account become fully vested and are distributed to the participant's surviving spouse or designated beneficiary.

Option Plan
------------

         The 1995 Stock Option Plan (the "Option Plan") authorizes the granting of options to purchase shares of Common Stock to employees (including officers) and consultants of the Company and its subsidiaries. The Compensation Committee is authorized to grant options with such terms, including price, vesting, termination and other, as they deem appropriate. During 1996, none of the Executive Officers was granted stock options under the Option Plan.

Compensation Committee Interlocks and Insider Participation
------------------------------------------------------------

         From January to March 1996, the Compensation Committee was comprised of Bradley N. Rotter and Alan B. Perper. During such time, the Committee did not make any compensation decisions. Mr. Rotter and Mr. Perper
had  various   transactions   with  the  Company  during  1996.  See  "Item
13--Certain Relationships  and  Related   Transactions."  Since  March  1996,
the  Compensation  Committee  has  been comprised of Mr. Bow and Dr. Volberding.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
                   MANAGEMENT
                   -----------

         The following table sets forth, as of December 31, 1996, certain information with respect to the beneficial ownership of the Company's Common Stock by: (a) each person owning of record or known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock;
(b) each director; (c) each of the Executive Officers and (d) all of the Executive Officers and directors of the Company as a group. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be, or has been derived from documents filed with the Securities and Exchange Commission. See "Item 10--Directors and Executive

Officers of the Registrant" and "Item 13--Certain Relationships and Related Transactions."


Name                                                   Number (1)     Percent(1)
----                                                   ----------     ---------


The Echelon Group of Companies, LLC (2)-------------   1,589,324        38.3%
Bradley N. Rotter (2)-------------------------------   1,589,324        38.3
Alan B.Perper (2)-----------------------------------   1,589,324        38.3
John Ward Rotter(2)(3)------------------------------   1,593,324        38.4
Stephen T. Bow(4)-----------------------------------       3,333         0.1
Paul A. Volberding, M.D.(4)-------------------------       3,333         0.1
All directors and executive officers as a group-----   1,599,990        38.9
Heartland Advisors, Inc.(5)-------------------------     595,000        13.9
Fleet Financial Group, Inc.(6)----------------------     225,000         5.2
-------------

(1) Beneficial ownership was determined in accordance with Rule 13d-3 under the Exchange Act.
(2) The Echelon Group of Companies, LLC (i.e., New Echelon LLC), a limited liability company, is the record holder of 1,589,324 shares of Common Stock. Bradley N. Rotter, Alan B. Perper and John Ward Rotter, who are the only members of New Echelon LLC, share voting and investment power with respect to these shares. Such individuals disclaim beneficial ownership of these shares except to the extent of their equity interest in New Echelon LLC. The address for New Echelon LLC and each of the Executive Officers is 1700 Montgomery Street, Suite 250, San Francisco, California 94111.
(3) Includes 4,000 shares of Common Stock subject to a stock option granted to Mr. Rotter's wife and exercisable within 60 days of December 31, 1996.
(4) Represents shares issuable within 60 days of December 31, 1996 pursuant to the exercise of stock options granted under the Director Plan.
(5) According to its most recently filed Schedule 13G, as of December 31, 1996, Heartland Advisors, Inc. had sole voting and dispositive power over these shares of Common Stock. Heartland Advisors, Inc. disclaims beneficial ownership of these shares of Common Stock. Its address is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.
(6) According to its most recently filed Schedule 13G, as of December 31, 1996, Fleet Financial Group, Inc. had sole voting and dispositive power over these shares of Common Stock. Fleet Financial Group, Inc.
      disclaims beneficial ownership of these shares of Common Stock. Its address is One Federal Street, Boston, Massachusetts 02110.




ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Allocation and Accrual of Expenses
----------------------------------

         Echelon and the Company shared leased office space and other expenses prior to the Merger, and the Company currently shares such expenses with New Echelon LLC. Prior to the Merger, Echelon paid rent, salaries and other expenses related to the Company's business and lent funds to the Company. Such amounts were represented by a payable from Dignity Partners sold by Echelon to New Echelon LLC in connection with the Reorganization. The Company used a portion of the net proceeds to it in the initial public offering in February 1996 to pay to New Echelon LLC such payable, which equaled $2,191,007 on the date of such repayment.

         In February 1996, the Company executed an agreement with New Echelon LLC which governs the allocation of certain shared expenses. The agreement provides that, so long as New Echelon LLC uses a portion of the space leased by the Company in San Francisco, New Echelon LLC will pay an amount equal to 35% of the amount of rent and required liability insurance premiums paid by the Company in connection with such space. New Echelon LLC's right to use the space will terminate on the earlier of (i) the date the agreement terminates, (ii) three days after New Echelon LLC notifies the Company that New Echelon LLC no longer desires to use any portion of the space, or (iii) three days after the Company notifies New Echelon LLC that New Echelon LLC may no longer use any portion of the space. The agreement also acknowledges that the Company currently employs, and may hereafter hire, individuals who regularly perform functions on behalf of both the Company and New Echelon LLC ("shared employees"). Pursuant to the agreement, New Echelon LLC (i) will pay directly to (or on behalf of) each shared employee a designated percentage of such shared employee's salary and any contributions to defined benefit plans, and (ii) will reimburse the Company a specified percentage of the Company's costs of all other benefits paid to (or on behalf of) such shared employee. Such percentage will be determined by reference to the percentage of time such shared employee devotes to each entity. Once a month, the Company and New Echelon LLC will reassess the identity of shared employees. The provisions regarding shared employees will terminate on the date the agreement terminates, which will be the earlier of (i) April 1998, subject to one-year automatic extensions in the absence of 30 days' written notice of termination by the Company, or (ii) the date the lease for the shared office space terminates or expires. Under the agreement, each party is responsible for providing, at its sole cost and expense, all supplies it will need. During 1996, pursuant to this agreement, New Echelon LLC paid rent and insurance in the amount of $33,962 and paid $11,887 of compensation for shared employees.

Accrual of Salaries
--------------------

         Salaries payable to the Executive Officers for the fiscal years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995 were accrued but not paid. Salaries earned by each of the Executive Officers since October 1, 1995 have been paid in accordance with the Company's standard payroll arrangements. Salaries were accrued for Alan Perper and John Ward Rotter for the fiscal year ended December 31, 1993, and for each of the Executive Officers during the fiscal year ended December 31, 1994 and during the nine months ended September 30, 1995, at the annual rate of $115,000. The Company paid to the Executive Officers from the net proceeds of the initial public offering in February 1996 the amount of accrued salaries through September 30, 1995 related to their respective services. Such accrued unpaid salaries equaled $316,250 for each of Alan Perper and John Ward Rotter and $201,250 for Bradley Rotter.

Provision of Working Capital
-----------------------------

         Prior to the Company's initial public offering, New Echelon LLC, Echelon or the Executive Officers advanced funds to the Company to enable it to purchase life insurance policies and pay operating expenses. The annual interest rate on such advances was 8%. Each advance generally was repaid by the end of the month in which the advance was made through borrowings under the Company's revolving credit facility. From January 1995 through December 31, 1995, the largest amount of funds advanced to the Company by Echelon or the Executive Officers was $1,590,000. Approximately $1.0 million of the net proceeds received by the Company in its initial public offering in February 1996 were used to repay to New Echelon LLC funds advanced (and interest thereon) since the Reorganization to fund policy purchases and operations by New Echelon LLC to the Company. In October 1995, the Company borrowed $1.2 million under a working capital facility to repay to Echelon advances made by Echelon which were outstanding at September 30, 1995. All borrowings under such facility were repaid in February 1996 with proceeds to the Company in its initial public offering.

         New Echelon LLC and each of the Executive Officers also executed guarantees under the Company's revolving credit facility pursuant to which each of them guaranteed the obligations of the Company under such facility. Prior to the Reorganization, Echelon was also a guarantor of the Company's obligations under such facility. In March 1996, New Echelon LLC and each of the Executive Officers were released entirely from the guaranties they previously executed in favor of the lender under such facility; however, each of the Executive Officers executed a "validity guaranty." In August 1996, such facility was prepaid in full and terminated, at which time the validity guaranties were terminated.

         In addition, New Echelon LLC also guaranteed the Company's obligations under its working capital facility. Such guarantee terminated upon the payment and termination of such facility in February 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 29, 1997                    DIGNITY PARTNERS, INC.


                                        /s/Alan B. Perper
                                        ---------------------------------
                                        Alan B. Perper
                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 1997:


/s/ Alan B. Perper                         *
---------------------------------          ---------------------------------
Alan B. Perper                              John Ward Rotter
President and Director                      Executive Vice President,
(Principal Executive Officer)               Chief Financial Officer
                                            and Director
                                            (Principal Financial and Accounting
                                            Officer)

*                                          *
---------------------------------          ---------------------------------
Bradley N. Rotter                           Stephen T. Bow
Chairman of the Board and Director          Director



*
---------------------------------
Paul A. Volberding, M.D.
Director


* The undersigned by signing his name hereunto has hereby signed this report on behalf of the above-named directors, on April 29, 1997, pursuant to a power of attorney executed on behalf of each such director and filed with the Securities and Exchange Commission as Exhibit 24.1 to the Original Form 10-K.

By:   /s/ Alan B. Perper
      ----------------------------
      Alan B. Perper