Form 10-Q
period 1997-03-31
DIGNITY PARTNERS INC
filed 1997-05-16
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission file number 0-27736


                             DIGNITY PARTNERS, INC.
                             -------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                94-3165263
                 --------                                -----------

             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)           Identification Number)

              1700 Montgomery Street, Suite 250
              ----------------------------------
              San Francisco, California                     94111
              --------------------------------              -----
             (Address of principal executive offices)      (Zip Code)


                                 (415) 394-9467
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 30, 1997, there were 3,653,324 shares of the registrant's Common Stock outstanding.

                             DIGNITY PARTNERS, INC.
                             ----------------------

                                     INDEX
                                     ------




                                                                  Page #
                                                                  ======
Part I
=====

Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets
                March 31, 1997 and December 31, 1996                 1

            Consolidated Statements of Operations for the
                Three Months Ended March 31, 1997 and 1996           2


            Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1997 and 1996           3

            Condensed Notes to Consolidated Financial Statements    4 - 8



Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9 - 13


Part II

Item 1.  Legal Proceedings                                           14

Item 6.  Exhibits and Reports on Form 8-K                            14


Signatures
----------                                                           15

                                       (i)

                                                 DIGNITY PARTNERS, INC.

                                               CONSOLIDATED BALANCE SHEETS
                                          March 31, 1997 and December 31, 1996


                                                                                   March 31,            December 31,
                                  ASSETS                                             1997                   1996
                                                                              --------------------   --------------------


Cash and cash equivalents                                                   $          14,182,081  $           6,586,447
Restricted cash (note 6)                                                                4,335,177              4,625,663
Investment securities (fair value: $2,205,000) (note 2)                                 2,275,583                     --
Matured policies receivable (note 6)                                                      305,115              1,181,513
Assets held for sale (note 3)                                                           3,365,846             11,520,103
Purchased life insurance policies (note 4)                                             39,017,973             41,246,239
Investment in convertible preferred shares (note 5)                                     1,864,128              3,000,000
Deferred financing costs, net of accumulated amortization of
           $440,116 and $381,690, respectively (note 4 and 6)                             628,484                681,910
Other assets                                                                              211,322                102,598
                                                                              --------------------   --------------------

           Total assets                                                     $          66,185,709  $          68,944,473
                                                                              ====================   ====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                            $             195,678  $             190,894
Accounts payable                                                                          678,058                320,577
Accrued compensation payable                                                               64,971                186,390
Payable for policies purchased                                                                 --                427,553
Reserve for equity interest in wholly owned financing
           subsidiary (note 4)                                                          5,256,839              6,452,589
Long term notes payable  (note 6)                                                      39,084,011             41,218,205
Deferred income taxes  (note 7)                                                             6,000                  6,000
                                                                              --------------------   --------------------

           Total                                                                       45,285,557             48,802,208
           liabilities
                                                                              --------------------   --------------------

Stockholders' equity:
           Common stock, $0.01 par value; 15,000,000 authorized shares,
                4,291,824 and 4,291,824 shares, respectively,
                issued and outstanding                                                     42,918                 42,918
           Additional paid-in-capital                                                  29,496,720             29,496,720
           Retained earnings (deficit)                                                (7,912,173)            (9,007,373)
           Treasury stock, 273,500 and 145,000 shares,
                respectively (note 8)                                                   (727,313)              (390,000)
                                                                              --------------------   --------------------

           Total stockholders' equity                                                  20,900,152             20,142,265
                                                                              --------------------   --------------------

           Total liabilities and stockholders' equity                       $          66,185,709  $          68,944,473
                                                                              ====================   ====================


  See accompanying condensed notes to consolidated financial statements.


                                       DIGNITY PARTNERS, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Three Months Ended March 31, 1997 and 1996



                                                                          Three Months Ended
                                                                               March 31,

                                                                          1997             1996
                                                                   ----------------  ----------------
Income:
     Earned discounts on life insurance policies (note 9)                       --         1,812,601
     Earned discounts on matured policies (note 9)                         184,286                --
     Interest income                                                       207,636           174,994
     Gain on sale of convertible preferred shares (note 5)                 699,665                --
     Net gain on assets sold (note 3)                                      870,641                --
     Other                                                                  31,194           130,726
                                                                   ----------------  ---------------
           Total income                                                  1,993,422         2,118,321

Expenses:
     Interest expense                                                      938,470         1,007,753
     Compensation and benefits                                             270,283           319,035
     Other general and administrative expenses                             565,736           220,376
     Amortization                                                           58,426            87,793
     Depreciation                                                               --             9,949
                                                                   ----------------  ----------------
           Total expenses                                                1,832,915         1,644,906
                                                                   ----------------  ----------------

           Income before income taxes and net loss in
              wholly owned financing subsidiary charged to
              reserve for equity interest                                  160,507           473,415

Income tax expense (note 7)                                                     --         (179,898)

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest (note 4)                               934,693                --

                                                                   ================  ================
           Net income                                           $        1,095,200 $         293,517
                                                                   ================  ================


Net income per share (note 8)                                                 0.27              0.10

Weighted average number of shares of common stock
     and common stock equivalents outstanding (note 8)                   4,108,991         3,089,467



See accompanying condensed notes to consolidated financial statements.


                                                DIGNITY PARTNERS, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Three Months Ended March 31, 1997 and 1996


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    1997                   1996
                                                                            ---------------------   --------------------

Cash flows for operating activities:
    Net income                                                           $             1,095,200 $              293,517
    Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation and amortization                                                   58,426                 97,742
          Write-off of furniture and equipment                                                --                 12,303
          Net gain on assets sold                                                      (870,641)                     --
          Gain on sale of convertible preferred shares                                 (699,665)                     --
          Earned discounts on policies                                                 (184,286)            (1,812,601)
          Purchase of life insurance policies                                          (666,217)            (9,640,408)
          Collections on matured life insurance policies                               3,217,810              4,610,856
          Increase in unearned income                                                         --                 71,662
          Increase in other assets                                                     (108,723)               (180,046)
          Increase in deferred taxes                                                          --                179,898
          Increase in accrued expenses                                                     4,784                  1,021
          Increase (decrease) in accounts payable                                        357,481               (178,654)
          Increase in IPO financing costs payable                                             --                193,100
          Decrease in payable to related party                                                --             (1,482,170)
          Decrease in accrued compensation payable                                     (121,419)              (798,668)
          Decrease in reserve for equity interest in wholly
                    owned financing subsidiary                                         (934,693)                     --
                                                                            ---------------------   --------------------
                    Net cash provided by (used in) operating activities                1,148,057            (8,632,448)
                                                                            ---------------------   --------------------

Cash flows from investing activities:
    Proceeds from sale of assets held for sale                                         9,073,644                      --
    Purchase of furniture and equipment                                                       --                 (5,994)
    Decrease (increase) in restricted cash                                               290,486               (530,592)
    Increase in marketable securities                                                (2,275,583)             (4,210,229)
    Proceeds from sale of convertible preferred shares                                 1,835,537                      --
                                                                            ---------------------   --------------------
                    Net cash provided by (used in) investing activities                8,924,084             (4,746,815)
                                                                            ---------------------   --------------------

Cash flows from financing activities:
    Proceeds from long term notes payable                                                     --               4,900,000
    Principal payments on long term notes payable                                    (2,134,194)                      --
    Proceeds from other long term debt                                                        --               2,065,025
    Principal payments on other long term debt                                                --              (3,509,295)
    Distribution to limited partners                                                          --                (534,347)
    Principal payment on loan from stockholder                                                --              (1,162,170)
    Proceeds from issuances of common stock                                                   --              25,362,790
    Purchase of treasury stock                                                         (337,313)                     --
    Increase in financing costs                                                          (5,000)                (10,000)
    Reimbursement of IPO financing costs                                                      --                750,000
                                                                            ---------------------   --------------------

                    Net cash provided by (used in) financing activities              (2,476,507)              27,862,003
                                                                            ---------------------   --------------------

                    Net increase in cash and cash equivalents                          7,595,634              14,482,740

Cash and cash equivalents, beginning of period                                         6,586,447               1,056,611
                                                                            ---------------------   --------------------

Cash and cash equivalents, end of period                                 $            14,182,081 $            15,539,351
                                                                            =====================   ====================

Supplemental disclosure of cash flow information:

    State taxes paid                                                     $                23,136 $                 5,693
                                                                            =====================   ====================

    Cash paid for interest                                               $               933,686 $             1,006,732
                                                                            =====================   ====================


See accompanying condensed notes to consolidated financial statements.

                                       3

                             DIGNITY PARTNERS, INC.
                             ----------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------


1.       Basis of Presentation
-        ---------------------

         The unaudited consolidated financial statements of Dignity Partners, Inc. and its consolidated entities ("Dignity Partners" or the "Company") as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not indicative of the results that may be expected for the entire 1997 fiscal year. The balance sheet as of December 31, 1996 has been derived from the audited financial statements of the Company. The statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K").

2.       Investment Securities
--       ----------------------

         The Company classifies securities for which it has the positive intent and ability to hold to maturity as held-to-maturity securities. Such securities are reported at amortized cost. As of March 31, 1997 all investment securities were classified as held-to-maturity securities.

3.       Assets Held for Sale and Related Sale Agreements
--       ------------------------------------------------

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, it reclassified all of its assets other than the assets of its wholly-owned special purpose subsidiary, Dignity Partners Funding Corp. I ("DPFC"), to a "held-for-sale" category. Accordingly, such assets are recorded on the balance sheet as of March 31, 1997 and December 31, 1996 at the lower of carrying value or fair value less estimated cost to sell. In connection with the decision to sell assets, the Company established a reserve for loss on sale of assets during 1996. Assets held for sale consist of:

                              Assets Held for Sale
                              ====================

                                      March 31, 1997          December 31, 1996
                                      --------------          -----------------


  Capitalized costs                   $ 4,278,537                  14,089,124
  Earned discounts on life
     insurance  policies                  192,554                     380,692
  Reserve for loss on sale             (1,105,245)                 (2,949,713)
                                       ------------             ------------
  Assets held for sale                $ 3,365,846                  11,520,103
                                      ============               ===========


         The calculation of reserve for loss on sale of assets for life insurance policies held for sale was calculated based on the life expectancies of the insureds under the policies in relation to prices obtained by the Company in connection with other sales. Any gain or loss due to the difference between actual proceeds (less any back end sourcing fees) and the carrying value after giving effect to the reserve for loss on sale of assets will be reported as a realized gain or loss on assets sold at the time sale proceeds are received.

         On September 27, 1996, the Company entered into an agreement with an unaffiliated viatical settlement company to sell 197 policies with an aggregate face value of $14.2 million for an aggregate consideration of approximately $8.7 million. The Company established a reserve in the third quarter of 1996 of $1,792,087 in connection with policies covered by the sale agreement. Through March 31, 1997, 182 policies with an aggregate face value of $13.3 million had been sold, of which 46 policies with an aggregate face value of $1.9 million were sold in the fourth quarter of 1996 (resulting in a realized gain of $120,000) and 136 policies with an aggregate face value of $11.4 million were sold in the first quarter of 1997 (resulting in a realized gain of $426,000). Seven policies covered by the sale agreement were not sold because the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy and the Company collected the death benefit instead of selling those policies. As of March 31, 1997, the remaining eight policies (with a face value of $420,000) were pending acknowledgment of transfer of ownership.

         On January 16, 1997 Dignity Partners entered into an agreement with an unaffiliated viatical settlement company to sell 18 policies with an aggregate face value of $1.0 million for approximately $710,000. Such policies were carried on the balance sheet at December 31, 1996 at approximately $590,000 after giving effect to the reserve for loss on sale of assets. In the first quarter of 1997, the Company completed the sale of 17 policies with an aggregate face value of $990,000 and realized a gain of $121,000 associated with these policies. As of March 31, 1997, the remaining policy with a face value of $25,000 was pending acknowledgment of transfer of ownership.

         On February 10, 1997 Dignity Partners entered into an agreement with an unaffiliated viatical settlement company to sell 67 policies with an aggregate face value of $4.5 million for approximately $3.0 million. Such policies were carried on the balance sheet at December 31, 1996 at approximately $2.2 million after giving effect to the reserve for loss on sale of assets. In the first quarter of 1997, the Company completed the sale of 35 policies with an aggregate face value of $1.7 million and realized a gain of $295,000 associated with these policies. As of March 31, 1997, the remaining 32 policies with a face value of $2.8 million were pending acknowledgment of transfer of ownership.

         On March 24, 1997 Dignity Partners entered into an agreement with an unaffiliated viatical settlement company to sell 31 policies with a face value of $2.9 million for approximately $1.7 million. Such policies were carried on the balance sheet at March 31, 1997 at approximately $1.5 million after giving effect to the reserve for loss on sale of assets.

         The policies representing "assets held for sale" consist of the policies under the aforementioned sales agreements for which the Company is awaiting the acknowledgment of the transfer of ownership by the applicable insurance company and the payment therefore by the applicable purchaser.

4.       Purchased Life Insurance Policies
--       ---------------------------------

         Effective July 1996, purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged under the indenture pursuant to which the Securitized Notes (as defined in Note 6) were issued, requires the consent of all of the holders of the Securitized Notes ("Noteholders") and the Company. The Company has discussed potential sales of DPFC policies with the Noteholders; however, the Company cannot determine whether the Noteholders and the Company will decide to sell such policies or whether such a sale is feasible. A reserve was recorded in 1996 to reflect the estimated loss of the Company's equity interest in DPFC. As of March 31, 1997 the reserve was $5.3 million. The reserve provides for the write-off of deferred financing costs and the unrealized residual value associated with DPFC.

5.       Investment In Convertible Preferred Shares
--       -------------------------------------------


         On November 4, 1996, the Company purchased 21,517,100 convertible preferred shares for $3.0 million (representing approximately 30% of the fully converted common equity interest) in American Information Company, Inc. ("American Information"), a privately held company which, among other things, provides information services to individuals owning or purchasing automobiles. The Company has an option, through September 1997, to purchase for approximately $1.1 million 8.2 million additional shares of common stock of American Information. On March 18, 1997, the Company, following conversion of 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of American Information, sold such shares (approximately 38% of the Company's 30% equity investment in American Information) to an unaffiliated third party for $1.83 million. The Company recognized a $700,000 pre-tax gain on this transaction in the first quarter of 1997. At March 18, 1997 the Company owned approximately 14.7% of the equity of American Information and the shares which the Company is entitled to purchase under the option represented approximately 9.0% of the equity of American Information. The Company accounts for its investment using the cost method. If the equity method had been applied Dignity Partners would have recorded a loss associated with the investment in the first quarter of 1997 of $279,000 which is equivalent to the Company's pro rata share on an as if converted basis in American Information's first quarter loss.

6.       Long Term Notes Payable
--       -----------------------

         The Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") issued by DPFC initially provided for a maximum lending commitment of $50 million. As a result of an early amortization event in June 1996, the maximum lending commitment was reduced to the then outstanding principal amount ($45.5 million) and principal payments on the Securitized Notes began in July 1996. Principal and interest Payments on the Securitized Notes are payable solely from collections on pledged policies and deposited funds. The Securitized Notes are reported on the balance sheet as long term notes payable. The Securitized Notes bear a fixed interest rate of 9.17% per annum.

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Dignity Partners, Inc. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. To the extent that the book value of assets of DPFC become less than the outstanding balance of the Securitized Notes, generally accepted accounting principles nonetheless would require a loss to be recorded. Upon the retirement or maturity of the Securitized Notes, under generally accepted accounting principles the Company would recognize a gain equal to any such losses previously recognized. At March 31, 1997, the carrying value of the assets of DPFC were $43.5 million (consisting of $39.0 million in purchased life insurance policies, $4.2 million in restricted cash on deposit with a trustee for the benefit of the Noteholders and $250,000 in matured policies receivable).

         Dignity Partners is the servicer of the policies pledged under the indenture pursuant to which the Securitiezed Notes were issued and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

7.       Deferred Income Taxes
--       ----------------------

         Prior to September 30, 1996, the Company had provided for deferred income taxes related to income accrued on purchased life insurance policies. Because these policies had been sold, or were anticipated to be sold, at a loss, the Company determined that the deferred tax liability associated with these policies is not required. The Company has provided for miscellaneous state income tax liabilities expected to be incurred. For the year ended December 31, 1996, the Company had a deferred tax asset resulting primarily from tax net operating loss carryforwards. A valuation allowance was established to reduce the amount of the gross deferred tax asset to that amount deemed more likely than not to be utilized.

         In the quarter ended March 31, 1997, the Company's provision for income taxes was offset by a reduction in the valuation allowance previously established. The valuation allowance has been reduced to reflect that portion of the deferred tax asset which will more likely than not be utilized based on anticipated earnings for the year ending December 31, 1997.

8.       Common Stock
--       -------------

         Changes in stockholders' equity during the first three months of 1997 reflected the following:


             Stockholders' equity, beginning of period         $ 20,142,265
                   Net income                                     1,095,200
                   Treasury stock                                  (337,313)
                                                                -------------
             Stockholders' equity, end of period               $ 20,900,152
                                                               ==============


         In October 1996, the Board of Directors of the Company approved a share repurchase program pursuant to which the Company is authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. Through March 31, 1997, the Company had purchased 273,500 shares of Common Stock pursuant to the program at a weighted average price of $2.66 per share. See also
Note 10b.

         The Company will implement the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. Statement 128 simplifies the previous standards for computing earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, which applies to the Company.

9.       Earned Discounts
--       -----------------

         Earned discounts on life insurance policies reflects the amount of accretion recorded in the first quarter of 1996. As a result of the decision to sell all or substantially all of the Company's assets any income is recorded as earned discounts for matured policies only and recorded upon receipt of proceeds of policies (pursuant to the death of the insured). Earned discounts for matured policies reflects the first quarter income in 1997 on policies on which the Company collected the proceeds (pursuant to the death of the insured).

10.      Events Subsequent to the Balance Sheet Date
--       --------------------------------------------

         a. Portfolio Sales

         During the second quarter of 1997, the Company expects to collect all proceeds on the remaining eight policies under the sale agreement dated September 27, 1996 and the one remaining policy under the sale agreement dated January 16, 1997, each described in Note 3. The estimated pre-tax gain under these agreements in the second quarter of 1997 is $18,000. The Company also expects to collect during the second quarter of 1997 all proceeds on the remaining 32 policies under the sale agreement dated February 10, 1997 and the remaining 30 policies under the sale agreement dated March 24, 1997, each described in Note 3. The estimated pre-tax gain under these agreements in the second quarter of 1997 is $430,000 and $190,000, respectively. Actual gains may vary materially from estimated gains based on, among other things, the actual timing of the transfer of ownership of the policies and actual versus estimated proceeds.

         b. Share Repurchase

         In the month of April 1997, the Company purchased 365,000 shares of its common stock pursuant to its previously authorized share repurchase program at a weighted average price of $2.59 per share. See Note 8.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       ------------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 1997 and of the results of operations for the Company for the three months ended March 31, 1997 and 1996, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the reclassification into "assets held for sale" of a substantial portion of the Company's assets in 1996 and related accounting consequences), the Company's results of operations and cash flows for the quarter ended March 31, 1997 are not comparable to those for the quarter ended March 31, 1996.

Overview
--------

         Dignity Partners is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, the Company's wholly-owned special purpose subsidiary through which the Company issued the Securitized Notes. See the Form 10-K and Notes 4 and 6 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding DPFC.

Cessation of Viatical Settlement Business; Sale of Assets
---------------------------------------------------------

        The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) from, a life insurance policy.

         On July 16, 1996 the Company announced that, in light of the data regarding new treatments involving combinations of various drugs presented at the International AIDS Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), the Company was temporarily ceasing processing new applications for policies insuring individuals afflicted with AIDS and HIV while it further analyzed the effects of such research results on its business and its strategic options. See the Form 10-K for further information regarding the AIDS Conference.

         The Company decided in the third quarter of 1996 to sell all or substantially all of its assets. As a result of such decision, the Company reclassified all of its assets (other than the policies held by DPFC) to a "held-for-sale" category during the third quarter of 1996. Accordingly, such assets are accounted for at the lower of carrying value or fair value less cost to sell.

         The Company sought and received on December 1996 stockholder approval to sell all or substantially all of its assets.

         Based on the Company's evaluation of the effects of the research results reported at the AIDS Conference and subsequent reports and other information, the Board of Directors in February 1997 approved the cessation of the viatical settlement business and the sale by the Company of its non-AIDS policies, consisting of approximately 31 policies with a face value of $2.9 million. If the Company is successful in selling such policies, the only remaining policies will be those held by DPFC.

        Through March 31, 1997 the Company had sold or entered into agreements to sell 373 policies, representing $29.2 million in aggregate face value, for an aggregate purchase price of $19.5 million. As a result of these sales, the Company reported a pre-tax loss of $180,000 in 1996 and a pre-tax gain of $871,000 in the first quarter of 1997 (see "Results of Operations -- Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996 -- Net gain on assets sold") and expects to report a pre-tax gain of $638,000 in the second quarter of 1997.

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

         As a result of the Company's decision to sell all or substantially all of its assets, the Company established a reserve in 1996 for loss on sale of assets. The Company also established a reserve for loss of the Company's equity interest in DPFC during 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequent reports of the efficacy of new treatments for AIDS/HIV. As of March 31, 1997, such reserves were $1.1 million and $5.3 million, respectively. In addition, beginning in the third quarter of 1996, the Company began generally recognizing income on policies only upon receipt of proceeds on policies (either pursuant to sale or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies or any reserve for loss of the Company's equity interest in DPFC. See the Form 10-K and Note 4 and 6 of the Condensed Notes to Consolidated Financial Statements for further information regarding the reserve for loss on sale of assets.

Certain Accounting Implications for DPFC
----------------------------------------

         Under generally accepted accounting principles, to the extent that the carrying value of the assets of DPFC are less than the carrying value of its liabilities, the Company would be required to recognize a loss equal to the amount of such difference, notwithstanding the non-recourse nature of the Securitized Notes. At March 31, 1997, the carrying value of the assets of DPFC were $43.5 million (consisting of purchased life insurance policies, restricted cash and a portion of matured policies receivable) and its liabilities were $39.1 million (consisting of long term notes payable, i.e. the Securitized Notes).

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

         In light of the foregoing, the Company believes that it is possible that the Company may, in the future under generally accepted accounting principles, be required to recognize a further loss to the extent that the carrying value of the assets of DPFC is less than its liabilities. However, when the Securitized Notes are finally discharged or mature, the Company under generally accepted accounting principles would recognize a gain in an amount equal to the aggregate amount of any such losses recognized. The Securitized Notes represent the obligations solely of DPFC. The company did not guarantee repayment of the Securitiezed Notes and is not required to fund any principal or interest deficiencies thereunder.

Share Repurchase Program
-------------------------

         In October 1996, the Board of Directors of the Company approved a share repurchase program pursuant to which the Company is authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. Through April 30, 1997, 638,500 shares had been repurchased pursuant to the program at a weighted average price of $2.62 per share.


Results of Operations
---------------------

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

         Earned Discounts. The Company currently recognizes earned discount only upon receipt of proceeds on policies (pursuant to the death of the insured). Consequently, the Company did not recognize any earned discounts on life insurance policies during the first quarter of 1997, but instead recognized $184,000 of earned discounts on matured policies for such period. Such income is equal to the difference between the proceeds the Company received on the policies (less any back end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies. See "Method of Accounting."

         In the first quarter of 1996 the Company recognized earned discount on each purchased policy by accruing, over the Accrual Period, the difference between (a) the face value of the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. Earned discounts on life insurance policies was $1.8 million for the quarter ended March 31, 1996. See "Method of Accounting."

         The Company purchased only three policies (outstanding commitments as of December 31, 1996) with an aggregate face value of $145,000 during the quarter ended March 31, 1997 compared to the purchase of 148 policies with an aggregate face value of $13.0 million during the quarter ended March 31, 1996. See "Cessation of Viatical Settlement Business; Sales of Assets."

         Interest Income. Interest income increased 18.7% in the first quarter of 1997 compared to the first quarter of 1996 as a result of the investment of the proceeds from the sale of policies in short term securities and marketable securities. Interest income generated in the first quarter of 1996 was essentially the result of the investment of the initial public offering proceeds in the second half of the quarter.

         Gain on sale of convertible preferred shares. In the first quarter of 1997 the Company recognized a $700,000 gain on the sale of a portion of its investment in American Information Company, Inc. On March 18, 1997 the Company converted 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of American Information and sold such shares to an unaffiliated third party for $1.83 million. The carrying value of such shares was $1.1 million. See Note 5 of the Condensed Notes to Consolidated Financial Statements.

         Net gain on assets sold. During the first quarter of 1997, the Company collected the sales proceeds on 188 policies. See Note 3 of the Condensed Notes to Consolidated Financial Statements. The total net gain recorded in the first quarter of 1997 in connection with these sales was $871,000. The realized gain was calculated based on the difference between the sale proceeds and the carrying value after giving effect to the reserve for loss on sale of assets.

         Other Income. Components of other income include collections on policies of dividends, interest, paid-up cash values, increases in face value of matured policies and refunds of premiums on matured policies. Other income decreased 76.1% during the first quarter of 1997 compared to the first quarter of 1996 due to the sale of policies and a decrease in the number of matured policies. A $50,000 increase in face value on one policy was also recorded during the first quarter of 1996.

         Interest Expense. Interest expense in the first quarter of 1997 decreased 6.9% relative to the first quarter of 1996 due mainly to the repayment of the Company's revolving credit facility in the second half of 1996. Average borrowings under the Securitized Notes were $40.7 million in the first three months of 1997 compared to $40.1 million in the first three months of 1996.
The interest rate on the Securitized Notes was 9.17% in both periods.

         Compensation and Benefits. Compensation and benefits decreased 15.3% in the first quarter of 1997 compared to the first quarter of 1996. This was due to the reduction in staff from 20 to 15 with the cessation of application processing of new policies.

         Other General and Administrative Expenses. Other general and administrative expenses increased 156.7% in the first quarter of 1997 over the first quarter of 1996. The increase is primarily a result of a $250,000 legal reserve in the first quarter of 1997 in connection with federal and state class action lawsuits filed against the Company and its officers and directors. This amount represents the retention limit under the Company's insurance coverage. The first three months of 1997 also includes a $150,000 aggregate increase in expenses for general legal and professional fees to support the activities of a public company and the analysis of strategic options.

         Income Tax Expense. In the first quarter of 1997 the Company did not record an income tax expense on the income statement because the deferred tax asset of $3,225,130 was available to offset any tax liability. The Company adjusted its deferred tax asset, liability and related allowance to reflect the tax effect on the earnings for the quarter ended March 31, 1997.

         Net loss in wholly owned financing subsidiary charged to reserve for equity interest. At December 31, 1996 the reserve to reflect the estimated loss of the Company's entire equity interest in DPFC was $6.5 million. In the first quarter of 1997, the DPFC net loss of $934,693 was included in the Company's net loss before income taxes and net loss in wholly owned financing subsidiary charged to reserve for equity interest. This loss was charged against the reserve for equity interest in wholly owned financing subsidiary.


Liquidity and Capital Resources
--------------------------------

         The Company does not currently have an external funding source. The Securitized Notes do not provide funds with which to fund operations. At March 31, 1997, cash and cash equivalents was $14.2 million. The Company is analyzing its current and future needs for financing, which will be dependent on its strategic direction. There can be no assurance that the Company will be successful in obtaining external financing on satisfactory terms assuming it determines it needs additional funds. However, the Company at present anticipates having sufficient liquidity to meet its working capital and operational needs through 1997, using the cash generated by the sale of policies (See Notes 3 and 10a of Condensed Notes to Consolidated Financial Statements) and by the partial sale of the convertible preferred shares of American Information (See Note 5 of Condensed Notes to Consolidated Financial Statements). Such needs may change significantly depending on strategic options.

         As of March 31, 1997, the outstanding principal amount of the Securitized Notes was $39.1 million. Principal repayments on the Securitized Notes began in July 1996. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal and interest obligations.





Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis Of Financial Condition and Results of Operations" relating to (i) expected gains to be reported in the second quarter of 1997 on policies subject to sales agreements (see the last paragraph under "Cessation of Viatical Settlements Business; Sale of Assets"), (ii) expectations regarding whether and the time at which the carrying value of the assets of DPFC will be less than the carrying value of its liabilities (see "Certain Accounting Implications for DPFC"), and (iii) sufficiency of the Company's liquidity and capital resources (see "Liquidity and Capital Resources"). Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the amount and timing of actual collections of sales proceeds, (ii) the amount and timing of actual collections of DPFC policies following the death of the insured, (iii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, and (iv) availability and cost of capital.

PART II.  OTHER INFORMATION
---------------------------



Item 1.  Legal Proceedings
---------------------------

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and The Echelon Group of Companies LLC (the Company's largest stockholder) by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The Company and each of the defendants intend to defend the action vigorously.



Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------


       (a)   Exhibits.

         Number          Description
         ------          ------------

          27             Financial Data Schedule



       (b)   Reports on Form 8-K.

         Date    Item Reported    Matter Reported
         ----    -------------    ----------------

       12/19/96    5              A complaint was filed against Dignity
                                  Partners, Inc. and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of purchasers of the Company's common stock during the period February 14, 1996 to July
                                  16, 1996.

                                   SIGNATURES
                                   -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DIGNITY  PARTNERS, INC.



DATED:  May 15, 1997                          /S/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN  B.  PERPER
                                              President
                                              (Duly Authorized Officer)




DATED:  May 15, 1997                          /S/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)