Form 10-Q
period 1997-06-30
DIGNITY PARTNERS INC
filed 1997-08-07
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997
                                            -----------------------

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission file number 0-27736


                         POINT WEST CAPITAL CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                  94-3165263
                    --------                                  ------------

         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

        1700 Montgomery Street, Suite 250
        ----------------------------------
        San Francisco, California                                94111
        -------------------------                                ------

    (Address of principal executive offices)                   (Zip Code)

                                 (415) 394-9467
                                 --------------
              (Registrant's telephone number, including area code)


                             DIGNITY PARTNERS, INC.
                             ----------------------
                   (Former name, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At July 31, 1997, there were 3,253,324 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION
                         -------------------------------
                   (Formerly known as Dignity Partners, Inc.)
                   ------------------------------------------

                                      INDEX
                                      ------
                                                                     Page #
                                                                     -------

Part I
======

Item 1. Consolidated Financial Statements:

       Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996                            1

                Consolidated Statements of Operations for the
                    Three Months and Six Months Ended
                    June 30, 1997 and 1996                              2

                Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1997 and 1996             3


                Condensed Notes to Consolidated Financial Statements   4-9

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10-15


Part II

Item 1.  Legal Proceedings                                             16

Item 4.   Submission of Matters to a Vote of Security Holders         16-17

Item 6.  Exhibits and Reports on Form 8-K                              17


Signatures
----------                                                             18




                                      (i)

                         POINT WEST CAPITAL CORPORATION

                   (Formerly known as Dignity Partners, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996



                                                                                  June 30,             December 31,
                                 ASSETS                                             1997                   1996
                                                                             --------------------   --------------------


Cash and cash equivalents                                                  $          14,762,007  $           6,586,447
Restricted cash (note 6)                                                               4,130,519              4,625,663
Investment securities (fair value: $2,281,250) (note 2)                                2,275,551                      -
Matured policies receivable (note 6)                                                     577,702              1,181,513
Assets held for sale (note 3)                                                          1,258,451             11,520,103
Purchased life insurance policies (note 4)                                            37,915,436             41,246,239
Investment in convertible preferred shares (note 5)                                    1,678,478              3,000,000
Deferred financing costs, net of accumulated amortization of
           $498,836 and $381,690, respectively (note 4 and 6)                            569,764                681,910
Other assets                                                                             203,602                102,598
                                                                             --------------------   --------------------

           Total assets                                                    $          63,371,510  $          68,944,473
                                                                             ====================   ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                           $             188,268  $             190,894
Accounts payable                                                                         883,858                320,577
Accrued compensation payable                                                              99,971                186,390
Payable for policies purchased                                                                 -                427,553
Reserve for equity interest in wholly owned financing
           subsidiary (note 4)                                                         4,306,880              6,452,589
Long term notes payable  (note 6)                                                     38,900,690             41,218,205
Deferred income taxes  (note 7)                                                            6,000                  6,000
                                                                              -------------------   --------------------


           Total liabilities                                                          44,385,667             48,802,208

                                                                             --------------------   --------------------

Stockholders' equity:
           Common stock, $0.01 par value; 15,000,000 authorized shares,
                4,291,824 and 4,291,824 shares, respectively, issued,
                3,253,324 and 4,146,824 shares, respectively, outstanding                 42,918                 42,918
           Additional paid-in-capital                                                 29,496,720             29,496,720
           Retained earnings (deficit)                                                (7,679,763)            (9,007,373)
           Treasury stock, 1,038,500 and 145,000 shares,
                respectively (note 8)                                                 (2,874,032)              (390,000)
                                                                             --------------------   --------------------

           Total stockholders' equity                                                 18,985,843             20,142,265
                                                                             --------------------   --------------------

           Total liabilities and stockholders' equity                      $          63,371,510  $          68,944,473

                                                                             ====================   ====================

            See accompanying condensed notes to Consolidated financial statements


                         POINT WEST CAPITAL CORPORATION

                   (Formerly known as Dignity Partners, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 1997 and 1996



                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                           June 30,

                                                                    1997           1996               1997           1996
                                                                -------------  -------------      -------------  -------------


Income:
     Earned discounts on life insurance policies (note 9)                  -      1,884,431                  -      3,697,032
     Earned discounts on matured policies (note 9)                   101,691              -            285,977              -
     Interest income                                                 337,574        281,919            545,210        456,913
     Gain on sale of convertible preferred shares (note 5)                 -              -            699,665              -
     Net gain on assets sold (note 3)                                492,217              -          1,362,858              -
     Other                                                            38,681         35,924             69,875        166,650
                                                                -------------  -------------       -------------  -------------

           Total income                                              970,163      2,202,274          2,963,585      4,320,595

Expenses:
     Interest expense                                                885,789        967,185          1,824,259      1,974,938
     Compensation and benefits                                       283,825        305,618            554,108        624,653
     Other general and administrative expenses                       459,377        446,417          1,025,113        666,793
     Amortization                                                     58,720         91,773            117,146        179,566
     Depreciation                                                          -         10,018                  -         19,967
                                                                -------------  -------------      -------------  -------------
           Total expenses                                          1,687,711      1,821,011          3,520,626      3,465,917
                                                                -------------  -------------      -------------  -------------

           Income (loss) before income taxes and net loss in
              wholly owned financing subsidiary charged to
              reserve for equity interest                          (717,548)        381,263          (557,041)        854,678

Income tax expense (note 7)                                                -       (187,614)                -        (367,512)

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest (note 4)                         949,958              -          1,884,651              -

                                                                -------------  -------------     --------------  ---------------
           Net income                                         $      232,410 $      193,649     $    1,327,610 $      487,166
                                                                =============  =============      =============  =============


Net income per share (note 8)                                           0.06           0.05               0.34           0.13

Weighted average number of shares of common stock
     and common stock equivalents outstanding (note 8)             3,597,732      4,291,824          3,848,254      3,686,686




     See accompanying condensed notes to consolidated financial statements



                         POINT WEST CAPITAL CORPORATION

                   (Formerly known as Dignity Partners, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996


                                                                                       Six Months Ended
                                                                                           June 30,

                                                                                     1997                    1996
                                                                             ---------------------   ---------------------
Cash flows for operating activities:
    Net income                                                            $             1,327,610 $               487,166
    Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation and amortization                                                   117,146                 199,533
          Write-off of furniture and equipment                                                  -                 12,303
          Net gain on assets sold                                                     (1,362,858)                       -
          Gain on sale of convertible preferred shares                                  (699,665)                       -
          Earned discounts on policies                                                  (285,977)             (3,697,032)
          Purchase of life insurance policies                                           (915,272)            (19,072,306)
          Collections on matured life insurance policies                                4,215,074               8,730,316
          Increase in unearned income                                                           -                  86,588
          Increase in other assets                                                      (101,004)               (160,345)
          Increase in deferred taxes                                                            -                 367,512
          Decrease in accrued expenses                                                    (2,626)                (96,120)
          Increase (decrease) in accounts payable                                         563,281               (109,514)
          Decrease in IPO financing costs payable                                               -               (306,900)
          Decrease in payable to related party                                                  -             (1,482,170)
          Decrease in accrued compensation payable                                       (86,419)               (737,959)
          Decrease in reserve for equity interest in wholly
                    owned financing subsidiary                                        (1,884,651)                       -
                                                                             ---------------------   --------------------

                    Net cash provided by (used in) operating activities                   884,639            (15,778,928)
                                                                             ---------------------   --------------------

Cash flows from investing activities:
    Proceeds from sale of assets held for sale                                         11,856,688                       -
    Purchase of furniture and equipment                                                         -                 (6,776)
    Decrease (increase) in restricted cash                                                495,144               (807,396)
    Increase in marketable securities                                                 (2,275,551)             (4,107,502)
    Proceeds from sale of convertible preferred shares                                  2,021,187                       -
                                                                             ---------------------   ---------------------
                    Net cash provided by (used in) investing activities                12,097,468             (4,921,674)
                                                                             ---------------------   ---------------------

Cash flows from financing activities:
    Proceeds from long term notes payable                                                       -               6,375,000
    Principal payments on long term notes payable                                     (2,317,515)                       -
    Proceeds from other long term debt                                                         -                4,275,024
    Principal payments on other long term debt                                                  -             (3,609,521)
    Distribution to limited partners                                                            -               (783,313)
    Purchase of limited partners' interest in investment partnership                            -             (4,887,283)
    Principal payment on loan from stockholder                                                  -             (1,162,170)
    Proceeds from issuances of common stock                                                     -              25,273,968
    Purchase of treasury stock                                                        (2,484,032)                       -
    Increase in financing costs                                                           (5,000)                (88,000)
    Reimbursement of IPO financing costs                                                        -                 750,000
                                                                             ---------------------   --------------------

                    Net cash provided by (used in) financing activities               (4,806,547)              26,143,705
                                                                             ---------------------   ---------------------

                    Net increase in cash and cash equivalents                           8,175,560               5,443,103

Cash and cash equivalents, beginning of period                                          6,586,447               1,056,611
                                                                             ---------------------   ---------------------

Cash and cash equivalents, end of period                                  $            14,762,007 $             6,499,714
                                                                             =====================   =====================

Supplemental disclosure of cash flow information:

    State taxes paid                                                     $                 31,456 $                 5,693

                                                                             =====================   =====================

    Cash paid for interest                                                $             1,826,885 $             2,071,058




                                                                             =====================   =====================




See accompanying condensed notes to consolidated financial statements


                         POINT WEST CAPITAL CORPORATION
                         -------------------------------
                   (Formerly known as Dignity Partners, Inc.)
                   -------------------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------------------

1.   General Description
--   --------------------

     The unaudited consolidated financial statements of Point West Capital Corporation (formerly known as Dignity Partners, Inc.) and its consolidated entities ("Point West"or the "Company") as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not indicative of the results that may be expected for the entire 1997 fiscal year. The balance sheet as of December 31, 1996 has been derived from the audited financial statements of the Company. The statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K").

     Point West is a specialty financial services company. Until February 1997 the Company provided viatical settlements for terminally ill persons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cessation of Viatical Settlement Business; Sale of Assets."On June 3, 1997 the Company formed a limited partnership called Fourteen Hill Capital, L.P. ("Fourteen Hill Capital") and a wholly-owned limited liability company called Fourteen Hill Management, LLC ("Fourteen Hill Management"). Fourteen Hill Management is the general partner of Fourteen Hill Capital and, at present, Point West is the only limited partner. Fourteen Hill Capital has filed an application with the Small Business Administration to become a small business investment company. The Company also continues to analyze other strategic options and to explore its overall strategic direction.

2.       Investment Securities
--       ----------------------

     The Company classifies securities for which it has the positive intent and ability to hold to maturity as held-to-maturity securities. Such securities are reported at amortized cost. As of June 30, 1997 all investment securities were classified as held-to-maturity securities.

3.       Assets Held for Sale and Related Sale Agreements
--       -------------------------------------------------

     As a result of the Company's decision in 1996 to sell all or substantially all of its assets, it reclassified all assets owned as of such date, other than the assets of its wholly-owned special purpose subsidiary, Dignity Partners Funding Corp. I ("DPFC"), to a "held-for-sale" category. Accordingly, such assets are recorded on the balance sheet as of June 30, 1997 and December 31, 1996 at the lower of carrying value or fair value less estimated cost to sell. In connection with the decision to sell assets, during 1996 the Company established a reserve for loss on sale of assets. Assets held for sale consist of:

                         Assets Held for Sale
                         =====================



                                                           June 30, 1997          December 31, 1996
                                                           -------------          -----------------


      Capitalized costs                                    $ 1,547,549                 14,089,124
      Earned discounts on life insurance policies               59,977                    380,692
      Reserve for loss on sale                                 (349,075)               (2,949,713)
                                                           ---------------             ------------
      Assets held for sale                                   $ 1,258,451               11,520,103
                                                           ================            =============



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

     On September 27, 1996, the Company entered into an agreement with an unaffiliated viatical settlement company to sell 197 policies with an aggregate face value of $14.2 million for an aggregate consideration of approximately $8.7 million. The Company established a reserve in the third quarter of 1996 of $1,792,087 in connection with policies covered by the sale agreement. Through June 30, 1997, 186 policies with an aggregate face value of $13.5 million had been sold, of which 46 policies with an aggregate face value of $1.9 million were sold in the fourth quarter of 1996 (resulting in a realized gain of $120,000), 136 policies with an aggregate face value of $11.4 million were sold in the first quarter of 1997 (resulting in a realized gain of $426,000) and 4 policies with an aggregate face value of $175,000 were sold in the second quarter of 1997 (resulting in a realized loss of $5,000). Seven policies covered by the sale agreement were not sold because the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy and the Company collected the death benefit instead of selling those policies. As of June 30, 1997, the remaining four policies (with a face value of $245,000) were pending acknowledgment of transfer of ownership.

     On January 16, 1997 the Company entered into an agreement with an unaffiliated viatical settlement company to sell 18 policies with an aggregate face value of $1.0 million for approximately $710,000. Such policies were carried on the balance sheet at December 31, 1996 at approximately $590,000 after giving effect to the reserve for loss on sale of assets. In the first quarter of 1997, the Company completed the sale of 17 policies with an aggregate face value of $990,000 and realized a gain of $121,000 associated with these policies. As of June 30, 1997, the remaining policy with a face value of $25,000 was pending acknowledgment of transfer of ownership.

     On February 10, 1997 the Company entered into an agreement with an unaffiliated viatical settlement company to sell 67 policies with an aggregate face value of $4.5 million for approximately $3.0 million. Such policies were carried on the balance sheet at December 31, 1996 at approximately

$2.2 million after giving effect to the reserve for loss on sale of assets. Through June 30, 1997, 60 policies with an aggregate face value of $3.8 million had been sold, of which 35 policies with an aggregate face value of $1.7 million were sold in the first quarter of 1997 (resulting in a realized gain of $295,000) and 25 policies with an aggregate face value of $2.1 million were sold in the second quarter of 1997 (resulting in a realized gain of $343,000). As of June 30, 1997, the remaining 7 policies with a face value of $684,000 were pending acknowledgment of transfer of ownership.

     On March 24, 1997 the Company entered into an agreement with an unaffiliated viatical settlement company to sell 31 policies with a face value of $2.9 million for approximately $1.7 million. Such policies were carried on the balance sheet at March 31, 1997 at approximately $1.5 million after giving effect to the reserve for loss on sale of assets. In the second quarter of 1997, the Company completed the sale of 22 policies with an aggregate face value of $2.1 million and realized a gain of $133,000 associated with these policies. One policy covered by the sale agreement was not sold because the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy and the Company collected the death benefit instead of selling this policy. As of June 30, 1997, the remaining 8 policies with a face value of $861,000 were pending acknowledgment of transfer of ownership.

     The policies representing "assets held for sale" consist of the policies under the aforementioned sales agreements for which the Company is awaiting the acknowledgment of transfer of ownership by the applicable insurance company and the payment therefor by the applicable purchaser. The Company is experiencing delays or difficulties in transferring the ownership of certain policies and, if it is unsuccessful in transferring the ownership of such policies, due to contractual provisions in the related sales agreements the sales will not be consummated.

4.       Purchased Life Insurance Policies
--       ----------------------------------

     Effective July 1996, purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged under the indenture pursuant to which the Securitized Notes (as defined in Note 6) were issued, requires the consent of all of the holders of the Securitized Notes ("Noteholders") and the Company. The Company has discussed potential sales of DPFC policies with the Noteholders; however, the Company cannot determine whether the Noteholders and the Company will decide to sell such policies or whether such a sale is feasible. A reserve was recorded in the third quarter of 1996 to reflect the estimated loss of the Company's equity interest in DPFC. As of June 30, 1997 the reserve was $4.3 million. The reserve provides for the write-off of deferred financing costs and the unrealized residual value associated with DPFC.

5.       Investment In Convertible Preferred Shares
--       -------------------------------------------
     On November 4, 1996, the Company purchased 21,517,100 convertible preferred shares for $3.0 million (representing approximately 30% of the fully converted common equity interest) in American Information Company, Inc. ("American Information"), a privately held company which, among other things, provides information services to individuals owning or purchasing automobiles. The Company has an option, through September 1997, to purchase for approximately $1.1 million 8.2 million additional shares of common stock of American Information. On March 18, 1997, the Company, following conversion of 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of American Information, sold such shares (approximately 38% of the Company's 30% equity investment in American Information) to an unaffiliated third party for $1.83 million. The Company recognized a $700,000 pre-tax gain on this transaction in the first quarter of 1997. At June 30, 1997 the Company owned approximately 13.2% of the equity of American Information and the shares which the Company is entitled to purchase under the option represented approximately 8.0% of the equity of American Information. The Company accounts for its investment using the cost method. If the equity method had been applied Dignity Partners would have recorded a loss associated with the investment in the first half of 1997 of $490,000 which is equivalent to the Company's pro rata share on an as if converted basis in American Information's loss for the first half of 1997.

6.       Long Term Notes Payable
--       ------------------------

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

     The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West Capital Corporation. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. To the extent that the book value of assets of DPFC become less than the outstanding balance of the Securitized Notes, generally accepted accounting principles nonetheless would require a loss to be recorded. Upon the retirement or maturity of the Securitized Notes, under generally accepted accounting principles the Company would recognize a gain equal to any such losses previously recognized. At June 30, 1997, the carrying value of the assets of DPFC were $42.4 million (consisting of $37.9 million in purchased life insurance policies, $4.0 million in restricted cash on deposit with a trustee for the benefit of the Noteholders and $527,000 in matured policies receivable).

     Point West is the servicer of the policies pledged under the indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

7.       Deferred Income Taxes
--       ----------------------

     Prior to September 30, 1996, the Company had provided for deferred income taxes related to income accrued on purchased life insurance policies. Because these policies have been sold, or are anticipated to be sold, at a loss, the Company determined that the deferred tax liability associated with these policies is not required. The Company has provided for miscellaneous state income tax liabilities expected to be incurred. For the year ended December 31, 1996, the Company had a deferred tax asset resulting primarily from tax net operating loss carryforwards. A valuation allowance was established to reduce the amount of the gross deferred tax asset to that amount deemed more likely than not to be utilized.

     In the first half of 1997, the Company's provision for income taxes was offset by a reduction in the valuation allowance previously established. The valuation allowance has been reduced to reflect that portion of the deferred tax asset which will more likely than not be utilized based on anticipated earnings for the year ending December 31, 1997.

8.       Common Stock
--       ------------


         Changes in stockholders' equity during the first six months of 1997 reflected the following:


                     Stockholders' equity, beginning of period            $ 20,142,265
                          Net income                                         1,327,610
                          Treasury stock                                    (2,484,032)
                                                                          --------------

                     Stockholders' equity, end of period                  $ 18,985,843
                                                                          ---------------


     In October 1996, the Board of Directors of the Company approved a share repurchase program pursuant to which the Company was authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. In June 1997 such authority was increased to 1.04 million shares of Common Stock. In June 1997, the Company completed the share repurchase program, having repurchased an aggregate of 1.04 million shares at a weighted average price of $2.77 per share.

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128", which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. Statement 128 simplifies the previous standards for computing earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, which applies to the Company.

9.       Earned Discounts
--       -----------------
     Earned discounts on life insurance policies reflects the amount of accretion recorded in the first half of 1996. As a result of the decision to sell all or substantially all of the Company's assets, any income since the third quarter of 1996 have been recorded as earned discounts for matured policies only and recorded upon receipt of proceeds of policies (pursuant to the death of the insured). Earned discounts for matured policies reflects the income during the relevant period in 1997 on policies on which the Company collected the proceeds (pursuant to the death of the insured).


10.      Events Subsequent to the Balance Sheet Date
--       --------------------------------------------

         a. Name Change Amendment

     Since the Company no longer engages in the viatical settlement business, the Board of Directors determined that a change in the Company's name would be appropriate. The Company sought and received in June 1997 stockholder approval to amend the Company's certificate of incorporation to change its name from Dignity Partners, Inc. to Point West Capital Corporation. The name change was effective August 1, 1997.

         b. Litigation

     On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On July 18, 1997, the Court granted the defendants' motion to dismiss the complaint. However, the Court gave the plaintiffs permission to file an amended complaint. Such amended complaint will need to be filed by September 8, 1997 or such later date as the Court permits. The Company and each of the defendants intend to continue to defend the action vigorously.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       ------------------------------------

     The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 1997 and of the results of operations for the Company for the three and six months ended June 30, 1997 and 1996, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the reclassification into "assets held for sale" of a substantial portion of the Company's assets in 1996 and related accounting consequences), the Company's results of operations and cash flows for the three and six months ended June 30, 1997 are not comparable to those for the three and six months ended June 30, 1996.

Overview
---------

     Point West is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, the Company's wholly-owned special purpose subsidiary through which the Company issued the Securitized Notes. See the Form 10-K and Notes 4 and 6 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding DPFC.

     Until February 1997 the Company provided viatical settlements for terminally ill persons. See "Cessation of Viatical Settlement Business; Sale of Assets." On June 3, 1997 the Company formed a limited partnership called Fourteen Hill Capital, L.P. ("Fourteen Hill Capital") and a wholly-owned limited
liability   company  called  Fourteen  Hill  Management, LLC  ("Fourteen  Hill
Management"). Fourteen Hill Management is the general partner of Fourteen Hill Capital and, at present, Point West is the only limited partner. Fourteen Hill Capital has filed an application with the Small Business Administration to become a small business investment company. The Company also continues to analyze other strategic options and to explore its overall strategic direction.

Cessation of Viatical Settlement Business; Sale of Assets
----------------------------------------------------------
     The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) from, a life insurance policy.

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

     The Company sought and received in December 1996 stockholder approval to sell all or substantially all of its assets.

     Based on the Company's evaluation of the effects of the research results reported at the AIDS Conference and subsequent reports and other information, the Board of Directors in February 1997 approved the cessation of the viatical settlement business and the sale by the Company of its non-AIDS policies, consisting of approximately 31 policies with a face value of $2.9 million.

     Through June 30, 1997 the Company had sold or entered into agreements to sell 373 policies, representing $29.2 million in aggregate face value, for an aggregate purchase price of $19.5 million. As a result of these sales, the Company reported a pre-tax loss of $180,000 in 1996 and a pre-tax gain of $1.4 million in the first six months of 1997 (see "Results of Operations -- Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996 -- Net gain on assets sold"). Although the Company previously reported an expectation to report a $638,000 pre-tax gain for the three months ended June 30, 1997 ($1.5 million pre-tax gain for the six months ended June 30, 1997), the Company has experienced delays or difficulties in transferring the ownership of certain policies. The Company believes that policies with an aggregate face value ranging from $803,000 to $1.0 million are unlikely to be transferred and sold because of such difficulties. If the Company is unsuccessful in transferring the ownership on such policies, due to contractual provisions in the related sales agreements the sales will not be consummated. The Company believes, taking into consideration the policies for which the ownership is not likely to be transferred, that its pre-tax gain from the sale of policies in the third quarter of 1997 will likely range from $16,000 to $43,000 and that the Company will at the end of such quarter continue to own policies with a face value ranging from $803,000 to $1.0 million and a carrying value ranging from $410,000 to $536,000.

 Name Change Amendment
----------------------

     Since the Company no longer engages in the viatical settlement business, the Board of Directors determined that a change in the Company's name would be appropriate. The Company sought and received in June 1997 stockholder approval to amend the Company's certificate of incorporation to change its name from Dignity Partners, Inc. to Point West Capital Corporation. The name change was effective August 1, 1997.


Method of Accounting
---------------------

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

     As a result of the Company's decision to sell all or substantially all of its assets, the Company established a reserve in 1996 for loss on sale of assets. The Company also established a reserve for loss of the Company's equity interest in DPFC during 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequent reports of the efficacy of new treatments for AIDS/HIV. As of June 30, 1997, such reserves were $349,000 and $4.3 million, respectively. In addition, beginning in the third quarter of 1996, the Company began generally recognizing income on policies only upon receipt of proceeds on policies (either pursuant to sale or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies or any reserve for loss of the Company's equity interest in DPFC. See the Form 10-K and Note 4 and 6 of the Condensed Notes to Consolidated Financial Statements for further information regarding the reserve for loss on sale of assets.

Certain Accounting Implications for DPFC
-----------------------------------------

     Under generally accepted accounting principles, to the extent that the carrying value of the assets of DPFC are less than the carrying value of its liabilities, the Company would be required to recognize a loss equal to the amount of such difference, notwithstanding the non-recourse nature of the Securitized Notes. At June 30, 1997, the carrying value of the assets of DPFC were $42.4 million (consisting of purchased life insurance policies, restricted cash and a portion of matured policies receivable) and its liabilities were $38.9 million (consisting of long term notes payable, i.e. the Securitized Notes).

     Although the Securitized Notes had an expected life of 2.1 years when the aggregate maximum principal amount of the Securitized Notes was increased from $35 million to $50 million in September 1995, the Company does not believe that the Securitized Notes will be retired through collections by October 1997. The Company believes that, if the Securitized Notes are not retired by late 2001, the assets of DPFC will become less than its liabilities because the costs of carrying the Securitized Notes, including interest and servicing and trustee fees, will deplete collections available to repay principal. The Company reported in its Form 10-Q for the quarterly period ended March 31, 1997, that in the event that the collection experience for DPFC policies is substantially delayed, the assets of DPFC may become less than its liabilities before late 2001. Because of recent delays and variability in collections, the Company cannot predict at what point in time the assets of DPFC may become less than the liabilities.

     Additionally, if the collection experience for the DPFC policies is substantially delayed, the value of the assets of DPFC may erode further for some of the following reasons. First, a decision to discontinue paying premiums on some policies may be made because the present value of the expected death benefit on some policies may be less than expected future premiums to be paid on such policies. Second, the face value of certain policies (especially group term) may begin to decrease as the people whose lives are insured thereunder reach specified age levels (often 65). Finally, policies for which the insurance was continued under a disability provision may be uneconomical to convert given the insured's age and life expectancy if such insured person is no longer considered disabled. The Company cannot determine at present how many, if any, policies held by DPFC would be so affected.

     In light of the foregoing, the Company believes that it is possible that the Company may in the future under generally accepted accounting principles be required to recognize a further loss to the extent that the carrying value of the assets of DPFC is less than its liabilities. However, when the Securitized Notes are finally discharged or mature, the Company under generally accepted accounting principles would recognize a gain in an amount equal to the aggregate amount of any such losses recognized. The Securitized Notes represent the obligations solely of DPFC. The Company did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

Share Repurchase Program
------------------------

     In October 1996, the Board of Directors of the Company approved a share repurchase program pursuant to which the Company was authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. In June 1997 such authority was increased to 1.04 million shares of Common Stock. In June 1997, the Company completed the share repurchase program, having repurchased an aggregate of 1.04 million shares at a weighted average price of $2.77 per share.

Results of Operations
---------------------

Three and Six Months  Ended June 30, 1997  Compared to Three and Six Months
---------------------------------------------------------------------------
Ended June 30, 1996
-------------------

     Earned Discounts. The Company currently recognizes earned discount only upon receipt of proceeds on policies (pursuant to the death of the insured). Consequently, the Company did not recognize any earned discounts on life insurance policies during the first half of 1997, but instead recognized $102,000 and $286,000 of earned discounts on matured policies for the three and six months ended June 30, 1997, respectively. Such income is equal to the difference between the proceeds the Company received on the policies (less any back end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on sale of such policies. See "Method of Accounting."

     In the first half of 1996 the Company recognized earned discount on each purchased policy by accruing, over the Accrual Period, the difference between
(a)~the face value of the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b)~the carrying value of the policy. Earned discounts on life insurance policies was $1.9 million and $3.7 million for the three and six months ended June 30, 1996. See "Method of Accounting."

     The Company purchased only four policies (outstanding commitments as of December 31, 1996) with an aggregate face value of $155,000 during the first half of 1997 compared to the purchase of 342 policies with an aggregate face value of $24.9 million during the first half of 1996. See "Cessation of Viatical Settlement Business; Sales of Assets."

     Interest Income. Interest income increased 19.7% in the second quarter of 1997 over the second quarter of 1996 and 19.3% in the first half of 1997 over the first half of 1996 as a result of the investment of the proceeds from the sale of policies in short term securities and marketable securities. Interest income generated in the first half of 1996 was essentially the result of the investment of the initial public offering proceeds.

     Gain on sale of convertible preferred shares. In the first quarter of 1997 the Company recognized a $700,000 gain on the sale of a portion of its investment in American Information. In March 1997 the Company converted 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of American Information and sold such shares to an unaffiliated third party for $1.83 million. The carrying value of such shares was $1.1 million. See
Note 5 of the Condensed Notes to Consolidated Financial Statements.

     Net gain on assets sold. The Company collected the sales proceeds on 51 policies during the second quarter of 1997 and 239 policies during the first half of 1997. See Note 3 of the Condensed Notes to Consolidated Financial Statements. The total net gain recorded in the second quarter and first half of 1997 in connection with these sales was $492,000 and $1.4 million, respectively. The realized gain was calculated based on the difference between the sale proceeds and the carrying value after giving effect to the reserve for loss on sale of assets. See "Cessation of Viatical Settlement Business; Sale of Assets.

    Other Income. Components of other income include collections on policies of dividends, interest, paid-up cash values, increases in face value of matured policies, refunds of premiums on matured policies and capital gains on investments securities. Other income increased 7.7% in the second quarter of 1997 over the second quarter of 1996 due to gains on investment securities. Other income decreased 58.1% during the first half of 1997 compared to the first half of 1996 due to the sale of policies and a decrease in the number of matured policies. A $50,000 increase in face value on one policy was also recorded during the first quarter of 1996.

     Interest Expense. Interest expense decreased 8.4% in the second quarter of 1997 over the second quarter of 1996 and 7.6% in the first half of 1997 over the first half of 1996 due mainly to the repayment of the Company's revolving credit facility in the second half of 1996. Average borrowings under the Company's revolving credit facility was $0.7 million in the first half of 1996. Average borrowings under the Securitized Notes were $39.6 million in the first six months of 1997 compared to $42.6 million in the first six months of 1996. The interest rate on the Securitized Notes was 9.17% in both periods.

     Compensation and Benefits. Compensation and benefits decreased 7.1% in the second quarter of 1997 compared to the second quarter of 1996 and 11.3% in the first half of 1997 compared to the first half of 1996. This decrease was due mainly to the reduction in staff from 25 to 14 with the cessation of application processing of new policies. Partially offsetting the staff reduction was the increase in compensation and benefits for remaining employees (including executive officers) in early 1997.

     Other General and Administrative Expenses. Other general and administrative expenses increased 2.9% in the second quarter of 1997 compared to the second quarter of 1996 and 53.7% in the first half of 1997 compared to the first half of 1996. The increase in the first half of 1997 is primarily the result of a $357,000 legal reserve recorded in the first half of 1997 in connection with federal and state class action lawsuits filed against the Company and its officers and directors. The first six months of 1997 also includes a $150,000 aggregate increase in expenses for professional fees to support the analysis of strategic options.

     Income Tax Expense. In the first half of 1997 the Company did not record an income tax expense on the income statement because the deferred tax asset of $3,225,130 was available to offset any tax liability. The Company adjusted its deferred tax asset, liability and related allowance to reflect the tax effect on the earnings for the six months ended June 30, 1997.

     Net loss in wholly owned financing subsidiary charged to reserve for equity interest. At December 31, 1996 the reserve to reflect the estimated loss of the Company's entire equity interest in DPFC was $6.5 million. The DPFC net loss of 950,000 and $1.9 million recorded in the three and six months ended June 30, 1997, respectively, was included in the Company' net loss before income taxes and net loss in wholly owned financing subsidiary charged to reserve for equity interest. This loss was charged against the reserve for equity interest in wholly owned financing subsidiary.


Liquidity and Capital Resources
-------------------------------

     The Company does not currently have an external funding source. The Securitized Notes do not provide funds with which to fund operations. At June 30, 1997, cash and cash equivalents was $14.8 million and investment securities was $2.3 million. The Company is analyzing its current and future needs for financing, which will be dependent on its strategic direction. There can be no assurance that the Company will be successful in obtaining external financing on satisfactory terms assuming it determines it needs additional funds. However, the Company at present anticipates having sufficient liquidity to meet its working capital and operational needs through 1997, using current cash and cash equivalents and investment securities and any additional cash generated by the sale of policies. Such needs may change significantly depending on strategic options selected.

     As of June 30, 1997, the outstanding principal amount of the Securitized Notes was $38.9 million. Principal repayments on the Securitized Notes began in July 1996. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal and interest obligations.

Forward Looking Statements
--------------------------

     This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis Of Financial Condition and Results of Operations" relating to (i) expected gains to be reported in the third quarter of 1997 on policies subject to sales agreements and expected face and carrying values of policies expected to be owned by the Company at September 30, 1997 (see the last paragraph under "Cessation of Viatical Settlements Business; Sale of Assets"), (ii) expectations regarding whether and the time at which the carrying value of the assets of DPFC will be less than the carrying value of its liabilities (see "Certain Accounting Implications for DPFC"), and (iii) sufficiency of the Company's liquidity and capital resources (see "Liquidity and Capital Resources"). Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the ability of the Company to transfer ownership of policies; (ii) the amount and timing of actual collections of sales proceeds, (iii) the amount and timing of actual collections of DPFC policies following the death of the insured, (iv) the results of the Company's consideration of strategic options and any costs associated with a chosen option, and (v) availability and cost of capital.

PART II.  OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings
--------------------------

          On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court" (Docket No. C96-4558) against Dignity Partners, Inc. and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On July 18, 1997, the Court granted the defendants' motion to dismiss the complaint. However, the Court gave the plaintiffs permission to file an amended complaint. Such amended complaint will need to be filed by September 8, 1997 or such later date as the Court permits. The Company and each of the defendants intend to continue to defend the action vigorously.


          On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco(Docket No. 984643)against Dignity Partners, Inc., and each of its executive officers and New Echelon by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The Company and each of the defendants intend to defend the action vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          On June 9, 1997, the Company held an Annual Meeting of its stockholders. The election of two directors and the name change amendment as set forth in the proxy statements were presented.
          Alan B. Perper and Paul A. Volberding were re-elected to the Board of Directors for terms expiring in 2000. The voting tallies were:

          Director                         Votes  For          Votes Withheld
          --------                         ----------          ---------------

          Alan B. Perper                   2,608,172             17,800
          Paul A. Volberding               2,608,172             17,800

          The other directors whose term of office continued after the meeting are: John Ward Rotter (term expiring in 1998), Bradley N. Rotter (term expiring in 1999) and Stephen T. Bow (term expiring in 1999).

          The name change amendment was also approved. The Company' new name, effective August 1, 1997, is Point West Capital Corporation. The voting tallies were:

                                                                        Broker
                               Votes For  Votes Against Votes Abstain  Non-Votes
                               ---------  ------------- -------------  ---------

          Name Change Amendment 2,609,622    16,350           0           0


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

       (a)   Exhibits.

           Number          Description
           -------         -----------

              3 Composite of Second Amended and Restated Certificate of Incorporation, as amended through August 1, 1997

             10 Amendment No. 3 to the Indenture, dated as of February 1, 1995 among the Company, as Servicer, DPFC as Issuer and Bankers Trust Company as Indenture Trustee

             27            Financial Data Schedule

       (b)   Reports on Form 8-K.


            Date    Item Reported   Matter Reported
            ----    -------------   ---------------

           5/5/97    5              The Company issued a press release regarding
                                    its results of operations for the first
                                    quarter of 1997.

           6/9/97    5              The Company issued a press release
                                    announcing completion of stock repurchase program, re-election of two directors, name change and NASDAQ trading symbol change.

           6/27/97   5              The Company issued a press release
                                    announcing the effective date of the name change and NASDAQ trading symbol change.

                              SIGNATURES
                              ===========

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      POINT WEST CAPITAL CORPORATION
                                      (Formerly known as Dignity Partners, Inc.)





DATED:  August 7, 1997                /S/ ALAN B. PERPER
                                     --------------------------------------
                                      ALAN  B.  PERPER
                                      President
                                      (Duly Authorized Officer)



DATED:  August 7, 1997                /S/ JOHN WARD ROTTER
                                      --------------------------------------
                                      JOHN WARD ROTTER
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)