Form 10-Q
period 1997-09-30
POINT WEST CAPITAL CORP
filed 1997-11-13
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ----------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     September 30, 1997
                                                --------------------------------

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission file number 0-27736


                         POINT WEST CAPITAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           94-3165263
                  --------                           ----------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification Number)

        1700 Montgomery Street, Suite 250
        ---------------------------------
           San Francisco, California                       94111
           -------------------------                       -------
        (Address of principal executive offices)          (Zip Code)

                                 (415) 394-9467
                                 --------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At October 31, 1997, there were 3,253,324 shares of the registrant's Common Stock outstanding.

21




                     POINT WEST CAPITAL CORPORATION
                     ------------------------------

                                 INDEX
                                 -----
                                                                    Page #
Part I                                                              ------
------

Item 1. Consolidated Financial Statements:

         Consolidated Balance Sheets
            September 30, 1997 and December 31, 1996                  1

         Consolidated Statements of Operations for the
            Three Months and Nine Months Ended
            September 30, 1997 and 1996                               2

         Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1997 and 1996             3

         Condensed Notes to Consolidated Financial Statements        4-11

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   12-19


Part II
-------
Item 1.  Legal Proceedings                                            20

Item 2.  Change in Securities and Use of Proceeds                     20

Item 6.  Exhibits and Reports on Form 8-K                            20-21


Signatures                                                            21
----------





                                       (i)

                                           CONSOLIDATED BALANCE SHEETS
                                     September 30, 1997 and December 31, 1996




                                                                                September 30,          December 31,
                                 ASSETS                                             1997                   1996
                                                                             --------------------   --------------------


Cash and cash equivalents                                                  $          14,126,590  $           6,586,447
Restricted cash (note 6)                                                               4,120,847              4,625,663
Investment securities (note 2)
           Held-to-maturity                                                            2,477,500                     --
           Available-for-sale                                                          1,614,530                     --
Matured policies receivable (note 6)                                                     146,000              1,181,513
Assets held for sale (note 3)                                                            170,921             11,520,103
Purchased life insurance policies (note 4)                                            37,415,435             41,246,239
Investment in convertible preferred shares (note 5)                                    1,658,478              3,000,000
Deferred financing costs, net of accumulated amortization of
           $559,228 and $381,690, respectively (note 4 and 6)                            584,964                681,910
Other assets                                                                             139,890                102,598
                                                                             --------------------   --------------------


           Total assets                                                    $          62,455,155  $          68,944,473
                                                                             ====================   ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                           $             194,277  $             190,894
Accounts payable                                                                         470,225                320,577
Accrued compensation payable                                                             134,000                186,390
Payable for policies purchased                                                                --                427,553
Reserve for equity interest in wholly owned financing
           subsidiary (note 4)                                                         3,363,936              6,452,589
Long term notes payable  (note 6)                                                     38,804,107             41,218,205
Deferred income taxes  (note 7)                                                          264,097                  6,000
                                                                             --------------------   --------------------


           Total                                                                      43,230,642             48,802,208
           liabilities
                                                                             --------------------   --------------------

Minority interest (note 1)                                                                   112                     --
                                                                             --------------------   --------------------

Stockholders' equity:
           Common  stock,  $0.01  par  value;   15,000,000   authorized  shares,
                4,291,824 and 4,291,824 shares, respectively, issued
                3,253,324 and 4,146,824 shares, respectively, outstanding                 42,918                 42,918
           Additional paid-in-capital                                                 29,496,720             29,496,720
           Net unrealized investment gains (note 2 and 8)                                356,421                     --
                                          -
           Retained deficit                                                          (7,797,626)            (9,007,373)
           Treasury stock, 1,038,500 and 145,000 shares,
                respectively (note 8)                                                (2,874,032)              (390,000)
                                                                             --------------------   --------------------

           Total stockholders' equity                                                 19,224,401             20,142,265
                                                                             --------------------   --------------------

           Total liabilities and stockholders' equity                      $          62,455,155  $          68,944,473
                                                                             ====================   ====================

See accompanying condensed notes to consolidated financial statements.


                         POINT WEST CAPITAL CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 1997 and 1996

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                       September 30,
                                                                      1997            1996               1997             1996

                                                                  --------------  --------------     --------------   -------------
Income:
     Earned discounts on life insurance policies (note 9)       $            -- $            --    $            --  $     3,697,032
     Earned discounts on prior maturities (note 9)                           --         802,471                 --          802,471
     Earned discounts on matured policies (note 9)                       91,473         355,519            377,450          355,519
     Interest income                                                    338,191         181,670            883,401          638,583
     Net gain (loss) on sale of convertible
           preferred shares (note 5)                                   (20,000)              --            679,665               --
     Net gain (loss) on assets sold (note 3)                             98,128       (299,718)          1,460,986        (299,718)
     Other                                                               18,168         115,078             88,043          281,728

                                                                      --------------  --------------    --------------   ---------
           Total income                                                 525,960       1,155,020          3,489,545        5,475,615

Expenses:
     Interest expense                                                   896,771       1,065,486          2,721,030        3,040,424
     Compensation and benefits                                          289,244         318,976            843,352          943,629
     Other general and administrative expenses                           12,123         231,244          1,037,236          898,037
     Amortization                                                        60,392         211,786            177,538          391,352
     Depreciation                                                            --              --                 --           19,967
     Provision for loss on assets held for sale (note 3)                328,236       3,314,498            328,236        3,314,498
     Loss on investment in wholly owned financing
           subsidiary (note 4)                                               --       6,940,189                 --        6,940,189
                                                                  --------------  --------------     --------------   -------------
           Total expenses                                             1,586,766      12,082,179          5,107,392       15,548,096
                                                                  --------------  --------------     --------------   -------------

           Loss before income taxes and net loss in
              wholly owned financing subsidiary charged
              to reserve for equity interest                        (1,060,806)    (10,927,159)        (1,617,847)     (10,072,481)

Income tax expense (note 7)                                                  --         893,223                 --          525,711

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest (note 4)                            942,943              --          2,827,594               --

                                                                  --------------  --------------     --------------   -------------
           Net income (loss)                                    $     (117,863) $  (10,033,936)    $     1,209,747  $   (9,546,770)
                                                                  ==============  ==============     ==============   =============


Net income (loss) per share (note 8)                                     (0.04)          (2.34)               0.33           (2.49)

Weighted average number of shares of common stock
     and common stock equivalents outstanding (note 8)                3,324,449       4,291,824          3,671,700        3,838,548


See accompanying condensed notes to consolidated financial statements.

                                             POINT WEST CAPITAL CORPORATION


                                         CONSOLIDATED  STATEMENTS  OF CASH FLOWS
                                               For the Nine Months Ended
                                              September 30, 1997 and 1996


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    1997                    1996
                                                                             --------------------    --------------------

Cash flows for operating activities:
    Net income (loss)                                                     $            1,209,747 $           (9,546,770)
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
          Depreciation and amortization                                                  177,538                 411,319
          Write-off of furniture and equipment                                                --                  12,303
          Net gain on assets sold                                                    (1,460,986)                      --
          Net gain on sale of convertible preferred shares                             (679,665)                      --
          Provisions for loss on sale of assets                                          328,236               3,614,217
          Valuation provision for purchased life insurance policies                           --               6,940,189
          Earned discounts on policies                                                 (377,450)             (4,855,023)
          Purchase of life insurance policies                                          (966,275)            (23,914,937)
          Collections on matured life insurance policies                               5,317,170              13,478,494
          Increase in unearned income                                                         --               (715,883)
          Increase in other assets                                                      (37,292)                (53,205)
          Decrease in deferred taxes                                                          --               (525,711)
          Increase (decrease) in accrued expenses                                          3,383               (121,556)
          Increase (decrease) in accounts payable                                        149,648               (134,627)
          Decrease in IPO financing costs payable                                             --               (306,900)
          Decrease in payable to related party                                                --             (1,482,170)
          Decrease in accrued compensation payable                                      (52,390)               (684,948)
          Decrease in reserve for equity interest in wholly
                    owned financing subsidiary                                       (2,827,594)                      --
          Increase in minority interest                                                      100                      --

                                                                             --------------------    --------------------
                    Net cash provided by (used in) operating activities                  784,170            (17,885,208)
                                                                             --------------------    --------------------

Cash flows from investing activities:
    Proceeds from sale of assets held for sale                                        12,686,192               4,266,249
    Purchase of furniture and equipment                                                       --                 (6,776)
    Decrease (increase) in restricted cash                                               504,816               (193,799)
    Increase in investment securities                                                (3,477,500)             (2,090,871)
    Proceeds from sale of convertible preferred shares                                 2,021,187                      --
                                                                             --------------------    --------------------
                    Net cash provided by investing activities                         11,734,695               1,974,803
                                                                             --------------------    --------------------

Cash flows from financing activities:
    Proceeds from long term notes payable                                                     --               6,375,000
    Principal payments on long term notes payable                                    (2,414,098)             (3,083,919)
    Proceeds from other long term debt                                                        --               5,540,132
    Principal payments on other long term debt                                                --             (6,984,402)
    Distribution to limited partners                                                          --               (783,313)
    Purchase of limited partners' interest in investment partnership                          --             (5,081,184)
    Principal payment on loan from stockholder                                                --             (1,162,170)
    Proceeds from issuances of common stock                                                   --              25,273,968
    Purchase of treasury stock                                                       (2,484,032)                      --
    Increase in financing costs                                                         (80,592)                (88,000)
    Reimbursement of IPO financing costs                                                      --                 750,000
                                                                             --------------------    --------------------

                    Net cash provided by (used in) financing activities              (4,978,722)              20,756,112
                                                                             --------------------    --------------------

                    Net increase in cash and cash equivalents                          7,540,143               4,845,707

Cash and cash equivalents, beginning of period                                         6,586,447               1,056,611
                                                                             --------------------    --------------------

Cash and cash equivalents, end of period                                  $           14,126,590 $             5,902,318
                                                                             ====================    ====================


Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized gain (loss) on securities available for sale, net of taxes $              356,421 $                    --
                                                                             ====================    ====================
Supplemental disclosure of cash flow information:
    State taxes paid                                                      $               35,823 $                 6,066
                                                                             ====================    ====================
    Cash paid for interest                                                $            2,717,647 $             3,161,981

                                                                             ====================    ====================
See accompanying condensed notes to consolidated financial statements.

                                       3

                     POINT WEST CAPITAL CORPORATION
                     ------------------------------

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.       General Description
--       --------------------

         The unaudited consolidated financial statements of Point West Capital Corporation (formerly known as Dignity Partners, Inc.) and its consolidated entities ("Point West" or the "Company") as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet as of December 31, 1996 has been derived from the audited consolidated financial statements of the Company. The statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K").

         Point West is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Dignity Partners Funding Corp. I ("DPFC"), Fourteen Hill Management, LLC
("Fourteen Hill Management"), Fourteen Hill Capital, L.P. ("Fourteen Hill Capital") and Allegiance Capital, LLC ("Allegiance").

         Until February 1997 the Company provided viatical settlements for terminally ill persons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cessation of Viatical Settlement
Business; Sale of Assets." Subsequently, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through the formation and investment in other entities, including Fourteen Hill Management, Fourteen Hill Capital and Allegiance. The Company is currently evaluating other strategic business opportunities. Fourteen Hill Capital and Allegiance, whose planned business activities are described below, are indicative of the types of business opportunities the Company intends to pursue.

         The Company continues to service the policies held by its wholly-owned special purpose subsidiary, DPFC. See Notes 4 and 6.


         On June 3, 1997 the Company formed a limited partnership called Fourteen Hill Capital and a wholly-owned limited liability company called Fourteen Hill Management. Fourteen Hill Capital commenced operations in August 1997 by consummating two financings with unaffiliated entities in the aggregate principal amount of $1.25 million. Fourteen Hill Management is the general partner of Fourteen Hill Capital and owns 99.978% of the partnership interests. Point West is one of two limited partners of Fourteen Hill Capital and owns 0.02% of the partnership interests. Fourteen Hill Management has invested $5 million in initial capital in Fourteen Hill Capital. Fourteen Hill Capital received a license from the Small Business Administration (the "SBA") to become a small business investment company effective September 26, 1997. Minority interest on the balance sheet represents the interest in the assets of Fourteen Hill Capital of the one unaffiliated limited partner. At present, Fourteen Hill Capital does not have any outstanding debt from the SBA.

          On September 5, 1997 the Company formed a limited liability company called Allegiance to provide senior secured loans to funeral home and cemetery owners. Allegiance commenced operations on October 13, 1997 by issuing a commitment letter to make a senior secured loan to an unaffiliated entity for $2.1 million. Point West has a 51% equity interest and 95% voting control in Allegiance and will serve as the managing member of Allegiance. The President and Vice President of Marketing, each of whom Allegiance hired in September 1997, have the balance of such interests. Net profits of Allegiance for each calendar year will be allocated first to Point West in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall will be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West to the extent that in each year sufficient profits are available with no carry forward provided. See Note 10 for further information regarding Allegiance.

         Recent Accounting Developments

         During the middle of 1997 the FASB issued Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. FASB also issued Financial Accounting Standard No. 131, "Disclosure About Segments of An Enterprise and Related Information." SFAS 131 is effective with the year-end 1998 financial statements. Management believes that the adoption of these standards will not have a material impact on the Company's financial statements.

2.       Investment Securities
--       ---------------------

         In compliance with the Statement of Financial Accounting Standards No. 115 (FAS No. 115), "Accounting for Certain Instruments in Debt and Equity Securities," the Company classifies marketable debt and equities into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses included in stockholders' equity. Any realized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported in interest income and other income as recognized.

         The amortized costs and estimated fair value of investment securities as of September 30, 1997 are as follows:


                                                          Gross Unrealized       Gross
                                            Amortized            Gain           Unrealized
                                              Cost                                Loss         Fair Value


          Held-to-maturity
            Corporate bonds                  $2,227,500         $  62,500      $ (625)          $2,289,375
            Other corporate debt             $  250,000         $      --      $    --          $   250,000
                                             -----------        ------------   -------------   -----------
          Total held-to-maturity             $2,477,500         $  62,500      $ (625)          $2,539,375

          Available-for-sale
            Common stock                     $   903,181        $   355,153    $    --          $1,258,334
            Warrants                         $    96,819        $   259,377    $    --          $   356,196
                                            ------------        -----------   -------------     -----------
          Total available-for-sale           $ 1,000,000        $   614,530    $    --          $1,614,530


         The Company classifies debt securities for which it has the positive intent and ability to hold to maturity as held-to-maturity. All investments in bond and debt securities classified as held-to-maturity at September 30, 1997 have maturity dates ranging from one to five years. Warrants classified as available-for-sale also have expiration dates ranging from one to five years.

         Unrealized gains on available-for-sale securities (representing differences between cost and market of $615,000 less deferred taxes of $258,000 and minority interest of $12) were credited to a separate component of stockholders' equity called "Net Unrealized Investment Gains."

3.       Assets Held for Sale and Related Sale Agreements
--       ------------------------------------------------

         As a  result  of  the  Company's  decision  in  1996  to  sell  all  or substantially all of its assets, it reclassified all assets owned as of such date, other than the assets of DPFC, to a "held-for-sale" category. Accordingly, such assets are recorded on the balance sheet as of September 30, 1997 and December 31, 1996 at the lower of carrying value or fair value less estimated cost to sell. In connection with the decision to sell assets, the Company established a reserve for loss on sale of assets in September 1996 and reevaluates such reserve each quarter. During the third quarter of 1997, the Company recorded an additional reserve in the amount of $328,000 as a result of difficulties encountered with insurance companies as described below in transferring the ownership of policies remaining unsold. Assets held for sale consist of:

                              Assets Held for Sale
                              ====================

                                                        September 30, 1997        December 31, 1996
                                                        ------------------        -----------------

      Capitalized costs on life insurance policies         $ 593,947                  14,089,124
      Earned discounts on life insurance policies              3,000                     380,692
      Reserve for loss on sale                              (426,026)                 (2,949,713)
                                                           ------------------         --------------
      Assets held for sale                                 $ 170,921                  11,520,103
                                                           =================          ==============



         The calculation of reserve for loss on sale was calculated based on the life expectancy of the insured under each policy in relation to prices obtained by the Company in connection with other sales, management's estimate of the current saleability of such policy, the type of policy (e.g., term or whole life), the age of the insured and the premiums on such policy. Any gain or loss due to the difference between actual proceeds (less any back end sourcing fees) and the carrying value after giving effect to the reserve for loss on sale of assets will be reported as a realized gain or loss on assets sold at the time sale proceeds are received.

         On September 27, 1996 the Company entered into an agreement with an unaffiliated viatical settlement company to sell 197 policies with an aggregate face value of $14.2 million for an aggregate consideration of approximately $8.7 million. Such policies, which were not sold in 1996, were carried on the balance sheet at December 31, 1996 at approximately $6.9 million after giving effect to the reserve for loss on sale of assets. The Company established a reserve in the third quarter of 1996 of $1,792,087 in connection with policies covered by the sale agreement. Through September 30, 1997, 187 policies with an aggregate face value of $13.6 million had been sold, of which 46 policies with an aggregate face value of $1.9 million were sold in the fourth quarter of 1996 (resulting in a realized gain of $120,000), 136 policies with an aggregate face value of $11.4 million were sold in the first quarter of 1997 (resulting in a realized gain of $426,000), 4 policies with an aggregate face value of $175,000 were sold in the second quarter of 1997 (resulting in a realized loss of $5,000) and 1 policy with an aggregate face value of $58,000 was sold in the third quarter of 1997 (resulting in no realized gain or loss). Seven policies covered by the sale agreement were not sold because the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy and the Company collected the death benefit instead of selling those policies. As of September 30, 1997, the remaining three policies (with a face value of $187,000) were pending acknowledgment of transfer of ownership.

         On January 16, 1997 the Company entered into an agreement with an unaffiliated viatical settlement company to sell 18 policies with an aggregate face value of $1.0 million for approximately $710,000. Such policies were carried on the balance sheet at December 31, 1996 at approximately $590,000 after giving effect to the reserve for loss on sale of assets. In the first quarter of 1997, the Company completed the sale of 17 policies with an aggregate face value of $990,000 and realized a gain of $121,000 associated with these policies. As of September 30, 1997, the remaining policy with a face value of $25,000 was pending acknowledgment of transfer of ownership.

          On February 10, 1997 the Company entered into an agreement with an unaffiliated viatical settlement company to sell 67 policies with an aggregate face value of $4.5 million for approximately $3.0 million. Such policies were carried on the balance sheet at December 31, 1996 at approximately $2.2 million after giving effect to the reserve for loss on sale of assets. Through September 30, 1997, 62 policies with an aggregate face value of $4.1 million had been sold, of which 35 policies with an aggregate face value of $1.7 million were sold in the first quarter of 1997 (resulting in a realized gain of $295,000), 25 policies with an aggregate face value of $2.1 million were sold in the second quarter of 1997 (resulting in a realized gain of $343,000) and 2 policies with an aggregate face value of $270,000 were sold in the third quarter of 1997 (resulting in a realized gain of $33,000). As of September 30, 1997, the remaining 5 policies with a face value of $414,000 were pending acknowledgment of transfer of ownership.

         On March 24, 1997 the Company entered into an agreement with an unaffiliated viatical settlement company to sell 31 policies with a face value of $2.9 million for approximately $1.7 million. Such policies were carried on the balance sheet at March 31, 1997 at approximately $1.5 million after giving effect to the reserve for loss on sale of assets. Through September 30, 1997, 23 policies with an aggregate face value of $2.3 million had been sold, of which 22 policies with an aggregate face value of $2.1 million were sold in the second quarter of 1997 (resulting in a realized gain of $133,000) and 1 policy with an aggregate face value of $213,000 was sold in the third quarter of 1997 (resulting in a realized loss of $5,950). Two policies covered by the sale agreement were not sold because the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy and the Company collected the death benefit instead of selling these policies. As of September 30, 1997, 4 policies with a face value of $247,000 were pending acknowledgment of transfer of ownership.

         The policies representing "assets held for sale" consist of the policies under the aforementioned sales agreements for which the Company is awaiting the acknowledgment of transfer of ownership by the applicable insurance company and the payment therefor by the applicable purchaser. The Company is experiencing delays or difficulties in transferring the ownership of certain policies, and believes that it will not be successful in transferring the ownership of such policies. In such event, due to contractual provisions in the related sales agreements the sales will not be consummated. However, the Company continues its efforts to sell such policies.

4.       Purchased Life Insurance Policies
--       ---------------------------------

         Effective July 1996, purchased life insurance policies consisted only of those policies held by DPFC. Any sale of policies held by DPFC, all of which are pledged under the indenture pursuant to which the Securitized Notes (as defined in Note 6) were issued, requires the consent of all of the holders of the Securitized Notes ("Noteholders") and the Company. The Company has discussed potential sales of DPFC policies with the Noteholders; however, the Company cannot determine whether the

Noteholders and the Company will decide to sell such policies or whether such a sale is feasible. A reserve was recorded in the third quarter of 1996 to reflect the estimated loss of the Company's equity interest in DPFC. As of September 30, 1997 the reserve was $3.4 million. The reserve provides for the write-off of deferred financing costs and the unrealized residual value associated with DPFC.

5.       Investment In Convertible Preferred Shares
--       ------------------------------------------

          On November 4, 1996, the Company purchased 21,517,100 convertible preferred shares for $3.0 million (representing approximately 30% of the fully converted common equity interest) in American Information Company, Inc. ("American Information"), a privately held company which, among other things, provides information services to individuals owning or purchasing automobiles. On March 18, 1997, the Company, following conversion of 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of American Information, sold such shares (approximately 38% of the Company's 30% equity investment in American Information) to an unaffiliated third party for $1.83 million. The Company recognized a $700,000 pre-tax gain on this transaction in the first quarter of 1997. The Company had an option that expired on October 26, 1997 to purchase for approximately $1.1 million 8.2 million additional shares of common stock of American Information. Since the Company did not exercise this option, a $20,000 pre-tax loss was recognized in the third quarter of 1997. At September 30, 1997 the Company owned approximately 13.2% of the equity of American Information. The Company accounts for its investment using the cost method. If the equity method had been applied Point West would have recorded a loss associated with the investment in the nine months ended September 30, 1997 of $722,000, which is equivalent to the Company's pro rata share on an as if converted basis in American Information's loss for the nine months ended September 30, 1997. At September 30, 1997 the Company held 12.0 million shares of American Information with a cost of $0.14 per share. The Company sold 8.2 million shares to an unaffiliated third party for $0.22 per share in the March 18, 1997 sale mentioned above. On the same date, American Information sold convertible preferred shares and warrants to such unaffiliated third party for $7.5 million. If such shares were converted and such warrants exercised they would represent approximately 25.8 million shares of common stock with a cost of $0.29 per share. In light of such sale by American Information, notwithstanding the extent of losses experienced by American Information, management of the Company does not believe that the investment is permanently impaired at September 30, 1997. However, management will continue to monitor the carrying value.

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

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West Capital Corporation. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. To the extent that the book value of assets of DPFC becomes less than the outstanding balance of the Securitized Notes, generally accepted accounting principles nonetheless would require a loss to be recorded. Upon the retirement or maturity of the Securitized Notes, under generally accepted accounting principles the Company would recognize a gain equal to any such losses previously recognized. At September 30, 1997, the carrying value of the assets of DPFC were $41.5 million (consisting of $37.4 million in purchased life insurance policies, $4.0 million in restricted cash on deposit with a trustee for the benefit of the Noteholders and $146,000 in matured policies receivable).

         Point West is the servicer of the policies pledged under the indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

7.       Deferred Income Taxes
--       ---------------------

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

         In the first nine months of 1997, the Company's provision for income taxes for Point West Capital Corporation and DPFC were offset by a reduction in the valuation allowance previously established. The valuation allowance has been reduced to reflect that portion of the deferred tax asset which will more likely than not be utilized based on anticipated earnings for the year ending December 31, 1997.

         A deferred tax liability has been recorded as of September 30, 1997 in connection with the unrealized investment gains in the third quarter of 1997. Using a combined state and federal tax rate of 42%, a deferred tax liability of $258,000 has been estimated on unrealized gains of $615,000. See Note 2.

8.       Common Stock
--       ------------

         Changes in stockholders' equity during the first nine months of 1997 reflected the following:

              Stockholders' equity, beginning of period           $ 20,142,265
                Net unrealized investment gains                        356,421
                Net income                                           1,209,747
                Treasury stock                                      (2,484,032)
                                                                    -----------
              Stockholders' equity, end of period                $  19,224,401




         Net unrealized investment gains represent the net increase in the Company's investment securities in common stock and warrants classified as available-for-sale and represent differences between cost and estimated market of $615,000 less deferred taxes of $258,000 and minority interest of $12.

         In October 1996, the Board of Directors of the Company approved a share repurchase program pursuant to which the Company was authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. In June 1997, such authority was increased to 1.04 million shares of Common Stock. In June 1997, the Company completed the share repurchase program, having repurchased an aggregate of 1.04 million shares at a weighted average price of $2.77 per share.

          The Company will implement the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. Statement 128 simplifies the previous standards for computing earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, which applies to the Company. For the three and nine months ended September 30, 1997 and 1996, the effect of applying this statement would not have been material.

9.       Earned Discounts
--       ----------------

         Earned discounts on life insurance policies reflect the amount of accretion recorded in the first half of 1996. With the decision to sell all or substantially all of the Company's assets, unearned income recorded on the balance sheet at June 30, 1996 relating to early maturities on or before June 30, 1996 has now been recorded as earned discounts on prior maturities. Any income since the third quarter of 1996 has been recorded as earned discounts on matured policies only and recorded upon receipt of proceeds of policies (pursuant to the death of the insured).

10.      Commitments
--       -----------

          Allegiance is a limited liability company formed on September 5, 1997 as a specialty finance company to operate a securitization-based loan program targeted to funeral home and cemetery owners.Allegiance commenced operations on October 13, 1997 by issuing a commitment letter to make a senior secured loan to an unaffiliated entity for $2.1 million. Point West has a 51% equity interest and 95% voting control in the new entity and will serve as the managing member of Allegiance. The President and Vice President of Marketing, each of whom Allegiance hired in September 1997, have the balance of such interests. The Company invested $50,000 at the formation of Allegiance and agreed from time to time thereafter, as needed, to contribute up to an additional $450,000 to be used as working capital. The Company has also agreed to provide approximately $1.5 million to support warehousing and equity components of the loans to be funded in connection with an initial securitization. At the Company's discretion, after the completion of an initial securitization, an additional commitment up to approximately $1.5 million may be made to support warehousing and equity components of a second securitization.

11.      Litigation
--       ----------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On July 18, 1997, the Court granted the defendants' motion to dismiss the complaint. However, the Court gave the plaintiffs permission to file an amended complaint. The plaintiffs filed an amended complaint on September 8, 1997 and on October 8, 1997 the Company and other defendants filed a motion to dismiss the complaint. A hearing on the motion to dismiss is scheduled for December 5, 1997. The Company and each of the defendants intend to continue to defend the action vigorously.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 1997 and of the results of operations for the Company for the three and nine months ended September 30, 1997 and 1996, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the reclassification into "assets held for sale" of a substantial portion of the Company's assets in 1996 and related accounting consequences), the Company's results of operations and cash flows for the three and nine months ended September 30, 1997 are not comparable to those for the three and nine months ended September 30, 1996.


Overview
--------

         Point West is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Dignity Partners Funding Corp. I ("DPFC"), Fourteen Hill Management, LLC
("Fourteen Hill Management"), Fourteen Hill Capital, L.P. ("Fourteen Hill Capital") and Allegiance Capital, LLC ("Allegiance"). See the Form 10-K and Notes 1, 4, 6 and 10 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

          Until February 1997 the Company provided viatical settlements for terminally ill persons. See "Cessation of Viatical Settlement Business; Sale of Assets." Subsequently, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through the formation and investment in other entities, including Fourteen Hill Management, Fourteen Hill Capital and Allegiance. The Company is currently evaluating other strategic business opportunities. Fourteen Hill Capital and Allegiance, whose planned business activities are described below, are indicative of the types of business opportunities the Company intends to pursue. See "Fourteen Hill Management," "Fourteen Hill Capital" and "Allegiance." However, no assurance can be given that the Company will be successful in becoming a broad-based specialty financial services company or that such company will be successful.


Fourteen Hill Management
------------------------

         Fourteen Hill Management, LLC is a wholly-owned limited liability company of Point West formed on June 3, 1997 solely for the purpose of serving as the general partner of one or more small business investment companies. Fourteen Hill Management is the sole general partner of Fourteen Hill Capital owning 99.978% of the partnership interests and has invested $5 million of initial capital in this partnership. Fourteen Hill Management receives a management fee for its services on behalf of Fourteen Hill Capital.


Fourteen Hill Capital
---------------------

         Fourteen Hill Capital, L.P. is a limited partnership formed on June 3, 1997 solely for the purpose of operating as a small business investment company
("SBIC").   Fourteen  Hill  Capital  commenced  operations  in  August  1997  by
consummating  two  financings  with  unaffiliated   entities  in  the
aggregate principal amount of $1.25 million. Point West is one of the two limited partners of Fourteen Hill Capital, with a 0.02% partnership interest. Fourteen Hill Capital received its SBIC license from the Small Business Administration effective September 26, 1997. Fourteen Hill Capital will provide debt and/or equity capital to small companies (i.e., companies with a net worth less than $18 million and average net income less than $6 million for the last two years). See Note 1 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding Fourteen Hill Capital.



Allegiance
----------

          Allegiance Capital, LLC is a limited liability company formed on September 5, 1997 as a specialty finance company to operate a securitization-based loan program targeted to the nation's funeral home and cemetery owners. Allegiance commenced operations on October 13, 1997 by issuing a commitment letter to make a senior secured loan to an unaffiliated entity for $2.1 million. Point West has a 51% equity interest and 95% voting control in Allegiance and will serve as the managing member of Allegiance. The President and Vice President of Marketing, each of whom Allegiance hired in September 1997, have the balance of such interests. Net profits of Allegiance for each calendar year will be allocated first to Point West in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall will be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West to the extent that in each year sufficient profits are available with no carry forward provided. See Note 10 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding Allegiance.


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

          Through September 30, 1997 the Company had sold or entered into agreements to sell 373 policies, representing $29.2 million in aggregate face value, for an aggregate purchase price of $19.5 million. As a result of these sales, the Company reported a pre-tax loss of $180,000 in 1996 and a pre-tax gain of $1.5 million in the first nine months of 1997 (see "Results of Operations -- Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996 -- Net Gain (Loss) on Assets Sold"). The Company has experienced delays or difficulties in transferring the ownership of certain policies. As of September 30, 1997 the Company retained ownership of 17 policies with an aggregate face value of $1.0 million that are the subject of sales agreements. The Company continues to pursue other options for the sale of these remaining policies, however, due to the limited market the Company has reevaluated the fair value of these policies and has therefore recorded in the third quarter of 1997 an additional reserve of $328,000 on the loss on sale of these assets. The fair value is based on management's best estimate in light of the limited market and in relation to current prices recorded by the Company in connection with alternative bids. As of September 30, 1997 the carrying value of the remaining policies was $171,000. See Note 3 of the Condensed Notes to Consolidated Financial Statements.

 Name Change Amendment
----------------------

         Since the Company no longer engages in the viatical settlement business, the Board of Directors determined that a change in the Company's name was appropriate. The Company sought and received in June 1997 stockholder approval to amend the Company's certificate of incorporation to change its name from Dignity Partners, Inc. to Point West Capital Corporation. The name change was effective August 1, 1997.


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

         As a result of the Company's decision to sell all or substantially all of its assets, the Company established a reserve in 1996 for loss on sale of assets. This reserve was reevaluated and increased in the third quarter of 1997. The Company also established a reserve for loss of the Company's equity interest in DPFC during 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequent reports of the efficacy of new treatments for AIDS/HIV. As of September 30, 1997, such reserves were $426,000 and $3.4 million, respectively. In addition, beginning in the third quarter of 1996, the Company began generally recognizing income on policies only upon receipt of proceeds on policies (either pursuant to sale or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies or any reserve for loss of the Company's equity interest in DPFC. See the Form 10-K and Notes 4 and 6 of the Condensed Notes to Consolidated Financial Statements for further information regarding the reserve for loss on sale of assets.

         In accordance with the Statement of Financial Accounting Standards No. 115 (FAS No. 115), "Accounting for Certain Instruments in Debt and Equity Securities," the Company classifies marketable debt and equities into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at estimated fair market value with unrealized gains and losses included in Stockholders' Equity. Any realized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported in interest income and other income as recognized. See Note 2 of the Condensed Notes to Consolidated Financial Statements.


Certain Accounting Implications for DPFC
----------------------------------------

         Under generally accepted accounting principles, to the extent that the carrying value of the assets of DPFC are less than the carrying value of its liabilities, the Company would be required to recognize a loss equal to the amount of such difference, notwithstanding the non-recourse nature of the Securitized Notes. At September 30, 1997, the carrying value of the assets of DPFC were $41.5 million (consisting of purchased life insurance policies, restricted cash and a portion of matured policies receivable) and its liabilities were $38.8 million (consisting of long term notes payable, i.e. the Securitized Notes).

         Although the Securitized Notes had an expected life of 2.1 years when the aggregate maximum principal amount of the Securitized Notes was increased from $35 million to $50 million in September 1995, the Securitized Notes were
not retired through  collections by October 1997.   The Company reported in its
Form 10-Q for the quarterly period ended March 31, 1997, that in the event that the collection experience for DPFC policies is substantially delayed, the assets of DPFC may become less than its liabilities before late 2001. Because of recent delays and variability in collections, the Company cannot predict at what point in time the assets of DPFC may become less than its liabilities.

         Additionally, if the collection experience for the DPFC policies is substantially delayed, the value of the assets of DPFC may erode further for some of the following reasons. First, a decision to discontinue paying premiums on some policies may be made. Second, the face value of certain policies (especially group term) may begin to decrease as the people whose lives are insured thereunder reach specified age levels (often 65). Finally, policies for which the insurance was continued under a disability provision may be uneconomical to convert given the insured's age and life expectancy if such insured person is no longer considered disabled. The Company cannot determine at present how many, if any, policies held by DPFC would be so affected.

         In light of the foregoing, the Company believes that it is possible that the Company may in the future under generally accepted accounting principles be required to recognize further losses to the extent that the carrying value of the assets of DPFC is less than its liabilities. However, when the Securitized Notes are finally discharged or mature, the Company under generally accepted accounting principles would recognize a gain in an amount equal to the aggregate amount of any such losses recognized. The

Securitized Notes represent the obligations solely of DPFC. The Company did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.


Share Repurchase Program
------------------------

         In October 1996, the Board of Directors of the Company approved a share repurchase program pursuant to which the Company was authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. In June 1997, such authority was increased to 1.04 million shares of Common Stock. In June 1997, the Company completed the share repurchase program, having repurchased an aggregate of 1.04 million shares at a weighted average price of $2.77 per share.


Results of Operations
---------------------

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months
-------------------------------------------------------------------------------
Ended September 30, 1996
-----------------------

         Earned Discounts.The Company currently recognizes earned discounts only upon receipt of proceeds on policies (pursuant to the death of the insured). Consequently, the Company did not recognize any earned discounts on life insurance policies during the first nine months of 1997, but instead recognized $91,500 and $377,000 of earned discounts on matured policies for the three and nine months ended September 30, 1997, respectively. Such income is equal to the difference between the proceeds the Company received on the policies (less any back end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on sale of such policies. See "Method of Accounting."

          In the first six months of 1996 the Company recognized earned discount on each purchased policy by accruing, over the Accrual Period, the difference between (a) the face value of the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. Earned discounts on life insurance policies was $3.7 million for the six months ended June 30, 1996. In the third quarter of 1996 the Company began recognizing earned discounts only upon receipt of proceeds on policies (pursuant to the death of the insured). The Company recognized $356,000 of earned discounts on matured policies in the three months ended September 30, 1996. In addition, the Company recognized $802,000 of earned discounts on prior maturities. Such earned discounts were carried on the balance sheet at June 30, 1996 as unearned income which related to policies for which the Company had collected the proceeds prior to the expected collection date. The Company will not have any earned discounts on prior maturities in any other period. See "Method of Accounting."

         The Company purchased only four policies (outstanding commitments as of December 31, 1996) with an aggregate face value of $155,000 during the first nine months of 1997 compared to the purchase of 460 policies with an aggregate face value of $31.9 million during the first nine months of 1996. See "Cessation of Viatical Settlement Business; Sales of Assets."

         Interest Income. Interest income increased 86.2% in the third quarter of 1997 over the third quarter of 1996 and 38.3% in the first nine months of 1997 over the first nine months of 1996 as a result of the investment of the proceeds from the sale of policies in short term securities and marketable securities. Interest income generated in the first nine months of 1996 was primarily the result of the investment of the Company's initial public offering proceeds.

         Gain on Sale of Convertible Preferred Shares. In the first quarter of 1997 the Company recognized a $700,000 gain on the sale of a portion of its investment in American Information. In March 1997 the Company converted 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of American Information and sold such shares to an unaffiliated third party for $1.8 million. The carrying value of such shares was $1.1 million. In addition, the Company had an option that expired on October 26, 1997 to purchase for approximately $1.1 million 8.2 million additional shares of common stock of American Information. Since the Company did not exercise this option, a $20,000 pre-tax loss was recognized in the third quarter of 1997. See Note 5 of the Condensed Notes to Consolidated Financial Statements.

         Net Gain (Loss) on Assets Sold. The Company collected the sales proceeds on 6 policies during the third quarter of 1997 and 245 policies during the first nine months of 1997. See Note 3 of the Condensed Notes to Consolidated Financial Statements. The total net gain recorded in the third quarter and first nine months of 1997 in connection with these sales was $98,000 and $1.5 million, respectively. The total net loss recorded in the third quarter and first nine months of 1996 was $300,000 in both periods as a result of the sale on August 2, 1996 of 60 policies to an unaffiliated third party. The realized gain (loss) was calculated based on the difference between the sale proceeds and the carrying value after giving effect to the reserve for loss on sale of assets. See "Cessation of Viatical Settlement Business; Sale of Assets."

         Other Income. Components of other income include collections on policies of dividends, interest, paid-up cash values, increases in face value of matured policies, refunds of premiums on matured policies and realized capital gains on investments securities. Other income decreased 84.2% in the third quarter of 1997 over the third quarter of 1996 and 68.7% during the first nine months of 1997 compared to the first nine months of 1996 due primarily to a decrease in the number of matured policies. Other income was also relatively high in 1996 due to an $80,000 aggregate increase in face value on two policies which was recorded during the first nine months of 1996.

         Interest Expense. Interest expense decreased 15.8% in the third quarter of 1997 compared to the third quarter of 1996 and 10.5% in the first nine months of 1997 compared to the first nine months of 1996 due mainly to the repayment of indebtedness. There were no borrowings under the Company's revolving credit facility in the first nine months of 1997 compared to average borrowings of $1.1 million in the first nine months of 1996. The revolving credit facility was repaid and terminated in August 1996. Average borrowings under the Securitized Notes were $39.3 million in the first nine months of 1997 compared to $43.0 million in the first nine months of 1996. The interest rate on the Securitized Notes was 9.17% in all periods.

         Compensation and Benefits. Compensation and benefits decreased 9.3% in the third quarter of 1997 compared to the third quarter of 1996 and 10.6% in the first nine months of 1997 compared to the first nine months of 1996. This decrease was due mainly to the reduction in staff from 17 on September 30, 1996 to 12 on September 30, 1997 with the cessation of application processing of new policies. Partially offsetting the staff reduction was the increase in compensation and benefits for remaining employees (including executive officers) in 1997.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 94.8% in the third quarter of 1997 compared to the third quarter of 1996. This decrease is the result of the reduction of professional fees in the amount of $75,000 due to the expiration of a consulting contract and the reduction of estimated legal expenses based on actual cost incurred. Other general and administrative expenses increased 15.5% in the first nine months of 1997 compared to the first nine months of 1996. The increase in the first nine months of 1997 is primarily the result of a $361,000 legal reserve recorded in the first nine months of 1997 in connection with federal and state alleged class action lawsuits filed against the Company and its officers and directors.

        Amortization. Because the Company prepaid its revolving credit facility in August 1996, the Company incurred a charge in the third quarter of 1996 of $130,000 as a result of the Company's writing off the unamortized financing charges related to that facility. All periods include the amortization of deferred financing costs for DPFC.

        Provision for Loss on Assets Held for Sale. The Company recorded in the third quarter of 1996 a provision for loss on sale of assets totaling $3.3 million based on management's estimate of proceeds from the sale of policies. The provision equaled the difference between the carrying value of policies and those estimates. The estimates were based on the life expectancies of the insureds covered by the policies, the estimated sale period and the prices obtained by the Company in connection with other sales of policies. For the quarter ended September 30, 1997, the Company recorded an additional provision in the amount of $328,000 in connection with the remaining policies not yet sold, based on management's revised best estimate of proceeds from the sale of such policies.

        Loss on Investment in Wholly Owned Financing Subsidiary. A reserve was recorded in the third quarter of 1996 in the amount of $6.9 million to reflect the estimated loss of the Company's entire equity interest in DPFC. The Company had an initial capital investment in DPFC of $2.9 million and, through consolidation, an additional $3.3 million of increased equity attributable to the earnings of DPFC. This reserve includes the write-off of deferred financing costs in an amount equal to approximately $740,000. See "-- Certain Accounting Implications for DPFC."

         Income Tax Expense. In the first nine months of 1997 the Company did not record an income tax expense on the income statement because the deferred tax asset of $3,225,130 was available to offset any tax liability. The Company adjusted its deferred tax asset, liability and related allowance to reflect the tax effect on the earnings for the nine months ended September 30, 1997.

         Net loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. At December 31, 1996 the reserve to reflect the estimated loss of the Company's entire equity interest in DPFC was $6.5 million. The DPFC net loss of $943,000 and $2.8 million recorded in the three and nine months ended September 30, 1997, respectively, was included in the Company's net loss before income taxes and net loss in wholly owned financing subsidiary charged to reserve for equity interest. This loss was charged against the reserve for equity interest in wholly owned financing subsidiary.


Liquidity and Capital Resources
-------------------------------

          Other than debt that may be available to Fourteen Hill Capital through the SBIC program, the Company does not currently have an external funding source. The Securitized Notes do not provide funds with which to fund operations. At September 30, 1997, cash and cash equivalents was $14.1 million and investment securities was $4.1 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its strategic direction. There can be no assurance that the Company will be successful in obtaining external financing on satisfactory terms assuming it determines it needs additional funds. However, the Company at present anticipates having sufficient liquidity to meet its capital commitments and working capital and operational needs through the first half of 1998, using current cash and cash equivalents and investment securities and any additional cash generated by the sale of policies. Such needs may change significantly depending on strategic options selected. The Company has agreed to provide to Allegiance $500,000 of working capital and approximately $1.5 million to support warehousing and equity components of the loans to be funded in connection with an initial securitization. In addition, at the Company's discretion, after the completion of an initial securitization, an additional commitment up to approximately $1.5 million may be made to support warehousing and equity components of a second securitization. Allegiance is in the process of securing an external warehousing facility to support its loan activity prior to securitization. No assurance can be given that Allegiance will be successful in obtaining external financing on satisfactory terms. Allegiance issued a commitment letter to make a senior secured loan for $2.1 million to an unaffiliated entity on October 13, 1997.

         As of September 30, 1997, the outstanding principal amount of the Securitized Notes was $38.8 million. Principal repayments on the Securitized Notes began in July 1996. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal and interest obligations. See Notes 4 and 6 of the Condensed Notes to Consolidated Financial Statements.


Forward Looking Statements
--------------------------

          This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis Of Financial Condition and Results of Operations" relating to (i) face and carrying values of policies expected to continue to be owned by the Company, (ii) expectations regarding whether and the time at which the carrying value of the assets of DPFC will be less than the carrying value of its liabilities (see "Certain Accounting Implications for DPFC"), and (iii) sufficiency of the Company's liquidity and capital resources (see "Liquidity and Capital Resources"). Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the ability of the Company to transfer ownership of policies, (ii) the amount and timing of actual collections of DPFC policies following the death of the insured, (iii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, and (iv) availability and cost of capital.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On July 18, 1997, the Court granted the defendants' motion to dismiss the complaint. However, the Court gave the plaintiffs permission to file an amended complaint. The plaintiffs filed an amended complaint on September 8, 1997 and on October 8, 1997 the Company and the other defendants filed a motion to dismiss. A hearing on the motion to dismiss is scheduled for December 5, 1997. The Company and each of the defendants intend to continue to defend the action vigorously.

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

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         Effective August 1, 1997, the Company's Second Amended and Restated Certificate of Incorporation was amended to change the Company's name to Point West Capital Corporation from Dignity Partners, Inc.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)  Exhibits.

         Number          Description
         -----           ------------

         10.1            Limited Liability Company Agreement of Allegiance
                         Capital, LLC

         10.2            Fourteen Hill Capital, L.P. Agreement of Limited
                         Partnership

         10.3 Fourteen Hill Management, LLC Operating Agreement by Point West Capital Corporation and Fourteen Hill Management, LLC as of June 9, 1997

         27              Financial Data Schedule

     (b)  Reports on Form 8-K.

        Date          Item Reported      Matter Reported
        ----          -------------      ---------------
        8/7/97              5            The Company issued a press release
                                         regarding its results of operations for
                                         the second quarter of 1997.




                               SIGNATURES
                               ==========

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                POINT WEST CAPITAL CORPORATION





DATED:  November 13, 1997                      /S/ ALAN B. PERPER
                                              -------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)


DATED:  November 13, 1997                      /S/ JOHN WARD ROTTER
                                               ------------------------------
                                               JOHN WARD ROTTER
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)