Form 10-Q/A
period 1997-09-30
POINT WEST CAPITAL CORP
filed 1997-11-14
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                    ----------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

          None.

                               SIGNATURES
                               ==========

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                POINT WEST CAPITAL CORPORATION





DATED:  November 14, 1997                      /S/ ALAN B. PERPER
                                              -------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)


DATED:  November 14, 1997                      /S/ JOHN WARD ROTTER
                                               ------------------------------
                                               JOHN WARD ROTTER
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)