Form 10-K
period 1997-12-31
POINT WEST CAPITAL CORP
filed 1998-03-27
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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


         1700 Montgomery Street, Suite 250
         ---------------------------------
         San Francisco, California                        94111
         -------------------------                        ------
         (Address of principal executive offices)        (Zip Code)

                                 (415) 394-9467
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
        ----------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:
           ----------------------------------------------------------

                        Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate  market value of the  registrant's  common stock,  $.01 par value,
held  by   non-affiliates  of  the  registrant  as  of  February  28,  1998  was approximately $5,833,600.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 28, 1998 was 3,253,324.

                      Documents Incorporated by Reference:
                      -----------------------------------
The registrant's proxy statement (to be filed) related to its 1998 annual meeting of stockholders is incorporated by reference in Part III hereof.

                         POINT WEST CAPITAL CORPORATION

                             Form 10-K Annual Report
                   For the Fiscal Year Ended December 31, 1997

                                Table of Contents



PART I                                                                                          Page
     Item 1.  Business................................................................            1
     Item 2.  Properties..............................................................            8
     Item 3.  Legal Proceedings.......................................................            9
     Item 4.  Submission of Matters to a Vote of Security Holders.....................            9
 .

PART II
     Item 5.  Market for the Registrant's Common Equity and Related Stock Matters ....            10
     Item 6.  Selected Financial Data.................................................            11
     Item 7.  Management's Discussion and Analysis of Financial Condition and.........
              Results of Operations...................................................            12
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk .............            23
     Item 8.  Financial Statements and Supplementary Data.............................            23
     Item 9.  Changes in and Disagreements with Accountants on Accounting.............
               and Financial Disclosure...............................................            23


PART III
     Item  10.Directors and Executive Officers of the Registrant......................            45
     Item  11.Executive Compensation..................................................            45
     Item  12.Security Ownership of Certain Beneficial Owners and Management .........            45
     Item  13.Certain Relationships and Related Transactions..........................            45
 .

PART IV
     Item  14.Exhibits, Financial Statement Schedules and Reports on Form 8-K ........            45

Signatures............................................................................            49


Unless indicated otherwise, all information contained herein gives effect to the Reorganization and the Reverse Stock Split (each as defined herein). Unless the context otherwise requires, all references to "Point West" refer to Point West Capital Corporation (formerly known as Dignity Partners, Inc.) and all references to the "Company" refer to Point West Capital Corporation and its consolidated entities.


                                     PART I
                                     ------

ITEM 1--BUSINESS
----------------

General
-------

         The Company is a specialty financial services company. Until February 1997, the Company provided viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and the right to receive the face value of, a life insurance policy. In connection with a viatical settlement, the policyholder assigned his or her policy to the Company, which became the holder, owner or certificate holder of the policy and the beneficiary thereunder with the right to receive from the insurance company the face value payable under the policy following the death of the insured. The amount paid by the Company for a policy was determined by the Company based on various factors, including the Company's estimate of the life expectancy of the insured and the estimated premiums payable by the Company under the policy over the expected life of the insured and certain other costs of the viatical settlement. Through December 31, 1997, the Company purchased 1,531 policies with an aggregate face value of $114.1 million, of which $42.6 million had been collected on 626 policies upon the death of the insured. In addition, through December 31, 1997, the Company had received proceeds of $19.2 million on 348 policies sold to third parties pursuant to sale agreements (representing $28.4 million in aggregate face value). In excess of 95% of the Company's purchases involved policies insuring the lives of individuals diagnosed with HIV and AIDS. See "Asset Sales; Viatical Settlement Business."

         In February 1997, Point West's Board of Directors (the "Board") decided to cease the Company's viatical settlement business. The Board's decision resulted from (i) accounts of research results reported at the International AIDS Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), (ii) the Board's beliefs regarding increased risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV or AIDS, (iii) accounts of subsequent research results which appeared to confirm the reports from the AIDS Conference, and (iv) a determination by the Board that it was not viable for the Company to continue to operate a viatical settlement business solely for non-AIDS policies. Also as a result of the accounts of research results reported at the International AIDS Conference, the Company decided in the third quarter of 1996 to sell all or substantially all of its assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Through December 31, 1997, the Company had entered into agreements to sell 373 policies with an aggregate face value of $29.2 million and had consummated the sale of all but 14 of such policies (having an aggregate face value of $937,000). The Company, through its wholly owned special purpose subsidiary, Dignity Partners Funding Corp. I ("DPFC"), continues to hold policies which are pledged as security for the Securitized Notes (defined herein). The Company continues to service the life insurance policies held by DPFC.

         Subsequent to February 1997, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through the formation and investment in other entities, including Fourteen Hill Management, LLC ("Fourteen Hill Management"), Fourteen Hill Capital, L.P. ("Fourteen Hill Capital"), Allegiance Capital, LLC ("Allegiance") and Allegiance Funding Corp. I. ("Allegiance Funding"). The Company continues to evaluate other strategic business opportunities. Fourteen Hill Capital and Allegiance, whose business activities are described below, are indicative of the types of business opportunities the Company intends to pursue.
                                       1

The Company
-----------

   General
   -------

         Point West was incorporated in Delaware as Dignity Partners, Inc. in September 1992 and commenced operations on January 2, 1993. Effective August 1, 1997, its name was changed to Point West Capital Corporation. The Company's principal executive offices are located at 1700 Montgomery Street, Suite 250, San Francisco, California 94111, and its telephone number is (415) 394-9469.

   DPFC
   ----

         DPFC is a wholly owned subsidiary of Point West formed for the limited purposes of issuing Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") and purchasing (with proceeds of the Securitized Notes) and holding beneficial ownership of the policies. Those policies are pledged as collateral for the Securitized Notes. DPFC is deemed a bankruptcy remote entity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Method of Consolidation" and " -- Liquidity and Capital Resources." DPFC has purchased 902 policies with an aggregate face value of $67.1 million and will not purchase any more policies. At December 31, 1997, DPFC owned 543 policies with an aggregate face value of $42.2 million.

   Fourteen Hill Management and Fourteen Hill Capital
   --------------------------------------------------

         On June 3, 1997, the Company formed Fourteen Hill Management and Fourteen Hill Capital. Fourteen Hill Management is a wholly owned limited liability company of Point West formed solely for the purpose of serving as the general partner of one or more small business investment companies ("SBIC"). Fourteen Hill Capital is a limited partnership formed solely for the purpose of operating as an SBIC. Fourteen Hill Capital received its SBIC license from the Small Business Administration ("SBA") effective September 26, 1997. Fourteen Hill Management is the sole general partner of Fourteen Hill Capital, and Point West is one of the two limited partners of Fourteen Hill Capital. Fourteen Hill Capital provides loans, debt and equity capital to small companies (i.e., generally companies with a net worth less than $18 million and average net income less than $6 million for the last two years). Fourteen Hill Capital commenced operations in August 1997 by providing a loan to one unaffiliated entity and providing equity capital to another unaffiliated entity in the aggregate amount of $1.25 million. Such transactions were the only ones outstanding at December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Method of Consolidation" and
Note 17 of Notes to Consolidated Financial Statements.

   Allegiance and Allegiance Funding
   ---------------------------------

         Allegiance is a limited liability company formed on September 5, 1997 as a specialty finance company to operate a securitization-based loan program targeted to the nation's funeral home and cemetery owners. Through December 31, 1997, Allegiance had funded one loan in the amount of $3.8 million. The only outstanding commitment at December 31, 1997 of $2.1 million was funded in January 1998. Point West provided the $5.9 million of capital for such loans. Point West has a 54% equity interest and 95% voting control in Allegiance and serves as its managing member. Allegiance owns 100% of Allegiance Funding, which is a special purpose corporation formed to facilitate the securitization of loans consummated by Allegiance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Method of Consolidation."

Asset Sales; Viatical Settlement Business
-----------------------------------------

   Introduction
   ------------

         In December 1996, the holders of the Company's Common Stock, $0.01 par value ("Common Stock"), authorized the Board to sell all or substantially all of the assets of the Company. The Board subsequently authorized the sale of all or substantially all of the Company's policies other than the sale of policies held by DPFC. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes, will require the consent of the Company and the holders of the Securitized Notes ("Noteholders"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Securitized Notes." The Company has discussed potential sales of DPFC policies with the Noteholders; however, the Company has not determined whether it will decide to sell such polices and cannot determine whether the Noteholders will consent to such a sale or whether such a sale is feasible.

   Terms of Sale Agreements
   ------------------------

         Through December 1997, the Company entered into several agreements to sell portions of its portfolio of policies. None of the purchasers is affiliated with the Company or any of its directors or officers. The sale agreements provided for the sale, upon the issuing insurance company's acknowledgment of transfer of ownership, of an aggregate of 373 policies having an aggregate face value of approximately $29.2 million for an aggregate purchase price of $19.5 million. The agreements contained cross indemnity provisions pursuant to which the Company and the purchaser agreed to indemnify each other against losses, liabilities or damages arising in connection with a claim under any policy or with any breach of any representation or warranty made by the breaching party in the agreement.

         Through December 31, 1997, the Company had collected an aggregate of $19.2 million in sales proceeds under the sale agreements. Eleven policies covered by sale agreements were not sold because the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy and the Company collected the death benefit instead of selling these policies. The Company experienced delays or difficulties in transferring the ownership of the remaining 14 policies and, due to contractual provisions in the related sales agreements, the sales of these policies were not consummated. However, the Company is continuing its attempt to sell these policies. Such policies (representing $937,000 in face amount) were carried on the balance sheet at December 31, 1997 at $129,000 after giving effect to the reserve for loss on assets held for sale.

   Viatical Settlement Business
   ----------------------------

     Until the Company ceased purchasing policies, the Company's viatical settlement business involved the following principal steps: (a) origination of policy purchases, (b) underwriting, which included evaluating the terms of a policy and, with the assistance of one or more independent physicians or other medical consultants, estimating the life expectancy of the insured, (c) closing the transaction, (d) monitoring the insured and the policy and (e) collecting the policy proceeds following the insured's death. The Company ceased purchasing policies in February 1997 and, therefore, monitoring and collection activities are the only steps that continue in servicing the policies.

         Monitoring
         ----------

                  Following the purchase of a life insurance policy, the insured is regularly monitored to obtain timely information concerning the insured so that proceeds may be collected as promptly as possible following the death of the insured. In addition, the Company monitors the policy to ensure it does not lapse because of a failure to timely pay premiums. Such premiums are paid by the Company unless a waiver is in place. Some protection against the failure to pay premiums is provided by statutory or policy provisions that require insurance companies to provide written notice before terminating a policy for failure to pay premiums. As owner of record of the policy, the Company generally receives such notice directly. Furthermore, the Company monitors the policy to ensure that premium waivers are renewed and that, when required, the policy is converted (e.g., from a group term policy to an individual whole life policy) in a timely manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Accounting Implications for DPFC." Collection

                  Once the Company learns of an insured's death, a request for a copy of the death certificate is filed in the appropriate governmental office. The Company then files the death certificate with the insurance company and requests payment of the policy proceeds. The Company monitors the collection status until it receives the face value of the policy.

Consideration of Strategic Options
----------------------------------

         In September 1996, the Company, in light of the uncertainties facing its viatical settlement business, engaged Jefferies & Company, Inc.
("Jefferies") to assist the Company in the evaluation of its strategic direction. As a result of the Company's evaluation and Jefferies' assistance, the Company is pursuing small business investments through Fourteen Hill Capital and loans to the nation's funeral home and cemetery owners through Allegiance. The Board continues to evaluate other strategic options, primarily financial services opportunities. There can be no assurance that any other feasible option will be found or that any option selected and pursued will be profitable.

Small Business Investments
--------------------------

     Overview
     --------

         Fourteen Hill Capital is licensed by the SBA as an SBIC. Fourteen Hill Capital will focus on creating a diversified portfolio of loans to and investments in later-stage growth and expansion companies. Such loans and investments will be structured in a variety of ways, including loans, debt investments such as subordinated debt with equity participation through warrants or conversion rights, and investments in preferred and common stock.

     Regulation
     ----------

         As an SBIC, Fourteen Hill Capital is required to make loans to or invest in qualified entities as defined by regulations promulgated by the SBA. Such entities are generally companies with a net worth less than $18 million and average net income less than $6 million for the last two years. Additionally, at least 20% of Fourteen Hill Capital's loans and investments must be made to entities with a net worth less than $6 million and average net income less than $2 million for the last two years.

         SBIC's are permitted to obtain funds from the SBA based upon the amount of regulatory capital defined in the SBA regulations. In the case of Fourteen Hill Capital, such regulatory capital was $5 million at December 31, 1997.

         Because Fourteen Hill Capital holds a debenture SBIC license, Fourteen Hill Capital may be permitted to borrow up to $10 million from the SBA. Any borrowings bear interest at the rate for ten year debentures issued by SBIC's and funded through public sales of certificates bearing the SBA's guarantee ("Debenture Rate"). Such interest is payable semi-annually. In addition, there is a leverage fee of 3% and a fee of 1% per annum on the outstanding amount of debt. Among other requirements, an SBIC with a debenture SBIC license must maintain proper diversification of its portfolio, which generally means that, in order to borrow funds from the SBA, no single investment may exceed 20% of the SBIC's regulatory capital. See "Management's Discussion and Analysis of

Financial   Condition  and  Results  of  Operations  --  Liquidity  and  Capital
Resources." At present, Fourteen Hill Capital has not obtained any borrowings from the SBA.

         SBIC's such as Fourteen Hill Capital are also limited with respect to the rates of interest they can charge on their loans and debt investments. The maximum rate of interest permitted at present for loans is the greater of (i) 19% and (ii) 1100 basis points over the Debenture Rate or weighted average cost of capital incurred (including SBA debt). The maximum rate of interest permitted at present for debt investments is the greater of (i) 14% and (ii) 600 basis points over the Debenture Rate or weighted average cost of capital incurred (including SBA debt).

         Fourteen Hill Capital may be subject to licensing requirements as a lender in jurisdictions in which it operates and is subject to usury and other similar laws in such jurisdictions.

     Origination & Investment Selection
     ----------------------------------

         Fourteen Hill Capital intends to focus on investing in later stage growth companies. The investments in which Fourteen Hill Capital intends to invest will typically range from $500,000 to $1 million. Fourteen Hill Capital's investments in small businesses are made with the intent of having the loans repaid and liquidating the equity portion of the investments after five years. Although Fourteen Hill Capital expects to dispose of an investment after five years, situations may arise in which it may hold equity securities for a different period of time.

         Fourteen Hill Capital seeks to lend to or invest in well-managed, growing, public or private companies that seek capital to finance a variety of activities including new product development, expansion into new markets, increasing production capacity or the acquisition of complementary businesses.

         Fourteen Hill Capital considers a number of criteria in making loan and investment decisions. Although the criteria below may not be applied in every instance and their importance may vary depending on the relevant circumstances, the following characteristics generally are sought when evaluating a potential borrower or investment: (i) highly skilled management with the capability to organize resources, develop products and exploit market opportunities, (ii) superior growth and the presence of a clearly defined marketing strategy which addresses the conditions of the market, the needs of the customers and established competitive practices exhibited in the relevant industry, (iii) strong demonstrable cash flows, both historical and projected, or other security, (iv) access to additional capital from the existing shareholders and
(v) the existence of a reasonable exit strategy. Fourteen Hill Capital will employ third party experts where appropriate to assess the market opportunity or operational capabilities of the potential investee.

         Fourteen Hill Capital locates potential SBIC investments through contacts Point West's executive officers (the "Executive Officers") have with investment bankers, lenders, venture capitalists, leveraged buyout sponsor groups and other SBIC's. Fourteen Hill Capital uses analysts that review informational packages in order to identify potential investments. After identifying investments that meet Fourteen Hill Capital's investment criteria, the analyst conducts a more thorough investigation and analysis of the applicant ("Due Diligence"). The Due Diligence process often includes on-site visits, review of historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, background checks and research on the applicant's product, service or particular industry.

         Fourteen Hill Capital has a committee (the "Investment Committee") that consists of Bradley N. Rotter, Alan B. Perper and John Ward Rotter, the Executive Officers. All loan and investment decisions are presented to the Investment Committee for their approval prior to commitment.

     Monitoring Investments
     ----------------------

         Portfolio loans and investments will have a designated individual who will be responsible for periodic contact and all initial troubleshooting. Additionally, this contact will carefully review operating results, cash flow, working capital and financial structure against budgets. Any divestiture, foreclosure or restructuring must be approved by the Investment Committee.

     Competition
     -----------

         Fourteen Hill Capital's principal competitors include financial institutions, venture capital firms and other non-traditional lenders. Many of these entities have greater financial and managerial resources than Fourteen Hill Capital. The Company believes that many of these entities do not have an interest in the relatively small size of transactions which Fourteen Hill Capital targets. Additionally, the Company believes that Fourteen Hill Capital will be able to compete effectively with such entities primarily on the basis of the quality of its service, its reputation and the timely decision-making process it follows, and to a significantly lesser degree on the interest rates or other terms it offers on loans or investments to those seeking capital.

Loans to Funeral Homes and Cemeteries
-------------------------------------

     Overview
     --------

         Allegiance provides long-term debt to experienced owners of established funeral home and cemetery businesses on a senior secured basis at competitive rates. Allegiance Funding, a wholly owned subsidiary of Allegiance, was created to facilitate the potential funding and securitization of loans.

         The funeral home and cemetery businesses comprise what is frequently called the "death care" industry. Death care is a relatively stable and mature industry. This is partly due to the inevitable nature of mortality. In addition, most areas of the country are already served by one or more funeral homes and cemetery establishments and opportunities for expansion mostly consist of consolidation of existing establishments. Though subject to consolidation in recent years, the death care industry remains highly fragmented. The for-profit ownership base within the death care industry is split among private entities, primarily smaller family-owned businesses and a number of large public corporations, including Service Corp. International, Loewen Group and several others. A variety of factors, including turnover among the base of privately owned death care businesses and the recognition of the increasing value of these businesses, have combined to create demand for capital within the industry. These capital needs have been underserved by traditional lending sources.

         Allegiance generally will seek to finance funeral home and cemetery businesses which are well-established by virtue of years of service in the communities they serve. The Company believes that the heritage, reputation and attendant goodwill built up by these institutions provide superior collateral value.

     Marketing & Origination
     -----------------------

         Allegiance is targeting family-owned and other private owners of funeral home and cemetery establishments. It is expected that loans will be sourced by marketing representatives both directly through the solicitation of owners of funeral homes and cemetery businesses and indirectly through contacts with industry associations, professional groups, business advisors and others. Origination activities will be supported through print advertising in industry trade publications, newsletters and attendance at industry conferences.

         Loans are offered with fixed or adjustable interest rates, generally in minimum amounts of $500,000. Loan proceeds may be used by the borrower for a variety of purposes, including acquisition, debt refinancing and stockholder buyouts or distributions. Allegiance charges a loan arrangement fee payable at closing as well as application and commitment fees, which may be credited against the loan arrangement fee at closing. Contractual repayment terms require monthly payments sufficient to pay accrued interest and a portion of principal sufficient to amortize the loan balance over a long-term repayment schedule, currently 15 to 18 years.

         Allegiance obtains a senior, secured position with respect to the borrowers and business establishments it finances. As such, security for loans is generally provided through a mortgage (deed of trust) providing a first priority security interest in the real property (normally a fee interest but in certain instances a leasehold interest) associated with the borrower's business establishment(s); security agreement providing a first priority security interest in the related personal property, intangible assets and intellectual property; pledge agreement providing a first priority security interest in the borrower's stock (if a corporation); and personal guarantees of the borrower's principals.

     Underwriting
     ------------

         Loan commitments are made based on an in-depth qualitative and quantitative underwriting analysis. This analysis focuses on the applicant, its ownership and management, and the funeral home and/or cemetery establishments it owns and operates. The process begins with the collection of information concerning the borrower. Information collected from the borrower includes detailed information regarding ownership, business locations and characteristics, personnel, the real property and personal property used in connection with the business, the market environment in which the business operates, banking and trade references and historical financial statements and tax returns.

         The management review seeks to assess the quality, sufficiency and commitment of management, with an emphasis on the borrower's owners or managers ("key principals"). This assessment includes a review of the key principals' backgrounds, including education, professional experience, other business experience and other activities such as community involvement. Staffing levels of licensed and other professionals are reviewed to determine sufficiency given historic service volume and any projected increases. Allegiance requires that the funeral home and cemetery establishments financed by it, and the funeral directors and embalmers associated with such establishments, be fully licensed in compliance with applicable legal requirements.

         The business portion of the underwriting analysis includes a review of tangible aspects of the business such as property condition and appearance, and intangible factors affecting business value and economics, such as history, location and market demographics. Financial statements are analyzed internally to determine historic adjusted cash flow in light of the proposed loan amount and debt service burden. In addition, third-party consultants independently determine adjusted cash flow and assess business value. Business value of the subject business is assessed based primarily on its historic financial performance and secondarily on the real property and other assets of the business.
Assessments of business value are used to determine a loan-to-business value ratio.

          Prior to closing, any real property to be pledged as collateral undergoes an environmental review, utilizing third-party environmental service providers, which generally meets standards for due diligence developed to avoid lender liability.

          All loan decisions are presented to an investment committee comprised of the Executive Officers and the president of Allegiance for their approval prior to commitment. Allegiance relies on outside legal counsel to prepare loan documents and close loans.

     Servicing
     ---------

         It is anticipated that Point West will perform certain basic loan servicing functions related to loans made by Allegiance. These functions may include sending monthly billing statements and other notices, tracking and posting loan payments, directing the transfer of loan payments to the appropriate accounts and maintaining loan files.

         In addition to the functions performed by Point West, Allegiance performs loan portfolio surveillance functions in order to monitor credit quality. Borrowers provide certain information periodically, including quarterly and annual financial statements as well as supplemental business activity information. Allegiance utilizes this information collected from borrowers to periodically monitor covenant compliance and the credit quality of the borrowers' underlying businesses. As a senior secured lender, in the event of default, Allegiance is in a relatively strong position to control any disposition of the businesses it finances. However, the monitoring process is intended to help borrowers identify and address problems to avoid defaults.

     Competition
     -----------

         Allegiance faces competition from alternative providers of capital, including primarily financial institutions, the financial services industry and to a lesser extent other companies in the death care industry. The financial services industry is highly competitive. Allegiance competes with both traditional lenders such as commercial banks, thrifts and finance companies as well as specialized lenders such as Provident Services, Inc. (a subsidiary of Service Corp. International) and Franchise Mortgage Acceptance Co. The Company believes that Allegiance's focus on and knowledge of the death care industry, its ability to offer loans on terms which meet the needs of owners and acquirers of death care businesses, and the attractiveness of independent ownership, will provide it with the ability to operate successfully.

         Regulation
         ----------

         Allegiance may be subject to licensing requirements as a lender in jurisdictions in which it operates and is subject to usury and other similar laws in such jurisdictions.

Investment in Convertible Preferred Shares
------------------------------------------

         On November 4, 1996, Point West made a strategic equity investment of $3.0 million in convertible preferred stock and an option to buy 8.2 million shares of common stock of American Information Company, Inc. ("American Information"), a privately held company which, among other things, provides information services to individuals owning or purchasing automobiles. In March 1997, Point West sold a portion of its investment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 -- Net Gain on Sale of Convertible Preferred Shares" and Note 5 of Notes to Consolidated Financial Statements.

Employees
---------

         As of December 31, 1997, the Company employed 15 individuals, two of whom (in addition to the Executive Officers) also perform services on behalf of The Echelon Group of Companies, LLC ("New Echelon LLC"). New Echelon LLC is owned by the Executive Officers. None of the Company's employees is a member of a labor union. The Company believes that it maintains good relations with its employees.


ITEM 2--PROPERTIES
------------------

         The Company currently leases approximately 5,900 square feet of office space in San Francisco which it shares with New Echelon LLC. The Company, which is the lessee under the lease, charges New Echelon LLC for 35% of the rent of the entire office space. See "Certain Relationships and Related Transactions." The Company believes that its current office space will be adequate for its purposes through the expiration of the lease in 1999. The Company also leases an office in Incline Village, Nevada.

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

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule l0b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On July 18, 1997, the Court granted the defendants' motion to dismiss the complaint. However, the Court gave the plaintiffs permission to file an amended complaint. The plaintiffs filed an amended complaint on September 8, 1997 and on October 8, 1997 the Company and other defendants filed a motion to dismiss the amended complaint. On December 5, 1997, the Court granted the defendants' motion to dismiss the amended complaint. However, the Court gave the plaintiffs permission to file a second amended complaint in connection with claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule l0b-5 thereunder. Following an order granting permissive intervention of an additional plaintiff, the plaintiffs were granted leave to attempt to allege a claim under Section 11 of the Securities Act of 1933 in the second amended complaint. On March 2, 1998, the plaintiffs filed a second amended complaint. The Company and each of the defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The Company and each of the defendants intend to defend the action vigorously.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
                     STOCKHOLDERS MATTERS
                     ---------------------

         The Common Stock trades on The Nasdaq Stock MarketSM under the symbol "PWCC." As of March 10, 1998, there were approximately 120 holders of record of Common Stock, including banks, brokerage firms and other nominees. A substantial portion of the publicly-held shares of Common Stock are held in book-entry form. As of March 10, 1998, the Company estimates that there were approximately 420 beneficial owners of Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Common Stock on The Nasdaq Stock MarketSM. The Company's initial public offering occurred on February 14, 1996.


                               1997                   High         Low
                               ----                   ----         ---
           First Quarter........................   $  2 7/8     $  2 1/2
           Second Quarter.......................      3 5/8        2 1/2
           Third Quarter........................      3 5/8        2 7/8
           Fourth Quarter                             4 3/4        2 3/8

                               1996                   High         Low
                               ----                   ----         ---
           First Quarter (from February, 1996)..   $  14 1/2    $  11 1/8
           Second Quarter.......................      13 3/4       6 1/2
           Third Quarter........................      9            1
           Fourth Quarter.......................      3 15/32      2 1/8



         The Company has never declared or paid any cash dividends on its capital stock. The Indenture pursuant to which the Securitized Notes were issued (the "Indenture") limits the Company's ability to pay dividends by restricting, prior to repayment in full of the Securitized Notes, the Company's access to cash generated through the collection of pledged policies. The Company currently intends to retain its future earnings, if any, to finance its businesses. Therefore, the Company does not anticipate paying cash dividends on the Common Stock for the foreseeable future.

ITEM 6--SELECTED FINANCIAL DATA
-------------------------------

         The data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. For the reasons set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Method of Accounting," information for 1997 and 1996 and as of December 31, 1997 and December 31, 1996 are not comparable to each other or to prior periods. Operating Data consists only of information regarding life insurance policies. Operating Data for Fourteen Hill Capital and Allegiance have not been provided because their operations were insignificant in 1997. Net income for Fourteen Hill Capital and Allegiance in aggregate represented less than 3% of net income for 1997.



                                                                                   Years Ended December 31,
                                                                                   ========================

                                                                                  1997      1996      1995       1994       1993(1)
                                                                                            (Dollars in thousands)
                                                                                            ----------------------

Statement of Operations Data:
-----------------------------
Earned discounts on life insurance policies  (2) ..............................  $  --   $ 3,697   $  6,933   $  4,240    $  420
Earned  discounts on prior  maturities and matured
 policies (2)..................................................................    489     1,782         --         --        --
Net gain on sale of convertible preferred shares ..............................    680        --         --         --        --
Gain (loss) on assets sold.....................................................  1,463     (180)         --         --        --
Total income...................................................................  3,918     6,405      7,389      4,443       437
Interest expense...............................................................  3,599     3,984      3,352      1,115        52
Provision for loss on assets held for sale.....................................    328     3,140         --         --        --
Loss on  investment  in wholly  owned  financing
 subsidiary....................................................................     --     6,940         --         --        --
Total expenses.................................................................  6,795    17,118      5,394      2,279       776
Income (loss)  before  income  taxes,  minority  interest
and net loss in wholly owned financing subsidiary
charged to reserve for equity interest ........................................ (2,877)  (10,713)     1,996      2,163       (339)
Income tax benefit (expense)...................................................     (4)      526       (625)      (137)       229
Minority interest of limited partners in earnings of
 investee (3)..................................................................     --        --       (568)    (1,791)      (236)
Net loss in wholly owned financing subsidiary charged
to reserve for equity interest.................................................  3,891       488         --         --         --
Net income (loss)..............................................................  1,011    (9,699)       803        235       (347)
Basic earnings(loss)per share (4).............................................. $ 0.29  $  (2.46)   $  0.51    $  0.26    $(10.15)
Diluted earnings (loss)per share (4)........................................... $ 0.28  $  (2.46)   $  0.42    $  0.19    $(10.15)
Weighted average number of shares of common stock
outstanding--Basic (in thousands)(4)...........................................  3,522     3,942      1,589        899         34
Weighted average  number of shares of common stock
and common stock  equivalents outstanding --
Diluted (in thousands)(4) .....................................................  3,606     3,942      1,902      1,211         34

Operating Data:
---------------
Number of policies sold during period(5).......................................     91       257         --         --          --
Number of policies outstanding, end of period (6) .............................    557       754        749        548         188
Aggregate face value of policies sold during period (5)........................ $7,590   $20,810         --         --          --
Aggregate  face  value  of  portfolio  of  policies,  end of
 period (6).................................................................... $43,089  $56,792   $ 59,744    $43,205     $14,785


Balance Sheet Data (at period end):
------------------

Cash and cash equivalents...................................................... $10,040   $6,586   $  1,057    $    31    $  1,073
investment securities..........................................................   5,817       --         --         --          --
Loans receivable...............................................................   4,016       --         --         --          --
Assets held for sale...........................................................     129   11,520         --         --          --
Purchased life insurance policies..............................................  36,587   41,246     48,938     32,916      11,446
Investment in  convertible  preferred shares...................................   1,658    3,000         --         --          --
Total assets...................................................................  62,969   68,944     58,226     35,433      13,967
Reserve  for  equity  interest  in  wholly  owned  financing
  subsidiary...................................................................   2,300    6,453         --         --          --
Long term notes payable........................................................  38,804   41,218     39,105         --          --
Other long term debt...........................................................      --       --      1,444     18,447          --
Total.liabilities..............................................................  41,703   48,802     46,680     22,176         594
Minority interest of limited partners in investment
  partnership (3)..............................................................      --       --      6,680      9,195      10,035
Total stockholders' equity.....................................................  21,266   20,142      4,866      4,062       3,339

----------

(1) The Company commenced operations on January 2, 1993 and commenced purchasing life insurance policies on April 4, 1993.
(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Method of Accounting."
(3) The minority interest for 1995,1994,1993 represents the interest of the former limited partners of Dignity Viatical (defined herein) in the net assets and income of Dignity Viatical. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Method of Consolidation" and Notes 1c and 9 of Notes to Consolidated Financial Statements.
(4) Reflects the following transactions as if such transaction had occurred at the beginning of each period presented: (a) On September 30, 1995, Point West and its then sole stockholder, The Echelon Group Inc. ("Echelon"), which was owned entirely by the Executive Officers, entered into a series of transactions (collectively, the "Reorganization") to separate the business of Point West from Echelon's other business interests; (b) On January 12, 1996, Point West effected a reverse stock split pursuant to which each outstanding share of Common Stock was converted into .7175 of a share of Common Stock; (c) In February 1996, all outstanding shares of Point West's Cumulative Pay-in-Kind Preferred Stock were converted into 321,144 shares of Common Stock. The Reorganization included a sale of assets by Echelon to New Echelon, which was also owned entirely by the Executive Officers, and a merger of Echelon into Point West. In connection with such merger, Point West's authorized and outstanding capital was increased. See Note 10 and 12 of Notes to Consolidated Financial Statements.
(5) Represents policies sold or covered by a sale agreement executed during 1997 and 1996 other than policies which had not been transferred as of December 31, 1997.
(6) Includes policies categorized as "assets held for sale," "purchased life insurance policies" and "matured policies receivable."


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

         The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 1997, 1996 and 1995, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the reclassification into "assets held for sale" of a substantial portion of the Company's assets in the third quarter of 1996 and related accounting consequences and the inception of two businesses in 1997) the Company's results of operations and cash flows for 1997 and 1996 are not comparable to each other or to prior periods.

Overview
--------

         The Company is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Fourteen Hill Management, Fourteen Hill Capital, Allegiance and Allegiance Funding. See Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

         Until February 1997, the Company provided viatical settlements for terminally ill persons. See "Cessation of Viatical Settlement Business; Sale of Assets; Name Change." Subsequently, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through the formation and investment in other entities, including Fourteen Hill Management, Fourteen Hill Capital,
Allegiance and Allegiance Funding. The Company continues to evaluate other strategic business opportunities. Fourteen Hill Capital and Allegiance, whose business activities are described under Item 1 -- Business, are indicative of the types of business opportunities the Company intends to pursue. See "Method of Consolidation." No assurance can be given that the Company will be successful in becoming a broad-based specialty financial services company or that any such enterprise will be successful.

         Point West was formed in September 1992 and commenced operations on January 2, 1993. Effective September 30, 1995, Echelon was merged with and into Point West as part of the Reorganization. See Footnote (4) to Item 6.--Selected Financial Data. The Merger had no material impact on the Company's financial condition or results of operations except for the effect on per share calculations.

Cessation of Viatical Settlement Business; Sale of Assets; Name Change
----------------------------------------------------------------------

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) from, a life insurance policy.

         On July 16, 1996, the Company announced that, in light of the data regarding new treatments involving combinations of various drugs presented at the AIDS Conference, the Company was temporarily ceasing processing new applications for policies insuring individuals afflicted with AIDS and HIV while it further analyzed the effects of such research results on its business and its strategic options. Further analysis resulted in the Company's concluding that the efficacy of the treatments reported at the AIDS Conference and subsequently reported treatments had increased the risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV and AIDS. The Company decided in the third quarter of 1996 to sell all or substantially all of its assets. As a result of such decision, the Company reclassified all of its assets (other than the policies held by DPFC) to a "held-for-sale" category during the third quarter of 1996. Accordingly, such assets are accounted for on the lower of carrying value or fair value less cost to sell. The Company cannot predict what further impact the foregoing may have on its business, prospects, results of operations or financial position.

         The Company sought and received in December 1996 stockholder approval to sell all or substantially all of its assets.

         Based on the Company's evaluation of the effects of the research results reported at the AIDS Conference and subsequent reports and other information, the Company believed that it had become extremely difficult to predict accurately life expectancy of people afflicted with HIV and AIDS. Further, the Company decided that it was not viable to continue to operate a viatical settlement business solely for non-AIDS policies while a market for non-AIDS policies develops, if it developed at all. As a result, the Board in February 1997 approved the cessation of the viatical settlement business and the sale by the Company of its non-AIDS policies.

         Through December 31, 1997, the Company entered into agreements to sell approximately 373 policies with an aggregate purchase price of $19.5 million, representing $29.2 million in aggregate face value. Through such date, the Company consummated the sale of 348 policies for $19.2 million, representing $28.4 million in aggregate face value. The Company reported a pre-tax loss of $180,000 in 1996 and a pre-tax gain of $1.5 million in 1997 in connection with such sales. See "Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 -- Gain (Loss) on Assets Sold" and "Year Ended December 31, 1996 Compared to Year Ended December 31, 1995 -- Gain (Loss) on Assets Sold." The Company has experienced delays or difficulties in transferring the ownership of 14 policies with an aggregate face value of $937,000 at December 31, 1997. The Company continues to pursue other options for the sale of these 14 policies; however, due to the limited market the Company reevaluated the fair value of these policies and recorded in the third quarter of 1997 an additional reserve of $328,000 for these assets. The fair value is based on management's best estimate in light of the limited market and the prices received by the Company in connection with its other sales. As of December 31, 1997 the carrying value of these 14 policies was $129,000. See Note 4 of the Notes to Consolidated Financial Statements.

         The Company also continues to hold, through DPFC, a substantial amount of policies, which at December 31, 1997 totaled 543 policies with a face value of $42.2 million and a carrying value of $36.9 million.

         Because the Company no longer engages in the viatical settlement business, the Board determined that a change in the Company's name was appropriate. The Company sought and received in June 1997 stockholder approval to amend Point West's certificate of incorporation to change its name from Dignity Partners, Inc. to Point West Capital Corporation. The name change was effective August 1, 1997.

Method of Accounting
--------------------
         Through June 30, 1996, the Company recognized income ("earned discount") on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the policy's face value (the "Accrual Period"), the difference (the "unearned discount") between (a) the face value of the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. Through June 30, 1996, the carrying value for each policy was reflected on the Company's consolidated balance sheet under "purchased life insurance policies" and consisted of the purchase price, other capitalized costs and the earned discount on the policy accrued to the balance sheet date. The Company capitalized as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company, (iii) amounts, if any, paid to referral sources upon acquisition of the policy and (iv) amounts paid to Company-retained physicians or other medical consultants ("Consultants") who estimated the insured's life expectancy. The carrying value of a policy changed over time, and was adjusted quarterly to reflect earned discounts accrued on the policy, amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the Accrual Period was determined by the Company based upon its estimate of the date on which it would collect the face value of the policy. Such estimate was based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and was also adjusted to reflect the historical accuracy of the life expectancies estimated by the Consultants and the typical period between the date of an insured's death and the date on which the Company collects the face value of the policy.

         The unearned discount was accrued over the Accrual Period using the "level yield" interest method. Under the "level yield" method, the yield was held constant such that when the yield was applied to the carrying value of the policy on a compounded basis over the course of the Accrual Period, the unearned discount was fully accrued as earned discount by the end of the Accrual Period.

         As a result of the Company's decision to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during the quarter ended September 30, 1996 and reevaluates this reserve quarterly. An additional reserve of $328,000 was recorded in the third quarter of 1997. The Company also established a reserve for loss of Point West's equity interest in DPFC during the third quarter of 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequent reports of the efficacy of new treatments for AIDS/HIV. The reserve for loss on sale of assets was $399,000 and $2.9 million as of December 31, 1997 and 1996, respectively. The reserve for loss of Point West's equity interest in DPFC was $2.3 million and $6.5 million as of December 31, 1997 and 1996, respectively. In addition, beginning in the third quarter of 1996, the Company began generally recognizing income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured).Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies. See Notes 1e and 4 of the Notes to Consolidated Financial Statements for further information regarding the reserve for loss on sale of assets.

         Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for
                                                                  -------------
Certain Instruments in Debt and Equity Securities,  requires marketable debt and
-------------------------------------------------
equity securities (including those held by Fourteen Hill Capital) to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses as a separate component of stockholders' equity net of applicable taxes. There were no trading securities at December 31, 1997. Any realized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported in the income statement as recognized. See Note 2 of the Notes to Consolidated Financial Statements.

         The Company accounts for loans advanced by Fourteen Hill Capital and Allegiance by accruing interest on outstanding balances. Since there were only a few loans outstanding at December 31, 1997, the Company evaluated the loans and determined that a specific reserve was not necessary. As the loan portfolios grow, general reserves will be added to the extent considered necessary.

Method of Consolidation
-----------------------

     DPFC
     ----

         The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Point West's wholly owned subsidiary through which the Company issued the Securitized Notes. See Note 7 of Notes to Consolidated Financial Statements. DPFC has purchased 902 policies with an aggregate face value of $67.1 million and will not purchase any more policies. The carrying value of the policies held by DPFC was $36.9 million at December 31, 1997.

     Dignity Viatical and Dignified One
     ----------------------------------

         Dignity Viatical was a limited partnership formed in 1993 to fund purchases of life insurance policies. Point West served as the sole general partner, and persons not affiliated with the Company were limited partners. Because Point West controlled Dignity Viatical, the assets, liabilities and operations of Dignity Viatical were consolidated in the Company's consolidated financial statements from 1993 to June 24, 1996. The minority interest of former limited partners in investment partnership reflected in the Company's consolidated financial statements represents the limited partners' interests in the net assets and income of Dignity Viatical. Through June 1996, Dignity
Viatical had purchased 169 policies with an aggregate face value of $13.9 million. On June 25, 1996, Point West purchased the limited partnership interests in Dignity Viatical and became the sole owner of all of the partnership interests therein. On August 2, 1996, the Company entered into an agreement to sell to an unaffiliated third party virtually all of the policies owned by Dignity Viatical (representing $5.9 million in face value). The cash proceeds of such sale in 1996 (approximately $4.7 million) have been collected by the Company. See Notes lc and 9 of Notes to Consolidated Financial Statements.

         Dignified One was a limited partnership formed in 1994 to fund purchases of life insurance policies. Dignified One purchased 26 policies, with an aggregate face value of $1.8 million. All policies held by Dignified One were collected or sold by September 1997. Due to its immateriality, Dignified One has been treated as an investment for accounting purposes. Therefore, the policies purchased by Dignified One are not reflected in the Company's consolidated financial statements or in the Company's operating or selected financial data presented herein.

     Fourteen Hill Management and Fourteen Hill Capital
     --------------------------------------------------

         The Company also consolidates the assets, liabilities and operations of Fourteen Hill Management and Fourteen Hill Capital. Fourteen Hill Management is a wholly owned limited liability company of Point West formed on June 3, 1997 solely for the purpose of serving as the general partner of one or more SBIC's. Fourteen Hill Capital is a limited partnership formed on June 3, 1997 solely for the purpose of operating as an SBIC. Fourteen Hill Management is the sole general partner of Fourteen Hill Capital, and owns 99.956% of the partnership interests. Point West is one of the two limited partners of Fourteen Hill Capital and owns a 0.04% of the partnership interests. The remaining 0.004% of the partnership interest is owned by one unaffiliated limited partner. Point West capitalized Fourteen Hill Management with $5.0 million. Fourteen Hill Management has committed $5.0 million of capital to this partnership, and through December 31, 1997, had invested $2.5 million in Fourteen Hill Capital. Fourteen Hill Management receives a management fee for its services on behalf of Fourteen Hill Capital. See Notes 1d, 2, 3 and 17 of the Notes to Consolidated Financial Statements for further information regarding Fourteen Hill Management and Fourteen Hill Capital.

     Allegiance and Allegiance Funding
     ---------------------------------

         Allegiance is a limited liability company formed on September 5, 1997 as a specialty finance company to provide senior secured loans to funeral home and cemetery owners. Point West has a 54% equity interest and 95% voting control in Allegiance and serves as the managing member of Allegiance. Allegiance's president and its vice president of marketing, each of whom was hired in September 1997, have the balance of such interests. Allegiance owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to facilitate the potential securitization of loans consummated by Allegiance. Net profits of Allegiance for each calendar year will be allocated first to Point West in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall will be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West to the extent that in each year sufficient profits are available with no carry forward provided. Because the Company controls 95% of the voting power of Allegiance, the assets, liabilities and operations of Allegiance and Allegiance Funding are consolidated with the assets, liabilities and operations of the Company. Through December 31, 1997, Point West had invested $3.9 million in Allegiance. See Notes 1d, 3 and 13b of the Notes to Consolidated Financial Statements for further information regarding Allegiance.

Certain Accounting Implications for DPFC
----------------------------------------

         Although the Securitized Notes had an expected life of 2.1 years when the aggregate maximum principal amount of the Securitized Notes was increased from $35 million to $50 million in September 1995, the Securitized Notes were not retired through collections by October 1997. In the event that the collection experience for DPFC policies is substantially delayed, the equity of DPFC may become negative. Because of recent delays and variability in collections, the Company cannot currently predict at what point in time, if ever, the equity of DPFC may become negative.

         Additionally, if the collection experience for the DPFC policies is substantially delayed, the value of the equity of DPFC may erode further for some of the following reasons. First, a decision to discontinue paying premiums on some policies may be made because the present value of the expected death benefit on some policies may be less than expected future premiums to be paid on such policies. Second, the face value of certain policies (especially group term) may begin to decrease as the people whose lives are insured thereunder reach specified age levels (often 65). Finally, policies for which the insurance was continued under a disability provision may be uneconomical to convert given the insured's age and life expectancy if such insured person is no longer considered disabled. The Company cannot determine at present the extent to which policies held by DPFC will be so affected.

         In light of the foregoing, the Company believes that to the extent that the losses of DPFC exceed its equity (creating a deficit), the deficit would be recorded by the Company as a loss. Upon the retirement of the Securitized Notes at less than book value, the Company would recognize a gain for the difference which is expected to approximate the deficit of DPFC. At December 31, 1997, the equity of DPFC was $2.3 million. The Securitized Notes represent the obligations solely of DPFC. The Company did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

Share Repurchase Program
------------------------

         In October 1996, the Board approved a share repurchase program pursuant to which the Company was authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. In June 1997, such authority was increased to 1.04 million shares of Common Stock. In June 1997, the Company completed the share repurchase program, having repurchased an aggregate of 1.04 million shares at a weighted average price of $2.77 per share.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

         Earned Discounts. Effective July 1, 1996, the Company began recognizing
         ----------------
earned discounts only upon receipt of proceeds on matured policies (pursuant to the death of the insured). Consequently, the Company did not recognize any earned discounts on life insurance policies during the year ended December 31, 1997, but instead recognized $489,000 of earned discounts on matured policies for the year ended December 31, 1997. Such income is equal to the difference between the proceeds the Company received on the policies (less any back end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on sale of such policies. See "Method of Accounting."

         In the first six months of 1996 the Company recognized earned discount on each purchased policy by accruing, over the Accrual Period, the difference between (a) the face value of the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. Earned discounts on life insurance policies was $3.7 million for the six months ended June 30, 1996. In the third quarter of 1996 the Company began recognizing earned discounts only upon receipt of proceeds on policies (pursuant to the death of the insured). The Company recognized $980,000 of earned discounts on matured policies during the year ended December 31, 1996. In addition, the Company recognized $802,000 of earned discounts on prior maturities. Such earned discounts were carried on the balance sheet at June 30, 1996 as unearned income which related to policies for which the Company had collected the proceeds prior to the expected collection date. The Company will not have any earned discounts on prior maturities in any other period. See "Method of Accounting."

         The Company purchased only four policies (representing outstanding commitments as of December 31, 1996) with an aggregate face value of $155,000 during the year ended December 31, 1997 compared to the purchase of 475 policies with an aggregate face value of $33.1 million during the year ended December 31, 1996. See "Cessation of Viatical Settlement Business; Sales of Assets; Name Change."

         Interest  Income.  Interest  income  increased  51.2% in the year ended
         ----------------
December 31, 1997 over the year ended December 31, 1996 as a result of the investment of the proceeds from the sale of policies in short term securities and marketable securities. Interest income generated in the first nine months of 1996 was primarily the result of the investment of the Company's initial public offering proceeds.

         Net Gain on Sale of Convertible  Preferred  Shares. In 1997 the Company
         --------------------------------------------------
recognized a $700,000 gain on the sale of a portion of Point West's investment in American Information. In March 1997, Point West converted 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of American Information and sold such shares (approximately 38% of Point West's equity investment in American Information) to an unaffiliated third party for $1.8 million. The carrying value of such shares was $1.1 million. In addition, Point

West had an option that expired on October 26, 1997 to purchase, for approximately $1.1 million, 8.2 million additional shares of common stock of American Information. Since Point West did not exercise this option, a $20,000 pre-tax loss was recognized in 1997. The Company accounts for this investment using the cost method. See Note 5 of the Notes to Consolidated Financial Statements.

         Gain (Loss) on Assets Sold. The Company collected during 1997 the sales
         --------------------------
proceeds on 348 of the 373 policies subject to the sale agreements entered into through December 31, 1997. See Note 4 of the Notes to Consolidated Financial Statements. The total net gain recorded in 1997 in connection with these sales was $1.5 million compared to a net loss of $180,000 in 1996. The realized gain
(loss) was calculated based on the difference between the sale proceeds and the carrying value after giving effect to the reserve for loss on sale of assets. See "Cessation of Viatical Settlement Business; Sale of Assets; Name Change."

         Other  Income.  Components  of  other  income  include  collections  on
         -------------
policies of dividends, interest, paid-up cash values, increases in face value of matured policies, refunds of premiums on matured policies and realized capital gains on investments securities. Other income decreased 68.1% in 1997 over 1996 due primarily to a decrease in the number of matured policies. Other income was also relatively high in 1996 due to an $80,000 aggregate increase in face value on two policies.

         Interest  Expense.  Interest expense decreased 9.6% in 1997 compared to
         -----------------
1996 due mainly to the repayment of indebtedness. There were no borrowings under the Company's revolving credit facility in 1997 compared to average borrowings of $800,000 in 1996. The revolving credit facility was repaid and terminated in August 1996. Average borrowings under the Securitized Notes were $39.3 million in 1997 compared to $42.7 million in the 1996. The interest rate on the Securitized Notes was 9.17% in both periods.

         Compensation and Benefits.  Compensation and benefits decreased 3.7% in
         -------------------------
1997 compared to 1996. This decrease was due mainly to the reduction in staff with the cessation of application processing of new policies. Subsequent to the AIDS Conference, the number of employees decreased from 27 on July 16, 1996 to 15 at December 31, 1996. Partially offsetting the staff reduction was the increase in compensation and benefits for remaining employees (including the Executive Officers) in 1997. The Company had 15 employees at December 31, 1997.

         Other   General  and   Administrative   Expenses.   Other  general and
         ------------------------------------------------
administrative expenses increased 6.2% in 1997 compared to 1996. This increase is primarily the result of $412,000 in legal expenses recorded in 1997 in connection with federal and state alleged class action lawsuits filed against the Company and its officers and directors and $151,000 in increased life insurance policy premium costs recorded in 1997. Partially offsetting this was an aggregate reduction in the amount of $405,000 consisting of a decrease in general legal expenses, professional fees and the elimination of medical review costs associated with the Company's former viatical settlement business. Notwithstanding the increase in premium costs, such premium costs were reflected in the reduction of the reserve for loss on investment in wholly owned financing subsidiary. As a result, such increased premium costs did not impact net income.

         Amortization.  Amortization  costs  decreased 46.6% in 1997 compared to
         -------------
1996 primarily because the Company prepaid its revolving credit facility in August 1996 and as a result wrote off unamortized financing charges of $130,000 related to this facility in the third quarter of 1996. All periods include the amortization of deferred financing costs for DPFC.

         Provision  for Loss on Assets Held for Sale.  The  Company  recorded in
         -------------------------------------------
1996 a provision for loss on sale of assets totaling $3.1 million based on management's estimate of proceeds from the sale of policies. The provision equaled the difference between the carrying value of policies and those estimates. The estimates were based on the life expectancies of the insureds covered by the policies, the estimated sale period and the prices obtained by the Company in connection with other sales of policies. In 1997, the Company recorded an additional provision in the amount of $328,000 in connection with the remaining policies not yet sold, based on management's revised best estimate of proceeds from the sale of such policies.

         Loss on Investment in Wholly Owned Financing Subsidiary.  A reserve was
         -------------------------------------------------------
recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's entire equity interest in DPFC. Point West had an initial capital investment in DPFC of $2.9 million and, through consolidation, an additional $4.0 million of increased equity attributable to the earnings of DPFC. See "-- Certain Accounting Implications for DPFC."

         Income Tax  Expense.  In 1997 the Company  recorded  $4,000 for minimum
         -------------------
state income taxes. The Company only recorded this minimum income tax expense on the income statement because the deferred tax asset of $3,805,100 was available to offset any income tax liability. The Company adjusted its deferred tax asset, liability and related allowance to reflect the tax effect on the earnings for 1997.

         Net loss in Wholly Owned  Financing  Subsidiary  Charged to Reserve for
         ----------------------------------------------------------------------
Equity  Interest.  At  December  31,  1997 and 1996 the  reserve to reflect  the
----------------
estimated loss of Point West's entire equity interest in DPFC was $2.3 million and $6.5 million, respectively. The DPFC net loss of $3.9 million and $488,000 recorded in 1997 and 1996, respectively, was included in the Company's net loss before income taxes, minority interest of limited partners in earnings of investment partnership and net loss in wholly owned financing subsidiary charged to reserve for equity interest. This loss was charged against the reserve for equity interest in wholly owned financing subsidiary. For a description of the composition of such reserve, see "Loss on Investment in Wholly Owned Financing Subsidiary" above.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

         Earned Discounts.  The Company purchased 475 policies with an aggregate
         ----------------
face value of $33.1 million during the year ended December 31, 1996 compared to the purchase of 386 policies with an aggregate face value of $29.7 million during 1995. Of the 475 policies purchased in 1996, 133 policies with an aggregate face value of $8.1 million were purchased in the second half of the year. Earned discounts on life insurance policies decreased 46.4% from $6.9 million during 1995 to $3.7 million through June 30, 1996.

         Effective June 30, 1996, the Company reclassified all of its assets (other than the policies held by DPFC) to a "held for sale" category. The Company also established a reserve to reflect estimated loss of Point West's equity interest in DPFC because of the uncertainties created by the data presented at the AIDS Conference and subsequently reported data. As a result, beginning on July 1, 1996, the Company began recognizing income only upon receipt of proceeds on policies (pursuant to the death of the insured). Consequently, the Company did not recognize any earned discounts on life insurance policies during the second half of 1996, but instead recognized $980,000 of earned discounts on matured policies for such period. Such income is equal to the difference between the proceeds the Company received on the policies (less any back end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies. See Notes 1e, 1f, 4 and 11 to the Notes to Consolidated Financial Statements. In addition, in connection with the decision to sell all or substantially all of the Company's assets, in the third quarter of 1996 the Company recognized $802,000 of earned discounts on prior maturities. Such earned discounts were carried on the balance sheet at June 30, 1996 as unearned income which related to policies for which the Company had collected the proceeds prior to the expected collection date. The Company has not had earned discounts on prior maturities since the third quarter of 1996 and will have none in future periods.

         Interest Income.  Interest income increased dramatically (193%) in 1996
         ----------------
as a result of the investment of the February 1996 initial public offering proceeds in short term securities and marketable securities. Interest income decreased during 1996 as such funds were used to purchase life insurance policies and for other working capital purposes.
See Note 10 of Notes to Consolidated Financial Statements.

         Gain  (Loss) on Assets  Sold.  The total net loss  recorded  in 1996 on
         ----------------------------
assets sold was $180,000. On August 2, 1996, the Company sold 58 policies held by Dignity Viatical and two other policies to an unaffiliated third party. This transaction resulted in a pre-tax loss of approximately $300,000. Also recorded in 1996, was a gain totaling $120,000 on proceeds collected in respect to policies sold pursuant to a sale agreement. The realized gain was calculated based on the difference between the sale value and the carrying value after giving effect to the reserve for loss on sale of assets.

         Other  Income.  Other  income  increased  during  1996  due  mainly  to
         -------------
collections on a relatively larger portfolio and a $80,000 aggregate increase in face value on two policies.

         Interest  Expense.  Interest expense increased 17.6% to $4.0 million in
         ------------------
1996 from $3.4 million in 1995 as a result of the relatively higher level of portfolio purchases and the increase in borrowings used to fund those purchases. Average borrowings under the Securitized Notes were $42.7 million in 1996 compared to $26.7 million in 1995. The interest rate on the Securitized Notes decreased to 9.2% in October 1995 from 9.5%. Borrowings under the Company's revolving credit facility bore a dollar weighted interest rate of 12.1% and 13.6% in 1996 and 1995, respectively. Average borrowings were $800,000 in 1996 compared to $4.2 million in 1995. See Notes 6 and 7 of Notes to Consolidated Financial Statements, "Liquidity and Capital Resources" and "Description of Securitized Notes" for further information regarding the Securitized Notes and revolving credit facility.

         Compensation and Benefits. Compensation and benefits increased 41.8% in
         -------------------------
1996 compared to 1995 due to the hiring of additional personnel in 1996 to handle the administrative tasks relating to the Company's relatively larger portfolio and non-broker referral business and to support the Company's relative growth in the first six months of 1996. Subsequent to the AIDS Conference and the cessation of new application processing, the number of employees decreased from 27 on July 16, 1996 to 15 at December 31, 1996.

         Other   General  and   Administrative   Expenses.   Other  general  and
         ------------------------------------------------
administrative expenses increased 56.0% to $1,388,000 in 1996 from $890,000 in 1995. Expenses for legal, accounting, insurance, director fees and advertising increased in 1996 an aggregate of $483,000, in part as a result of the Company's status as a public company, activities related to the special meeting of stockholders of the Company held in December 1996 and new business development activities. Additionally, because the Company ceased processing applications for policies insuring individuals with AIDS and HIV, approximately $110,000 of medical review costs associated with such policies in the underwriting process were expensed in 1996. The Company also recorded in 1996 a one-time expense of $92,000 to recognize the fair value of warrants issued to Jefferies to purchase up to 300,000 shares of Common Stock. See Note 16 of Notes to Consolidated Financial Statements.

         Amortization. Because the Company prepaid its revolving credit facility
         ------------
in August 1996, the Company incurred a charge in the third quarter of 1996 of $130,000 as a result of writing off the unamortized financing charges related to that facility.

         Provision  for loss on assets held for sale.  The  Company  recorded in
         -------------------------------------------
1996 a provision for loss on sale of assets totaling $3.1 million based on management's estimate of proceeds from the sale of policies. The provision equaled the difference between the carrying value of policies and those estimates. The estimates were based on the life expectancies of the insureds covered by the policies, the estimated sale period and the prices obtained by the Company in connection with other sales of policies. For purposes of calculating such loss provisions, furniture and equipment were valued on the assumption that miscellaneous office equipment had no sales value.

         Loss on investment in wholly owned financing subsidiary. As of June 30,
         -------------------------------------------------------
1996, the Company had an initial capital investment recorded of $2.9 million and, through consolidation, an additional $4.0 million of increased equity attributable to the earnings of DPFC. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's entire equity interest in DPFC. See "-- Certain Accounting Implications for DPFC."

         Income Taxes.  Income tax expense decreased in 1996 over the comparable
         ------------
period in 1995. This decrease was a result of the loss provision on assets held for sale and equity loss of wholly owned financing subsidiary recorded in 1996.

         Minority  Interest  of  Limited  Partners  in  Earnings  of  Investment
         ----------------------------------------------------------------------
Partnership. All earned discounts attributable to the former limited partners of
-----------
Dignity Viatical had been fully accrued by December 31, 1995 and, therefore, minority interest of limited partners in earnings of investment partnership was zero for 1996 compared to $568,000 for 1995.

         Net loss in wholly owned  financing  subsidiary  charged to reserve for
         ----------------------------------------------------------------------
equity  interest.  In the fourth  quarter of 1996, the DPFC net loss of $488,000
----------------
was included in the Company's net loss before income taxes, minority interest and net loss in wholly owned financing subsidiary charged to reserve for equity interest. This loss was charged against the initial reserve for equity interest in wholly owned financing subsidiary which was recorded in the third quarter of 1996.

Liquidity and Capital Resources
-------------------------------

         Other than any debt borrowings that may be available to Fourteen Hill Capital through the SBA, the Company does not currently have an external funding source. Although Fourteen Hill Capital's license as a SBIC permits it to obtain debt from the federal government, because one of Fourteen Hill Capital's investments represents an amount greater than 20% of its regulatory capital (at February 28, 1998 this investment constituted 40% of regulatory capital), Fourteen Hill Capital will not be able to access such debt until it liquidates a portion of such investment or increases its regulatory capital. The Securitized Notes do not provide funds with which to fund operations. Allegiance is in the process of negotiating an external funding facility to support its loan activity. There can be no assurance that Allegiance will be able to obtain external funding or that any such funding will be on terms acceptable to the Company.

         At December 31, 1997, cash and cash equivalents were $10.0 million and investment securities was $5.8 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Fourteen Hill Capital and Allegiance and any other strategic direction. There can be no assurance that the Company will be successful in obtaining external financing on satisfactory terms assuming it determines it needs additional funds. However, the Company at present anticipates having sufficient liquidity to meet its capital commitments and working capital and operational needs through 1998, using current cash and cash equivalents and investment securities.

         As of December 31, 1997, the outstanding principal amount of the Securitized Notes was $38.8 million. Principal repayments on the Securitized Notes began in July 1996. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal and interest obligations. See Notes 1f and 7 of the Notes to Consolidated Financial Statements.

Description of  Securitized Notes
---------------------------------

         The Securitized Notes were issued in 1995 pursuant to the Indenture, which provided for a maximum lending commitment of $50.0 million, subject to reduction of the commitment amount or early amortization in April 1996 if the outstanding principal balance of the Securitized Notes was less than $50.0 million. Funds advanced under the Securitized Notes were used primarily to purchase eligible policies which are pledged as collateral under the Indenture. Prior to the Amortization Date, proceeds from collected policies pledged under the Indenture were available to purchase additional policies. Repayments of principal were originally scheduled to begin in September 1996. An early amortization event occurred in June 1996 with the result that the maximum lending commitment was reduced to the then outstanding balance ($45.5 million) from $50.0 million, the Company lost the ability to use proceeds of policy collections to acquire additional policies and principal repayments on the Securitized Notes began in July 1996. The Securitized Notes bear interest at a fixed annual rate of 9.17%. The principal amount of the Securitized Notes to be repaid in any month is equal to proceeds of policies collected during the preceding month less certain required monthly payments (such as interest and servicing and trustee fees) to be paid on such date.

         Although the Company and the Noteholders have had discussions about the possible sale of policies pledged under the Indenture, the Indenture does not provide for the sale of any of the policies pledged thereunder. Therefore, any such sale would require the consent of the Company and the Noteholders.

         The ownership interest in policies purchased by DPFC is nominally held by an unaffiliated third party trustee under the Indenture but the policies are beneficially owned by DPFC. The Company accounts for this securitization as a debt financing and not as a sale of assets, which is in accordance with the accounting literature in effect for bankruptcy remote entities with non-recourse debt. The assets, liabilities and operations of DPFC are consolidated in the Company's consolidated financial statements.

         The Indenture contains certain covenants restricting the activities of DPFC. Such covenants include provisions which (i) prohibit DPFC from incurring debt other than trade payables and expense accruals and granting liens unless such action would not cause Standard & Poor's to downgrade or withdraw the rating it assigned to the Securitized Notes, and (ii) prohibit DPFC from engaging in any business other than the acquisition, ownership, sale and pledging of the pool of pledged policies (the "Pool") and the other trust estate, the issuance and sale of the Securitized Notes and activities incidental to the foregoing. In addition, DPFC is required to maintain in an account under the Indenture (the "Liquidity Account") a balance of 10% of the outstanding principal balance of the Securitized Notes. Subject to certain restrictions, funds in the Liquidity Account may be used to pay, among other things, servicing and trustee fees, principal and interest and taxes. Events of default under the Indenture include (i) a default in payment of principal or interest on the Securitized Notes when due, (ii) a default by DPFC in the performance of any material covenant or a material breach of a representation or warranty of DPFC which is not cured within 30 days, and (iii) certain events of bankruptcy, insolvency and reorganization involving DPFC.

         Point West acts as servicer under the Indenture pursuant to a Contribution, Sale and Servicing Agreement (the "Servicing Agreement") and receives monthly, pursuant and subject to the terms of the Indenture, a fee of $36,000 until the earlier to occur of collection of the face value of the last policy in the Pool or payment in full of the Securitized Notes. Point West is required under the Servicing Agreement to monitor each policy and to cause the collection and remittance to the trustee of the face value of matured policies. Point West pays all expenses related to such monitoring and collection services, including paying premiums and back-end fees, and is reimbursed for certain expenses. All amounts owed to Point West pursuant to the monitoring and collecting activities are subject to availability of cash after payment of other priority amounts as provided in the Indenture. The Servicing Agreement contains certain covenants restricting Point West's activities, including (i) restrictions on mergers, (ii) provisions related to respecting the separate legal status of DPFC, (iii) a requirement that no person will own a greater percentage of the aggregate voting power of equity securities of Point West entitled to vote in the election of directors than the percentage collectively beneficially owned by the Executive Officers and no person other than the Executive Officers will own more than 20% of such aggregate voting power, (iv) a requirement that the Executive Officers constitute a majority of the Board, and
(v) a requirement that Point West employ at least two of the Executive Officers (or such other personnel reasonably acceptable to the Noteholders) in their respective current capacities. An event of default will occur under the Servicing Agreement if, among other things, (i) an event of default occurs under the Indenture, or (ii) certain events of bankruptcy, insolvency or reorganization occur with respect to Point West. If an event of default occurs under the Servicing Agreement, Point West can be replaced as servicer under the Indenture. The back-up servicer is the trustee under the Indenture.

Other
-----

         Based  on  a   preliminary   study,   the  Company   expects  to  spend
approximately $50,000 to $100,000 from 1998 to 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond ("Year 2000 Compliant"). Amounts expensed in 1997 were immaterial. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and depreciated. The Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The Company is also in the process of reviewing whether or not its suppliers and vendors are Year 2000 Compliant.

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those relating to (i) the ability of the Company to sell any remaining policies held for sale (See "Business -- Asset Sales; Viatical Settlement Business"), (ii) the ability of the Company to find new successful business opportunities (See "Business -- Consideration of Strategic Options"), (iii) the ability of Fourteen Hill Capital to find profitable investments which range from $500,000 to $1 million (See "Business -- Small Business Investments"), (iv) the ability of Allegiance to originate loans (See "Business -- Loans to Funeral Homes and Cemeteries"), and (v) those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (a) face and carrying values of policies expected to continue to be owned by the Company, (b) expectations regarding whether and the time at which the equity of DPFC will become negative (see "Certain Accounting Implications for DPFC"), (c) sufficiency of the Company's liquidity and capital resources (see "Liquidity and Capital Resources"), and (d) expected expenses to make the Company's computer operations Year 2000 compliant. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the level of success of Allegiance and Fourteen Hill Capital, (ii) increased competition to make loans to owners of funeral homes and cemeteries,
(iii) the amount and timing of actual collections of DPFC policies following the death of the insured, (iv) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (v) availability and cost of capital, and (vi) the ability of the Company's suppliers and vendors to become Year 2000 compliant.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

     Not required for fiscal 1997 because the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     See pages 24 through 44.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
                 ACCOUNTING AND FINANCIAL DISCLOSURE
                 -----------------------------------

     None.

KPMG Peat Marwick LLP
Three Embarcadero Center
San Francisco, CA 94111


                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders of
Point West Capital Corporation:

We have  audited  the  accompanying  consolidated  balance  sheets of Point West
Capital Corporation, as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point West Capital Corporation as of December 31, 1997 and 1996,and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                       KPMG PEAT MARWICK LLP
San Francisco, California
February 26, 1998

                         POINT WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996



                                                                                December 31,           December 31,
                                 ASSETS                                             1997                   1996
                                                                             --------------------   --------------------

Cash and cash equivalents                                                  $          10,039,560   $          6,586,447
Restricted cash                                                                        3,756,714              4,625,663
Investment securities (note 2)
           Held-to-maturity                                                            2,220,000                     --
           Available-for-sale                                                          3,597,343                     --
Matured policies receivable (note 1m)                                                    305,435              1,181,513
Loans receivable, net of unearned income of $59,884
           and $0, respectively (note 1d, 1m and 3)                                    4,015,716                     --
Assets held for sale (note 1e and 4)                                                     129,334             11,520,103
Purchased life insurance policies (note 1f)                                           36,586,788             41,246,239
Investment in convertible preferred shares (note 5)                                    1,658,478              3,000,000
Deferred financing and organizational costs, net of
           accumulated amortization of $621,884 and
           $381,690, respectively (note 1g)                                              525,433                681,910
Furniture and equipment, net of accumulated depreciation of
           $341 and $0, respectively (note 1h)                                             6,862                     --
Other assets                                                                             127,590                102,598
                                                                             --------------------   --------------------

           Total assets                                                    $          62,969,253  $          68,944,473
                                                                             ====================   ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                           $             183,150  $             190,894
Accounts payable                                                                         216,851                320,577
Accrued compensation payable                                                             193,000                186,390
Payable for policies purchased (note 1m)                                                      --                427,553
Reserve for equity interest in wholly owned financing
           subsidiary (note 1f)                                                        2,300,037              6,452,589
Long term notes payable  (note 7)                                                     38,804,107             41,218,205
Deferred income taxes  (note 1i and 8)                                                     6,000                  6,000
                                                                             --------------------   --------------------


           Total liabilities                                                           41,703,145             48,802,208

                                                                             --------------------   --------------------

Stockholders' equity:
           Common  stock,  $0.01  par  value;   15,000,000   authorized  shares,
                4,291,824 and 4,291,824 shares, respectively, issued
                3,253,324 and 4,146,824 shares, respectively, outstanding                 42,918                 42,918
           Additional paid-in-capital                                                 29,496,720             29,496,720
           Net unrealized investment gains (note 2 and 8)                              2,597,239                     --
           Retained deficit                                                           (7,996,737)            (9,007,373)
           Treasury stock, 1,038,500 and 145,000 shares,
                respectively (note 10)                                                (2,874,032)              (390,000)
                                                                             --------------------   --------------------

           Total stockholders' equity                                                 21,266,108             20,142,265
                                                                             --------------------   --------------------

           Total liabilities and stockholders' equity                      $          62,969,253  $          68,944,473
                                                                             ====================   ====================




          See accompanying notes to consolidated financial statements.


                         POINT WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995



                                                                      1997             1996            1995
                                                                  --------------   --------------  --------------


Income:
     Earned discounts on life insurance policies (note 11)        $          --     $  3,697,032   $   6,933,318
     Earned discounts on prior maturities (note 11)                          --          802,471              --
     Earned discounts on matured policies (note 11)                     488,563          979,611              --
     Interest income                                                  1,183,919          783,115         266,979
     Net gain on sale of convertible
           preferred shares (note 5)                                    679,665               --              --
     Gain (loss) on assets sold (note 4)                              1,463,080         (179,548)             --
     Other                                                              102,663          322,141         189,079
                                                                  --------------   --------------   --------------

           Total income                                               3,917,890        6,404,822       7,389,376

Expenses:
     Interest expense                                                 3,599,487        3,983,606       3,352,178
     Compensation and benefits                                        1,151,574        1,196,291         843,646
     Other general and administrative expenses                        1,474,916        1,388,338         889,816
     Amortization (note 1g and 6)                                       240,194          449,631         273,543
     Depreciation (note 1h)                                                 341           19,967          34,653
     Provision for loss on assets held for sale (note 1e and 4)         328,236        3,139,588              --
     Loss on investment in wholly owned financing
           subsidiary (note 1f)                                              --        6,940,189              --
                                                                  --------------   --------------  --------------
           Total expenses                                             6,794,748       17,117,610       5,393,836
                                                                  --------------   --------------  --------------

           Income (loss) before income taxes, minority interest
              and net loss in wholly owned financing subsidiary
              charged to reserve for equity interest                 (2,876,858)     (10,712,788)      1,995,540

Income tax (expense) benefit (note 8)                                    (4,000)         525,711        (624,510)

Minority interest of limited partners in earnings
     of investee (note 1c and 9)                                            --                --        (567,831)

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest (note 1f)                         3,891,494          487,600              --

                                                                  --------------   --------------  --------------
           Net income (loss)                                    $     1,010,636  $    (9,699,477) $      803,199
                                                                  ==============   ==============  ==============


Basic earnings (loss) per share (note 12)                                  0.29            (2.46)           0.51
Diluted earnings (loss) per share (note 12)                                0.28            (2.46)           0.42

Weighted average number of shares of common stock
     outstanding (note 12)                                            3,521,736        3,942,166       1,589,324
Weighted average number of shares of common stock
     and common stock equivalents outstanding (note 12)               3,605,674        3,942,166       1,902,482


          See accompanying notes to consolidated financial statements.


                         POINT WEST CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995

                                                                                    Net
                                                                     Additional  unrealized  Retained

                          Preferred Stock        Common Stock        paid-in     investment  earnings       Treasury
                          ------------------     --------------
                          Shares    Amount     Shares      Amount    -capital      gains    (deficit)        Stock         Total
                          ------- ----------  ---------   -------    ----------  ---------  ------------  ------------  -----------




January 1, 1995            34,880  $3,488,013  1,589,324   $15,893 $   669,594  $       -- $  (111,095)  $        --   $ 4,062,405
Issuance of preferred
 stock dividend               380          --         --        --          --          --          --            --            --
Net income                     --          --         --        --          --          --     803,199            --       803,199
                           -------- ----------  ---------  --------  ---------   ---------  ------------  ------------  -----------
Balances at December 31,
  1995                     35,260   $3,488,013  1,589,324  $15,893 $   669,594  $       -- $   692,104   $        --   $ 4,865,604
Issuance of preferred
  stock dividend              580           --         --       --          --          --          --            --            --
Issuances of common stock
     (February 1996)      (35,840)  (3,488,013) 2,702,500   27,025  28,734,956          --          --            --    25,273,968
Purchase of treasury stock     --           --         --       --          --          --          --      (390,000)     (390,000)
Grant of warrants
 (September 1996)              --           --         --       --      92,170          --          --            --        92,170
Net loss                       --           --         --       --          --          --  (9,699,477)           --    (9,699,477)
                           -------- ----------  --------- --------  ----------   ---------  ------------ ------------  ------------
Balances at December 31,
 1996                          --   $       --  4,291,824  $42,918 $29,496,720  $       -- $(9,007,373)  $  (390,000)  $20,142,265
                           -------- ----------  --------- --------  -----------  ---------  ------------ ------------  ------------
Net unrealized investment
 gains                         --           --         --       --          --   2,597,239          --            --     2,597,239
Purchase of treasury stock     --           --         --       --          --          --          --    (2,484,032)   (2,484,032)
Net income                     --           --         --       --          --          --   1,010,636            --     1,010,636
Balances at December 31,  --------  ----------  ---------  -------- ----------- ----------  ------------ ------------  ------------
 1997                          --   $       --  4,291,824  $42,918 $29,496,720  $2,597,239 $(7,996,737)  $(2,874,032)  $21,266,108
                          ========= ==========  =========  ======== =========== ==========  ============ ============  ============

          See accompanying notes to consolidated financial statements.


                         POINT WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995




                                                                  1997                     1996                    1995
                                                              --------------------    ---------------------   ---------------------

Cash flows for operating activities:
  Net income (loss)                                        $            1,010,636    $          (9,699,477) $              803,199
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                       240,535                  469,599                 308,196
      Loss (gain) on assets                                            (1,463,080)                 191,851                      --
      Net gain on sale of convertible preferred shares                   (679,665)                      --                      --
      Provisions for loss on sale of assets                               328,236                3,139,587                      --
      Warrants granted to consultants                                          --                   92,170                      --
      Increase in accounts receivable                                          --                       --                  (6,036)
      Earned discounts on policies                                       (488,563)              (5,479,114)             (6,933,318)
      Purchase of life insurance policies                                (882,848)             (23,912,464)            (22,276,717)
      Collections on matured life insurance policies                    6,051,149               15,523,569              13,103,920
      Increase (decrease) in unearned income on policies                       --                 (715,883)                 86,175
      Decrease (increase) in other assets                                 (25,096)                 (15,519)                (76,251)
      Increase (decrease) in deferred taxes                                    --                 (525,711)                623,690
      Increase (decrease) in accrued expenses                              (7,744)                (138,933)                149,827
      Increase (decrease) in accounts payable                            (103,726)                 (56,627)                343,839
      Increase (decrease) in IPO financing costs payable                       --                 (306,900)                306,900
      Increase (decrease) in payable to related party                          --               (1,482,170)                769,475
      Increase (decrease) in accrued compensation payable                   6,610                 (662,758)                274,148
      Increase (decrease) in reserve for equity interest in wholly
                owned financing subsidiary                             (3,891,494)               6,452,589                      --
      Increase in minority interest                                            --                       --                 567,329

                                                                 ----------------          ----------------        ----------------
             Net cash provided by (used in) operating activities           94,950              (17,126,191)            (11,955,624)
                                                                 ----------------          ----------------        ----------------
Cash flows from investing activities:
 Proceeds from sale of assets held for sale                            12,692,793                6,533,523                      --
 Purchase of furniture and equipment                                       (7,203)                  (6,776)                (37,235)
 Decrease (increase) in restricted cash                                   868,949                  (58,818)             (4,459,832)
 Increase in investment securities                                     (3,220,000)                      --                      --
 Increase in loans receivable                                          (4,015,716)                      --
 Sale (purchase) of investment in convertible preferred stock           2,021,187               (3,000,000)                     --
                                                                 ----------------           ----------------       ----------------
            Net cash provided by (used in) investing activities         8,340,010                3,467,929              (4,497,067)
                                                                 ----------------           ----------------       ----------------

Cash flows from financing activities:
 Proceeds from long term notes payable                                         --                6,375,000              39,105,138
 Principal payments on long term notes payable                         (2,414,098)              (4,261,933)                     --
 Proceeds from other long term debt                                            --                5,540,132              22,701,070
 Principal payments on other long term debt                                    --               (6,984,402)            (39,703,752)
 Distribution to limited partners                                              --                 (783,313)             (3,083,171)
 Purchase of limited partners' interest in invetment partnership               --               (5,081,184)                     --
 Principal payment on loan from stockholder                                    --               (1,162,170)                     --
 Proceeds from issuances of common stock                                       --               25,273,968                      --
 Purchase of treasury stock                                            (2,484,032)                (390,000)                     --
 Increase in financing and organizational costs                           (83,717)                 (88,000)               (790,544)
 IPO financing costs                                                           --                       --                (750,000)
 Reimbursement of IPO financing costs                                          --                  750,000                      --
                                                                 ----------------           ----------------       ----------------

            Net cash (used in) provided by financing activities        (4,981,847)              19,188,098              17,478,741
                                                                 ----------------           ----------------       ----------------

            Net increase in cash and cash equivalents                   3,453,113                5,529,836               1,026,050

Cash and cash equivalents, beginning of period                          6,586,447                1,056,611                  30,561
                                                                 ----------------           ----------------       ----------------
Cash and cash equivalents, end of period                   $           10,039,560    $           6,586,447  $            1,056,611
                                                                 ================           ================       ================

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized gain on securities available for sale       $            2,597,239    $                   -- $                   --
                                                                 ================           ================       ================
Supplemental disclosure of cash flow information:
    State taxes paid                                       $               40,233    $                6,389 $                3,367
                                                                 ================           ================       ================
    Cash paid for interest                                 $            3,607,231    $            4,113,703 $            2,901,685
                                                                 ================           ================       ================


          See accompanying notes to consolidated financial statements.



                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements

                        December 31, 1997,1996 and 1995


1.       Summary of Significant Accounting Policies
         ------------------------------------------

         a.  General Description
             -------------------

         Point West Capital Corporation (formerly known as Dignity Partners, Inc.) ("Point West") and its consolidated entities (the "Company"), is a specialty financial services company. Until February 1997, the Company provided viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) from, a life insurance policy. Upon a viatical settlement, the policyholder assigned his or her policy to the Company, which became the holder, owner or certificate holder of the policy and the beneficiary thereunder with the right to receive from the insurance company the face value payable under the policy following the death of the insured.

         On July 16, 1996, in response to accounts of the research results reported at the International AIDS Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), the Company announced that it was temporarily ceasing the processing of new applications to purchase policies insuring the lives of individuals diagnosed with HIV and AIDS while it further analyzed the effects on its business of such research results. Results from a number of studies were reported which appeared to indicate that the treatments involving a combination of various drugs were reducing substantially, and perhaps eradicating, the levels of HIV detectable in the blood of persons previously diagnosed with HIV and AIDS. Subsequent reports appeared to confirm the reports from the AIDS Conference. On December 16, 1996, the Company obtained stockholder approval to sell all or substantially all of its assets. The Company has sold or is pursuing the sale of all of its policies other than those held by DPFC (as defined herein). The Company believed that it was not viable to operate a viatical settlement business solely for non-AIDS policies while a market for non-AIDS policies developed, if it developed at all. As a result, the Board of Directors (the "Board") in February 1997 decided to cease the Company's viatical settlement business.

         Subsequent to February 1997, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through the formation and investment in other entities, including Fourteen Hill Management, LLC ("Fourteen Hill Management") and Fourteen Hill Capital, L.P. ("Fourteen Hill Capital") which invest in small businesses, and Allegiance Capital, LLC ("Allegiance") and Allegiance Funding Corp. I ("Allegiance Funding") which loan funds to funeral home and cemetery owners. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, Dignity Partners Funding Corp. I ("DPFC"), and to evaluate other strategic business opportunities.

         Point West was incorporated in the State of Delaware on September 8, 1992 as Dignity Partners, Inc. Effective August 1, 1997, Point West's name was changed to Point West Capital Corporation.

         b.  Accounting Principles
             ---------------------

         The consolidated financial statements are presented on the accrual basis of accounting in conformity with generally accepted accounting principles. The Company has not presented the viatical settlement business as a discontinued operation because a substantial portion of the Company's assets are related to the viatical settlement business. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes, will require the consent of the Company and the holders of the Securitized Notes (the "Noteholders"). The Company has discussed potential sales of DPFC policies with the Noteholders; however, the Company has not determined

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


whether it will decide to sell such policies and cannot determine whether the Noteholders will consent to such a sale or whether such a sale is feasible.

         c.  Principles of Consolidation
             ---------------------------

         The Company consolidates the assets, liabilities and operations of its wholly owned special purpose subsidiary, DPFC.

         The Company also consolidates the assets, liabilities and operations of Fourteen Hill Management, a wholly owned limited liability company, and Fourteen Hill Capital, a related limited partnership, both formed on June 3, 1997. Fourteen Hill Capital commenced operations in August 1997 by providing a loan to one unaffiliated entity and providing equity capital to another unaffiliated entity in the aggregate amount of $1.25 million. Fourteen Hill Capital received its small business investment company ("SBIC") license from the Small Business Administration (the "SBA") effective September 26, 1997. Fourteen Hill Management is the sole general partner of Fourteen Hill Capital and owns 99.956% of the partnership interests. Point West is one of two limited partners of Fourteen Hill Capital and owns 0.04% of the partnership interests. The remaining 0.004% of the partnership interest is owned by one unaffiliated limited partner. Point West capitalized Fourteen Hill Management with $5.0 million. Fourteen Hill Management has committed $5.0 million of capital to Fourteen Hill Capital, and through December 31, 1997, had invested $2.5 million in Fourteen Hill Capital. At present, Fourteen Hill Capital does not have any outstanding debt from the SBA and the Company believes that, until Fourteen Hill Capital liquidates a portion of one of its investments or increases its regulatory capital, Fourteen Hill Capital will not be eligible to incur debt from the SBA.

         On September 5, 1997, the Company formed Allegiance, a limited liability company, to provide senior secured loans to funeral home and cemetery owners. Point West has a 54% equity interest and 95% voting control in
Allegiance and serves as the managing member of Allegiance. Allegiance's president and vice president of marketing, each of whom was hired in September 1997, have the balance of such interests, which were deemed by the Company to have a de minimis value as of December 31, 1997. In 1997, Point West made the only capital contribution to Allegiance in the amount of $3.9 million. Allegiance owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to facilitate the potential securitization of loans consummated by Allegiance. The Company consolidates the assets, liabilities and operations of Allegiance and Allegiance Funding. Allegiance commenced operations in the fourth quarter of 1997 and at December 31, 1997 had one loan (in the principal amount of $3.8 million) and one commitment (in the principal amount of $2.1 million) outstanding. See Note 13b. Net profits of Allegiance for each calendar year will be allocated first to Point West in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall will be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West to the extent that in each year sufficient profits are available with no carry forward provided.

         Through June 1996, Point West was the sole general partner of Dignity Viatical Settlement Partners, L.P. ("Dignity Viatical"), a limited partnership. Because Point West controlled the partnership (see Note 9), the assets, liabilities and operations of the partnership were consolidated with the assets, liabilities and operations of the Company, and the interests of the former limited partners were reflected as a minority interest in the accompanying financial statements through December 31, 1995. On June 25, 1996, Point West purchased all of the limited partnership interests in Dignity Viatical for approximately $5.2 million which resulted in an elimination of the minority interest on the balance sheet.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         d.  Loans Receivable
             ----------------

         Loans are stated at the principal amount outstanding, net of unearned income. Interest is accrued on the outstanding balances for all loans. Since there were only a few loans outstanding at December 31, 1997, the Company evaluated the loans and determined that a specific reserve was not necessary. As the loan portfolios grow, general reserves will be added to the extent considered necessary. See Note 3.

         e.  Assets Held For Sale
             --------------------

         As a result of the Company's decision to sell all or substantially all of its assets, the Company reclassified during the third quarter of 1996 all of its assets other than the assets of DPFC to a "held-for-sale" category. Accordingly, such assets are recorded on the balance sheet as of December 31, 1997 and 1996 at the lower of carrying value or fair value less estimated cost to sell. In connection therewith, the Company established a reserve for loss on sale of assets during the quarter ended September 30, 1996 and recorded an additional reserve at September 30, 1997. See Note 4.

         f.  Purchased Life Insurance Policies
             ---------------------------------

         Through June 30, 1996, the Company recognized income ("earned discount") on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the "Accrual Period"), the difference (the "unearned discount") between (a) the death benefit payable (face value) under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. Through June 30, 1996, the carrying value for each policy was reflected on the Company's consolidated balance sheet under "purchased life insurance policies" and consisted of the purchase price, other capitalized costs and the earned discount on the policy accrued to the balance sheet date. The Company capitalized as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company, (iii) amounts, if any, paid to referral sources upon acquisition of the policy and
(iv) amounts paid to Company-retained physicians or other medical consultants ("Consultants") who estimated the insured's life expectancy. The length of the Accrual Period was determined by the Company based upon its estimate of the date on which it would collect the face value of the policy. Such estimate was based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and was also adjusted to reflect the historical accuracy of the life expectancies estimated by the Company's Consultants and the typical period (collection period) between the date of an insured's death and the date on which the Company collected the face value of the policy.

         The unearned discount was accrued over the Accrual Period using the "level yield" interest method. Under the "level yield" method, the yield was held constant such that when the yield was applied to the carrying value of the policy on a compounded basis over the course of the Accrual Period, the unearned discount was fully accrued as earned discount by the end of the Accrual Period.

         Beginning in the third quarter of 1996, the Company began generally recognizing income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies.

         Effective July 1996, purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes, will require the consent of the Company and the Noteholders. The Company has discussed potential sales of DPFC policies with the Noteholders; however, the Company has not determined whether it will decide to sell such policies and cannot

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


determine whether the Noteholders would consent to such a sale or whether such a sale is feasible. A reserve was recorded in the third quarter of 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's equity interest in DPFC. As of December 31, 1997 and 1996 the reserve was $2.3 million and $6.5 million, respectively. The reserve provides for the write-off of the unrealized residual value associated with DPFC.

         Only the net assets of DPFC are available to satisfy the Securitized Notes. Point West did not guarantee the obligations owed under the Securitized Notes. However, to the extent that the losses of DPFC exceed its equity (creating a deficit), the deficit would be recorded by the Company as a loss. Upon the retirement of the Securitized Notes at less than book value, the Company would recognize a gain for the difference which is expected to approximate the deficit of DPFC.

         g.  Deferred Financing and Organizational Costs
             -------------------------------------------

         Costs were incurred to obtain debt financing for the acquisition of insurance policies. These costs have been deferred and are amortized straight-line over the respective terms of the financing arrangements. In 1997, financing and organizational costs of $50,000 were incurred in connection with Fourteen Hill Capital and $29,000 was incurred in connection with Allegiance. These costs have been deferred and are amortized straight-line over five years. At December 31, 1997 and 1996 the total deferred financing and organizational cost was $525,000 and $682,000.

         h.  Furniture and Equipment
             -----------------------

         As a result of the Company's decision to sell all or substantially all of its assets, furniture and equipment at December 31, 1996 were valued on the assumption that miscellaneous office equipment had no sales value. Furniture and equipment purchased in late 1997 in support of the Company's expanded financial services business are stated at purchased cost net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally five years.

         i.  Income Taxes
             ------------

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

         Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized in future years. See Note 8.

         j.  Cash and Cash Equivalents
             -------------------------

         The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



         k.  Concentration of Credit Risk
             ----------------------------

         Financial instruments that subject the Company to concentration of credit risk consist primarily of receivables from insurance companies which are the obligors under insurance policies owned by the Company. As of December 31, 1997, the aggregate face value of policies issued by any one insurer with respect to the Company's portfolio of insurance policies approximated 8% of total assets.

         Other financial instruments that subject the Company to concentration of credit risk include a loan made by Allegiance to an unaffiliated entity in the amount of $3.8 million, which approximated 6% of total assets at December 31, 1997.

         l.  Earnings Per Share
             ------------------

         Statement of Financial Accounting Standards No. 128, Earnings per Share, was issued in February 1997 ("SFAS No. 128") and is effective for years ending after December 15, 1997. Under this approach, earnings per share ("EPS") is to be calculated and reported as two separate calculations: Basic EPS, similar to the previous primary earnings per share excluding common stock equivalents; and, Diluted EPS, similar to the previous fully diluted earnings per share. EPS is calculated using the average number of Common Stock and Common Stock equivalents outstanding. Common Stock equivalents for 1997 include employee stock options, non-employee director stock options and warrants issued to Jefferies & Company, Inc., the investment banking firm which advised the Company in connection with strategic options, which do not have an anti-dilutive impact. EPS for 1996 do not include stock equivalents due to the anti-dilutive effect. Common Stock equivalents for 1995 include shares issued upon the conversion into Common Stock of outstanding shares of the Company's Convertible Cumulative Pay-in-Kind Preferred Stock (the "Convertible Preferred Stock"). The outstanding shares of Convertible Preferred Stock were converted into Common Stock in February 1996. See Note 12.

         m.  Terminology
             -----------

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

         Loans receivable on the balance sheet at December 31, 1997 is net of unearned income. Unearned income represents fees paid to Allegiance related to loans and commitment fees collected by Allegiance for loans that have not been funded by year end.

          n.  Profit Sharing Plan
              -------------------

         Point West has a profit sharing plan (the "Plan") for its employees. Each employee who has been employed for at least one year becomes a participant in the Plan. The Plan provides for discretionary annual contributions by Point West for the account of each participant. In any year in which the Plan is "top-heavy" within the meaning of the Internal Revenue Code (the "Code"), the Plan requires, consistent with the Code, that a minimum contribution be made for non-key employees. The contribution is allocated among participants based on their compensation under an allocation formula integrated with Social Security. Participants vest 20% in their Plan accounts after two years of service (excluding any service prior to 1993) and an additional 20% after each of the next four years of service. Upon termination following permanent disability or on retirement at age 65, all amounts

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


     credited to a participant's account are distributed, in a lump sum or in installments, as directed by the participant. Upon death, all amounts credited to a participant's account become fully vested and are distributed to the participant's surviving spouse or designated beneficiary. Each year, profit sharing contributions, if any, are determined by the Board. The Plan contribution expenses which are included in compensation and benefits during 1997, 1996 and 1995 were $86,000, $70,190 and $89,505, respectively.

         o.  Use of Estimates
             ----------------

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         p.  Stock-Based Employee Compensation
             ---------------------------------

         The Company applies APB Opinion No. 25 in accounting for its two stock compensation plans. No compensation cost has been recognized for these plans. See Note 16.

         q.  Recent Accounting Developments
             ------------------------------

         During 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive
                                                        -----------------------
Income.  SFAS 130 is effective  with the  year-end  1998  financial  statements;
------
however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. FASB also issued Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of An Enterprise and
                                -----------------------------------------------
Related  Information.  SFAS 131 is effective  with the year-end  1998  financial
--------------------
statements. Management will comply with the disclosure requirements.

2.    Investment Securities
      ---------------------

         Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for
                                                                  -------------
Certain Instruments in Debt and Equity Securities,  requires marketable debt and
-------------------------------------------------
equities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses as a separate component of stockholders' equity net of applicable taxes. There were no trading securities at December 31, 1997. Any realized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported in the income statement as recognized.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements




         There were no investment securities in 1996. The amortized costs and estimated fair value of investment securities as of December 31, 1997 are as follows:



                                                            Gross            Gross
                                      Amortized Cost   Unrealized Gains    Unrealized
                                                                              Loss          Fair Value



      Held-to-maturity
           Corporate bonds           $     2,220,000   $        75,000   $      (5,000)    $     2,290,000
                                     ---------------   ---------------   --------------    ---------------
      Total-held-to-maturity         $     2,220,000   $        75,000   $      (5,000)    $     2,290,000

      Available-for-sale
           Common stock              $       903,181   $     1,355,153   $          --     $     2,258,334
           Warrants                  $        96,819   $     1,242,190   $          --     $     1,339,009
                                     ---------------   ---------------   ---------------    ---------------
      Total available-for-sale       $     1,000,000   $    2,597,343     $         --     $     3,597,343





         The Company classifies debt securities for which it has the positive intent and ability to hold to maturity as held-to-maturity. All investments in debt securities classified as held-to-maturity at December 31, 1997 have maturity dates ranging from one to five years. Warrants classified as available-for-sale have expiration dates ranging from one to five years. The value of the warrants was determined using the Black-Scholes Model.

         Unrealized gains on available-for-sale securities (representing differences between estimated fair market value and cost of $2.6 million) were credited to a separate component of stockholders' equity called "Net Unrealized Investment Gains."

3.       Loans Receivable
         ----------------

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Fourteen Hill Capital. Such loans are reported at amortized cost and interest is accrued as earned. All loans at December 31, 1997 were current and no reserves were considered necessary as of such date.

         Allegiance provides senior secured loans to funeral home and cemetery owners. The loan outstanding at December 31, 1997 bore a fixed interest rate per annum of approximately 9.4% and matures in approximately fifteen years with monthly principal payments.

         Fourteen Hill Capital provides financing to small businesses. The loan outstanding at December 31, 1997 bore a fixed interest rate per annum of 14% and matures in approximately five years. See Note 17.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statememts




4.       Assets Held for Sale and Related Sale Agreements
         ------------------------------------------------

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, it reclassified all assets owned as of such date, other than the assets of DPFC, to a "held-for-sale" category. Accordingly, such assets are recorded on the balance sheet as of December 31, 1997 and 1996 at the lower of carrying value or fair value less estimated cost to sell. In connection with the decision to sell assets, the Company established a reserve for loss on sale of assets in 1996 and reevaluates such reserve each quarter. During the third quarter of 1997, the Company recorded an additional reserve in the amount of $328,000 as a result of difficulties encountered with insurance companies as described below in transferring the ownership of 14 policies. Assets held for sale consist of:

                              Assets Held for Sale
                              ====================



                                                           December 31, 1997         December 31, 1996
                                                           -----------------         -----------------



   Capitalized costs                                          $ 525,697               $ 14,089,124
   Earned discounts on life insurance policies                    2,482                    380,692
   Reserve for loss on sale                                    (398,845)                (2,949,713)
                                                             ----------------        -----------------
   Assets held for sale                                       $ 129,334               $ 11,520,103
                                                             ===============         =================



         The calculation of reserve for loss on sale was calculated based on the life expectancy of the insured under each policy in relation to prices obtained by the Company in connection with other sales, management's estimate of the current saleability of such policy, the type of policy (e.g., term or whole life), the age of the insured and the premiums on such policy. Any gain or loss due to the difference between actual proceeds (less any back end sourcing fees) and the carrying value after giving effect to the reserve for loss on sale of assets is reported as a realized gain or loss on assets sold at the time any sale proceeds are received.

         Through December 1997, the Company entered into several agreements to sell portions of its portfolio of policies. None of the purchasers thereunder is affiliated with the Company or any of its directors or officers. The sale agreements provided for the sale, upon the issuing insurance company's acknowledgment of transfer of ownership, of an aggregate of 373 policies having an aggregate face value of $29.2 million. Through December 31, 1997, the sale of 348 policies with an aggregate face value of $28.4 million had been consummated, of which 104 policies with an aggregate face value of $8.5 million were sold in 1996 (resulting in a realized loss of $180,000) and 244 policies with an aggregate face value of $19.9 million were sold in 1997 (resulting in a realized gain of $1.5 million). Eleven policies covered by the sales agreements were not sold because the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy and the Company collected the death benefit instead of selling these policies.

         The policies representing "assets held for sale" consist of the policies under the aforementioned sales agreements. The remaining 14 policies (representing approximately $937,000 in face amount) were carried on the balance sheet at December 31, 1997 at $129,000 after giving effect to the reserve for loss on assets held for sale. The Company experienced delays or difficulties in transferring the ownership of the remaining 14 policies and, due to contractual provisions in the related sales agreements, the sales of these policies were not consummated. However, the Company is pursuing other alternatives for the sale of these policies.

5.       Investment In Convertible Preferred Shares
         ------------------------------------------

         On November 4, 1996, Point West purchased 21,517,100 convertible preferred shares for $3.0 million (representing a less than 50% interest) in American Information Company, Inc. ("American Information"), a privately held company which, among other things, provides information services to individuals owning or

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


     purchasing automobiles. On March 18, 1997, Point West converted 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of American Information and sold such non-marketable shares (approximately 38% of Point West's equity investment in American Information) to an unaffiliated third party for $1.83 million. The Company recognized a $700,000 pre-tax gain on this transaction in 1997. Point West had an option that expired on October 26, 1997 to purchase, for approximately $1.1 million, 8.2 million additional shares of common stock of American Information. Since Point West did not exercise this option, a $20,000 pre-tax loss was recognized in 1997. The Company accounts for this investment using the cost method.


6.       Revolving Credit Facility
         -------------------------

         Until August 1996, the Company had a revolving credit facility with advances collateralized by a security interest in substantially all of Point West's assets (including policies). Interest under the credit facility accrued on outstanding advances at the lender's governing rate plus 5.25 percent for amounts not in excess of $2,000,000 and at the lender's governing rate plus 2.75 percent for amounts in excess of $2,000,000. In the course of obtaining the credit facility, the Company incurred and deferred total financing charges of $671,008 which were subsequently reduced to $519,904 in February 1995, with the issuance of the Senior Viatical Settlement Notes. This reduction in the amount of $151,104 of financing charges was transferred to the Senior Viatical Settlement Notes and amortized. Of the deferred amount, $94,042 and $118,617 were amortized in the periods ended December 31, 1996 and 1995, respectively. The Company terminated the facility on August 29, 1996 at which time it repaid principal and accrued interest in the amount of $3,301,328. In connection with such repayment, the Company wrote off the remaining $130,000 of unamortized financing costs.

7.       Long Term Notes Payable
         -----------------------

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

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. However, to the extent that the losses of DPFC exceed its equity (creating a deficit), the deficit would be recorded by the Company as a loss. Upon the retirement of the Securitized Notes at less than book value, the Company would recognize a gain for the difference which is expected to approximate the deficit of DPFC. At December 31, 1997, the equity of DPFC was $2.3 million.

         Point West is the servicer of the policies pledged under the indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


8.       Income Taxes
         ------------

         The components of the provision for income tax included in the statements of operations for the years ended December 31, are as follows:




                                                                1997              1996             1995
                                                                ----              ----             ----

                Federal:
                     Current (benefit)expense..............  $    --           $        --      $         --

                     Deferred (benefit) expense...........        --              (210,113)          432,196
                State:
                     Current (benefit) expense .............   4,000                    --                --
                     Deferred (benefit) expense ...........       --              (315,598)          192,314
                                                            ------------        ------------      -------------



                Total tax (benefit) expense...............   $ 4,000           $  (525,711)      $   624,510
                                                            =============     ==============      =============


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, are presented below. Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1996 are primarily a result of adjustments to conform to tax returns as filed.

                                                                                            1997                1996
                                                                                             ----                ----


          Deferred tax assets:
                         Revenue and expenses recognized on the cash
                            basis for tax purposes.......................................    $ 236,218        $    277,989
                          Depreciation, amortization and other...........................       14,965              20,169
                          Provision for assets held for sale.............................      158,878           1,133,159
                          Provision for loss on investment in subsidiary ................      916,206           2,466,359
                          Net operating loss carryforwards...............................    4,116,990           2,505,842
                                                                                            --------------   -----------------
                                                                                             5,443,257           6,403,518
                          Valuation allowance ..........................................    (1,638,157)         (3,202,828)
                                                                                            --------------   -----------------
                          Deferred tax assets net of valuation allowance ..............      3,805,100           3,200,690

                Deferred tax liabilities:
                          Unrealized gain on securities available for sale                   1,034,522                 --
                          Accretion recognized on a cash basis for tax purposes              2,776,578           3,206,690
                                                                                           -----------------  ------------------
                                                                                             3,811,100           3,206,690
                                                                                           -----------------  ------------------
                Net deferred tax asset (liability).....................................   $    (6,000)         $   (6,000)
                                                                                            ===============    =================


         Prior to September 30, 1996, the Company had provided for deferred income taxes related to income accrued on purchased life insurance policies. Based on the provision for loss on sale of assets and the reserve to reflect estimated loss of Point West's equity interest in DPFC, the Company believes that it does not have a federal tax liability related to these assets and has therefore reversed all related liabilities for 1996. The Company believes that it does not have a federal tax liability for 1997 as a result of the net operating loss carry forward. The Company has recorded a deferred tax liability related to the unrealized appreciation for the marketable equity securities. The Company has also provided for miscellaneous state income taxes. A valuation allowance has been recorded equivalent to the portion of the deferred tax asset for which management cannot conclude that it is more likely than not that the deferred tax asset will be realized.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



         The difference between the statutory income tax rate and the Company's effective tax rate for the years ended December 31, are as follows:



                                                                    1997              1996               1995
                                                                    ----              ----               ----

               Tax expense at statutory rate (34%).........       344,976         $(3,476,564)       $ 678,484
                State taxes net of federal benefits.........      189,173            (627,622)         126,927
                Minority interest of limited partners.......           --                   --        (193,063)
                Change in valuation allowance (1)...........     (530,149)           3,431,001              --
                Other.......................................           --              147,474          12,162
                                                                 ----------        -------------      -------------
                    Total tax (benefit) expense               $     4,000         $   (525,711)      $ 624,510
                                                                 ==========        =============      =============


---
(1) Note: $1,034,522 of the change in tax valuation allowance has been reflected in the statement of changes in stockholders equity in connection with the unrealized gain on securities available-for-sale. The remaining reduction of $530,149 is based on management's determination that the resulting deferred assets are more likely than not to be realized.

         At December 31, 1997, the Company has an estimated federal tax net operating loss carryforward of $11,151,894 expiring in the years 2009 to 2012, and a California tax net operating loss carryforward of approximately $5,576,348 expiring in the years 1999 to 2002.

9.       General Partner Interests in Dignity Viatical Settlement Partners, L.P.
         ----------------------------------------------------------------------

         In 1993, Point West formed Dignity Viatical, a limited partnership, for the purpose of financing the purchase of additional life insurance policies. The capital contributions to Dignity Viatical aggregated approximately $10.1 million. Point West, as the general partner, had a 1% interest in Dignity Viatical and was entitled to a preference in distributions of $233,597 for providing management services (management fee) during the life of the partnership (originally estimated to be approximately four years from formation). Management fees were allocated to Point West as follows: For the years ended December 31, 1996 and 1995 -- $89,753 and $59,848, respectively. The assets, liabilities and operations of Dignity Viatical have been consolidated with those of the Company for presentation in the consolidated financial statements. Point West, as the general partner of Dignity Viatical, controlled the operations of the partnership. The minority interest reflected in the 1995 consolidated statement of operations represents the former limited partners' interest in the net assets and income of Dignity Viatical. On June 25, 1996, Point West purchased all of the limited partnership interests of the limited partners in Dignity Viatical for approximately $5.2 million. This purchase resulted in the elimination of minority interest and net income in connection with Dignity Viatical on the balance sheet and income statement on and after June 30, 1996.

         Summarized financial information with respect to Dignity Viatical follows:

                                                                 December 31   December 31
                                                                    1996         1995



                   Total income.............................    $  269,300      $1,024,402
                   Total expense............................    $ (137,110)     $ (301,027)
                                                                -----------     ------------
                                     Net income.............    $  132,190      $   723,375
                                                                ==========      ===========

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


10.      Common Stock
         ------------

         In February 1996, the Company completed an initial public offering of an aggregate of 2,702,500 shares of Point West Common Stock at the public offering price of $12.00 per share. Of such shares, 2,381,356 shares were issued and sold by Point West and 321,144 shares (representing all shares issuable and issued pursuant to the conversion in full of the Convertible Preferred Stock) were sold by Bradley Rotter, a director and Chairman of the Board. The Company did not receive any proceeds of the shares sold by Bradley Rotter.

         The Company received the following proceeds from the offering and such proceeds had been applied in 1996 for the following purposes:

             Proceeds:
                         Proceeds, net of underwriters' discount   $26,575,933
                         Less offering expenses                     (1,301,965)
                                                                   ------------
                   Net Proceeds                                                            $25,273,968
                                                                                           ===========
             Uses:
                          Policy purchases                         $17,832,821
                          Payments to related party                  2,191,007
                          Accrued compensation payable                 833,750
                          Taxes on accrued and unpaid salaries          20,187
                          Repayment of other short term debt         1,162,170
                          Repayment of long term debt                3,234,033
                                                                     ----------
                   Total uses                                                              $25,273,968


        In October 1996, the Board approved a share repurchase program pursuant to which the Company was authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. Such authority was increased by the Board in June 1997 to 1.04 million shares of Common Stock. In June 1997, the Company completed the share repurchase program, having repurchased an aggregate of 1.04 million shares at a weighted average price of $2.77 per share.

11.      Earned Discounts
         ----------------

         Earned discounts on life insurance policies reflect the amount of accretion recorded in the first six months of 1996 and for the twelve months of 1995. With the decision to sell all or substantially all of the Company's assets, the unearned discount included in the unearned income on the balance sheet at June 30, 1996 relating to early maturities on or before June 30, 1996 has now been recorded as earned discounts on prior maturities. Any income since the third quarter of 1996 has been recorded as earned discounts on matured policies and recorded upon the notification of death of the insured.

12.      Earnings per Share
         ------------------

         SFAS No. 128 was issued in February 1997 and is effective for years ending after December 15, 1997. The Statement specifies the computation, presentation and disclosure requirements for EPS. This Statement's objective is to simplify the computation of EPS and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. Under this approach, EPS is to be calculated and reported as two separate calculations: Basic EPS, similar to the previous primary earnings per share excluding common stock equivalents; and, Diluted EPS, similar to the previous fully diluted earnings per share.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements




         The weighted average number of common stock shares and additional common stock equivalent shares used in computing earnings per share of common stock are set forth below for the periods indicated.


                                                                                   1997          1996          1995
                                                                                   ====          ====          ====



    Weighted average number of shares of common stock outstanding                3,521,736     3,942,166     1,589,324
    Additional common stock equivalents                                             83,938            --       313,158
    Weighted average number of shares of common stock and                        ---------     ---------     ----------
       common stock equivalents outstanding                                      3,605,674     3,942,166     1,902,482




         Common Stock equivalents for 1997 include employee stock options, non-employee director stock options and warrants issued to Jefferies & Company, Inc. which do not have an anti-dilutive impact. EPS for 1996 do not include stock equivalents due to the anti-dilutive effect. Common Stock equivalents for 1995 include the Convertible Preferred Stock.

13.      Commitments
         -----------

         a.  Leases
             ------

         The Company has a lease obligation for its California office space of approximately 5,900 sq. ft. The lease expires on May 31, 1999, and the monthly rent is $8,062, of which the Company pays $5,240 and The Echelon Group of Companies, LLC ("New Echelon LLC") pays $2,822. Additionally, the Company has a lease obligation for its Nevada office space of 600 sq. ft. The lease expires on September 30, 1998 and the monthly rent is $905.

         Future minimum rental  payments (less amounts to be paid by New Echelon
LLC) at December 31, 1997, under operating leases with an initial term of one year or more, are as follows:

            Year ended December 31, 1998 ..........     $    71,027
            Year ended December 31, 1999 ..........          26,202
            Year ended December 31, 2000 ..........              --
                                                        -----------
            Total .................................     $    97,229


         b.  Loans receivable
             ----------------

         Allegiance issued a commitment letter on October 13, 1997 to make a senior secured loan to an unaffiliated entity for $2.1 million. This loan was funded on January 7, 1998.

14.      Litigation
         ----------

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

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section

                         Point West Capital Coporation

                   Notes to Consolidated Financial Statements


11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On July 18, 1997, the Court granted the defendants' motion to dismiss the complaint. However, the Court gave the plaintiffs permission to file an amended complaint. The plaintiffs filed an amended complaint on September 8, 1997 and on October 8, 1997 the Company and other defendants filed a motion to dismiss the amended complaint. On December 5, 1997, the Court granted the defendants' motion to dismiss the amended complaint. However, the Court gave the plaintiffs permission to file a second amended complaint in connection with claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Following an order granting permissive intervention of an additional plaintiff, the plaintiffs were granted leave to attempt to allege a claim under Section 11 of the Securities Act of 1933 in the second amended complaint. On March 2, 1998, the plaintiffs filed a second amended complaint. The Company and each of the defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The Company and each of the defendants intend to defend the action vigorously.

15.      Fair Value of Financial Instruments
         -----------------------------------

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents, restricted cash, matured policies receivable, accrued expenses, accounts payable and payable for policies purchased are stated at approximate fair value because of the short maturity of these instruments.
All balances have maturities within 60 days of the balance sheet date.

         Investment securities are stated at fair market value based on quoted market prices.

         Loans receivable are stated at cost which approximates fair market value.

         Assets held for sale reflect management's estimate of fair market value based on prices obtained by the Company in connection with other sales.

         The portfolio of purchased life insurance policies is stated at cost plus accretion through June 1996 which approximates fair market value.

         At December 31, 1997, the long term notes payable are stated at cost. The long term notes payable bear an fixed interest rate of 9.17% and are equivalent to newly acquired debt at 1% over prime interest rates.

16.      Stock-Based Compensation
         ------------------------

         The Company has two stock option plans. Under the 1995 Stock Option Plan ("Employee Plan"), Point West may grant options to its employees for up to 350,000 shares of common stock. Under the Stock Option Plan

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


For Non-Employee Directors ("Director Plan"), options for up to 75,000 shares of common stock may be granted to non-employee directors of Point West. The exercise price of each granted option equals the market price of the Common Stock on the date of grant, with an expiration of ten years after grant date. Under the Employee Plan, granted options generally vest 20% per year over five years. Under the Director Plan, initially, each new non-employee director, when joining the board, is granted 10,000 options that vest over 3 years and then, at each annual meeting, is granted 5,000 options that vest after one year.


         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1997: expected volatility of 75%; risk-free interest rates of 5.8% for the Employee Plan and 5.6% for the Director Plan; expected life of 7 years for the Employee Plan and 2 years for the Director Plan. The following weighted-average assumptions were used for grants in 1996: expected volatility of 20%; risk-free interest rates of 6.3% for the Employee Plan and 6.0% for the Director Plan; expected life of 7 years for the Employee Plan and 4 years for the Director Plan. No options were granted in 1995.


                                       1997                                              1996
                                       ----                                              ----
                                    ================================          ===============================
                                                    Weighted-Average                        Weighted-Average
                                     Shares          Exercise Price           Shares          Exercise Price
                                     ------         ----------------          ------         ----------------



Outstanding at beginning of year     181,000                $ 3.33                 --                   --
Granted                               96,000                $ 3.44            407,000               $ 8.18
Exercised                                 --                    --                 --                   --
Forfeited                             (4,000)               $ 1.38            (75,000)              $ 12.18
Canceled                                  --                    --           (151,000)              $ 12.01
                                    ---------                                ---------

Outstanding at end of year           273,000                $ 3.40            181,000               $  3.33
                                     =======                                  =========

Options exercisable at year-end      58,533                 $ 6.20              6,667               $ 13.50

Weighted-average fair value of
     options granted during         $ 2.38                                    $ 3.11
     year




         The following table summarizes information about fixed stock options outstanding at December 31, 1997:



                    Options Outstanding                            Options  Exercisable
                    -------------------                            --------------------
           ----------------------------------------------- -----------------------------------------


                                            Weighted-A
    Range of             Number             Remaining         Weighted-Average           Number        Weighted-Average
   Exercisable         Outstanding at      Contractual Life      Exercise Price       Exercisable at     Exercise Price
     Prices              12/31/97                                                        12/31/97
  ------------         --------------      ----------------    ----------------       --------------   ------------------



   $1.38 -  $1.38         147,000             8.00                  $ 1.38                30,200          $ 1.38
   $3.44 -  $3.44          96,000             9.90                  $ 3.44                 5,000          $ 3.44
  $12.38 - $13.50          30,000             8.00                  $13.13                23,333          $13.02
------------------        -------             ------                -------               -------         -------
  $1.38 -  $13.50          273,000            8.67                  $ 3.40                58,533          $ 6.20



                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


     Net income (loss)                    As reported          $   1,010,636    $    (9,699,477)    $     803,199
                                          Pro forma            $     799,444    $    (9,881,226)    $     803,199
     Basic earnings (loss) per share      As reported          $        0.29    $         (2.46)    $        0.51
                                          Pro forma            $        0.23    $         (2.51)    $        0.51
     Diluted earnings (loss) per share    As reported          $        0.28    $         (2.46)    $        0.42
                                          Pro forma            $        0.22    $         (2.51)    $        0.42



         In addition to the above mentioned stock option plans, on September 16, 1996 Point West granted 300,000 warrants at a purchase price of $6.00 per share to Jefferies & Company, Inc. These warrants are exercisable immediately and expire on September 16, 2001. The expense for these warrants was determined consistent with FASB Statement No. 123, and the Company's net income was reduced by $92,167 in 1996. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 20%; risk-free interest rate of 6.2%; and expected life of 5 years.

17.      Events Subsequent to the Balance Sheet Date
         -------------------------------------------

         On January 20, 1998, the small business entity to which Fourteen Hill Capital had loaned money in 1997 paid its loan in full in the amount of $250,000. The other small business entity in which Fourteen Hill had invested as of December 31, 1997, issued a redemption notice to call a warrant. On January 26, 1998, Fourteen Hill Capital exercised this warrant for $1 million. In addition, Fourteen Hill Capital made the following two new investments in 1998:
(i) $795,000 loan at an interest rate of 15% per annum on January 12, 1998;  and
(ii) $750,000 investment in convertible preferred stock with warrants on January 27, 1998.

                                    PART III
                                    --------

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         Information regarding directors of the Company and the Executive Officers (each of whom is a director) will be set forth under the caption "Directors and Executive Officers" in the Company's proxy statement related to its 1998 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under caption "Section 16(a) Beneficial Ownership
Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION
-------------------------------

         Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and, except for the information under the captions "Executive Compensation -- Report of the Compensation Committee on Executive Compensation" and "Executive Compensation -- Performance Graph," is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Information regarding certain relationships and related transactions of directors and executive officers will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV
                                     -------
ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

         (a)      1.       The following designated financial statements and the
                           report thereon of KPMG Peat Marwick, LLP dated
                           February 26, 1998 are included herein at pages 24 through 44:

                                    Independent Auditors' Report.

                                    Consolidated  Balance  Sheets as of December
                                    31, 1997 and 1996.

                                    Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

                                    Consolidated   Statements  of  Stockholders'
                                    Equity for the years ended December 31, 1997, 1996 and 1995.

                                    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                                    Notes to Consolidated Financial Statements.

                  2. All schedules are omitted because the required information is not presented or is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

                  3.       Exhibits:

              Exhibit
              Number       Description of Document
              -----        -----------------------

                  3.1 Composite of Second Amended and Restated Certificate of Incorporation, as amended through August 1, 1997 (Incorporated by reference to
                             Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                  3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-98708) (the Registration Statement")).

                  4.1 Indenture, dated as of February 1, 1995 (the "Indenture") among the Company, as Servicer, DPFC, as Issuer, and Bankers Trust Company, as Indenture Trustee ("Bankers Trust") (Incorporated by reference to Exhibit 10.12 of the Registration Statement).

                  4.2 Amendment No. 1 to the Indenture (Incorporated by reference to Exhibit 10.13 of the Registration Statement).

                  4.3 Amendment No. 2 to the Indenture, dated as of August 5, 1996.

                  4.4 Amendment No. 3 to the Indenture, dated as of July 2, 1997 (Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                  4.5 Amendment No. 4 to the Indenture, dated as of November 4, 1997.

                 10.1* 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registration Statement).

                 10.2* Amendment No. 1 to the Company's 1995 Stock Option Plan (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Registration No. 333-21825).

                 10.3*       Stock Option Plan for  Non-Employee  Directors
                            (Incorporated  by reference to Exhibit 10.2 of
                             the Registration Statement).

                 10.4* Form of option agreement dated November 17, 1997 granted to each Bradley N. Rotter, Alan B.Perper and John Ward Rotter.

                 10.5 Office Lease/Francisco Bay Office Park by and between HHC Investments, Ltd. and Echelon (Incorporated by reference to Exhibit 10.3 of the Registration Statement).

                 10.6 Assignment and Assumption Agreement dated September 30, 1995 (Incorporated by reference to Exhibit
                             10.16 of the Registration Statement).

                 10.7 Agreement between the Company and New Echelon LLC regarding allocation of costs (Incorporated by reference to Exhibit 10.4 of the Registration Statement).

                 10.8*       Profit Sharing Plan (Incorporated by reference to
                             Exhibit 10.5 of the Registration Statement).

                 10.9 Contribution, Sale and Servicing Agreement ("Servicing Agreement") dated as of February 1, 1995 among the Company, DPFC and Bankers Trust (Incorporated by reference to Exhibit 10.14 of the Registration Statement).

                 10.10 Amendment No.1 to Servicing Agreement(Incorporated by reference to Exhibit 10.15 of the Registration Statement).

                 10.11 Amendment No. 2 to the Servicing Agreement (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

                 10.12 Master Agreement for Purchase of Life Insurance Policies dated September 27, 1996 (Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

                 10.13 Amendment dated as of November 13, 1996 to Master Agreement for Purchase of Insurance Policies dated as of September 27, 1996 (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                             1996).

                 10.14 Purchase and Sale Agreement dated as of January 16, 1997 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                 10.15 Second Master Agreement for Purchase of Insurance Policies dated as of February 10, 1997(Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                 10.16 Third Master Agreement for Purchase of Insurance Policies dated as of March 24, 1997(Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                 10.17 Indemnification Agreement, dated September 30, 1995, between the Company (as successor to Echelon) and New Echelon LLC (Incorporated by reference to Exhibit 10.18 of the Registration Statement).

                 10.18 Limited Liability Company Agreement of Allegiance Capital, LLC (Incorporated by reference to Exhibit
                             10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                 10.19 Fourteen Hill Capital, L.P. Agreement of Limited Partnership (Incorporated by reference to Exhibit
                             10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                 10.20 Fourteen Hill Management, LLC Operating Agreement by Point West Capital and Fourteen Hill Management, LLC as of June 9, 1997 (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                             1997).

                  21.1       Subsidiaries of the Company.

                  23.1       Consent of Independent Certified Public
                             Accountants.

                  24.1       Powers of Attorney.

                   27        Financial Data Schedule.

*        Management contract or compensation plan or arrangement.

         (b)      Reports on Form 8-K:


             Date         Item Reported             Matter Reported
             ----         -------------             ---------------

         October 3, 1997       5            On  October  3,  1997, the  Company
                                            issued a press  release regarding
                                            the filing of an amended complaint.

         November 13, 1997     5            On November  13,  1997, the Company
                                            issued a press  release announcing
                                            third   quarter   earnings  and new
                                            strategic direction.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 27, 1998                             POINT WEST CAPITAL CORPORATION
                                                 /s/Alan B. Perper
                                                 -----------------------------
                                                  Alan B. Perper
                                                  President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998:


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
Bradley N. Rotter                                 Stephen T. Bow
Chairman of the Board and Director                Director



    *
-----------------------------
Paul A. Volberding, M.D.
Director


* The undersigned by signing his name hereunto has hereby signed this report on behalf of the above-named directors, on March 27, 1998, pursuant to a power of attorney executed on behalf of each such director and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By:   /s/ Alan B. Perper
     ---------------------
      Alan B. Perper

                                                                      Suqential
exhibit                                                                  Page
Number           Description of Document                                Number
-------          -----------------------                              ----------

  3.1 Composite of Second Amended and Restated Certificate of Incorporation, as amended through August 1, 1997 (Incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).


  3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-98708) (the Registration Statement")).

  4.1 Indenture, dated as of February 1, 1995 (the "Indenture") among the Company, as Servicer, DPFC, as Issuer, and Bankers Trust Company, as Indenture Trustee ("Bankers Trust") (Incorporated by reference to Exhibit 10.12 of the Registration Statement).

  4.2           Amendment  No. 1 to the  Indenture  (Incorporated  by
                reference  to  Exhibit  10.13  of  the   Registration
                Statement).

  4.3           Amendment No. 2 to the Indenture,  dated as of August
                5, 1996.

  4.4 Amendment No. 3 to the Indenture, dated as of July 2, 1997 (Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

  4.5 Amendment No. 4 to the Indenture, dated as of November 4, 1997.

 10.1*          1995 Stock Option Plan  (Incorporated by reference to
                Exhibit 10.1 of the Registration Statement).

 10.2* Amendment No. 1 to the Company's 1995 Stock Option Plan (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Registration No. 333-21825).

 10.3*          Stock   Option   Plan  for   Non-Employee   Directors
                (Incorporated by reference to Exhibit 10.2 of the Registration Statement).

 10.4* Form of option agreement dated November 17, 1997 granted to each Bradley N. Rotter, Alan B. Perper and John Ward Rotter.

 10.5 Office Lease/Francisco Bay Office Park by and between HHC Investments, Ltd. and Echelon (Incorporated by reference to Exhibit 10.3 of the Registration Statement).

 10.6 Assignment and Assumption Agreement dated September 30, 1995 (Incorporated by reference to Exhibit 10.16 of the Registration Statement).

 10.7 Agreement between the Company and New Echelon LLC regarding allocation of costs (Incorporated by reference to Exhibit 10.4 of the Registration Statement).

 10.8*          Profit  Sharing  Plan  (Incorporated  by reference to
                Exhibit 10.5 of the Registration Statement).

 10.9 Contribution, Sale and Servicing Agreement ("Servicing Agreement") dated as of February 1, 1995 among the Company, DPFC and Bankers Trust (Incorporated by reference to Exhibit 10.14 of the Registration Statement).

 10.10 Amendment No. 1 to Servicing Agreement (Incorporated by reference to Exhibit 10.15 of the Registration Statement).

 10.11 Amendment No. 2 to the Servicing Agreement (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 10.12 Master Agreement for Purchase of Life Insurance Policies dated September 27, 1996 (Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

 10.13 Amendment dated as of November 13, 1996 to Master Agreement for Purchase of Insurance Policies dated as of September 27, 1996 (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

 10.14 Purchase and Sale Agreement dated as of January 16, 1997 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

 10.15 Second Master Agreement for Purchase of Insurance Policies dated as of February 10, 1997 (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

 10.16 Third Master Agreement for Purchase of Insurance Policies dated as of March 24, 1997 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

 10.17 Indemnification Agreement, dated September 30, 1995, between the Company (as successor to Echelon) and New Echelon LLC (Incorporated by reference to Exhibit
                10.18 of the Registration Statement).

 10.18 Limited Liability Company Agreement of Allegiance Capital, LLC (Incorporated by reference to Exhibit
                10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

 10.19          Fourteen  Hill  Capital,  L.P.  Agreement  of Limited
                Partnership  (Incorporated  by  reference  to Exhibit
                10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

 10.20 Fourteen Hill Management, LLC Operating Agreement by Point West Capital and Fourteen Hill Management, LLC as of June 9, 1997 (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

21.1            Subsidiaries of the Company.

23.1            Consent of Independent Certified Public Accountants.

24.1            Powers of Attorney.

27              Financial Data Schedule.

*               Management contract or compensation plan or arrangement