Form 10-Q
period 1998-03-31
POINT WEST CAPITAL CORP
filed 1998-05-20
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission file number 0-27736

                         POINT WEST CAPITAL CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           94-3165263
                   --------                           ----------
              (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)      Identification Number)

          1700 Montgomery Street, Suite 250
          ---------------------------------
            San Francisco, California                       94111
            -------------------------                     ---------
        (Address of principal executive offices)          (Zip Code)


                             (415) 394-9467
                             --------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1998, there were 3,253,324 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION


                                      INDEX

                                                                        Page #
                                                                        ------
Part I

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets
                 March 31, 1998 and December 31, 1997                     1

            Consolidated Statements of Operations
                 and Comprehensive Income for the                         2
                 Three Months Ended March 31, 1998 and 1997

            Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1998 and 1997               3

            Condensed Notes to Consolidated Financial Statements         4-9

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    10-17

Item 3.     Quantitative and Qualitative Disclosures
                 About Market Risk                                        17


Part II

Item 1.     Legal Proceedings                                             18

Item 6.     Exhibits and Reports on Form 8-K                              18


Signatures                                                                19
----------


                                      (i)

                                            POINT WEST CAPITAL CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                         March 31, 1998 and December 31, 1997



                                                                                  March 31,            December 31,
                                 ASSETS                                             1998                   1997
                                                                             ====================   ====================

Cash and cash equivalents                                                  $           4,841,069  $          10,039,560
Restricted cash                                                                        3,698,306              3,756,714
Investment securities (note 2)
           Held-to-maturity                                                            2,220,000              2,220,000
           Available-for-sale                                                          9,386,231              3,597,343
Matured policies receivable                                                              706,969                305,435
Loans receivable, net of unearned income of $89,334
           and $59,884, respectively (note 3)                                          6,637,093              4,015,716
Assets held for sale (note 4)                                                             81,170                129,334
Purchased life insurance policies (note 5)                                            35,124,848             36,586,788
Investment in convertible preferred shares at cost                                     1,658,478              1,658,478
Deferred financing and organizational costs, net of
           accumulated amortization of $684,540 and
           $621,884, respectively                                                        462,777                525,433
Furniture and equipment, net of accumulated depreciation of
           $759 and $341, respectively                                                     8,180                  6,862
Other assets                                                                             219,270                127,590
                                                                             --------------------   --------------------

           Total assets                                                    $          65,044,391  $          62,969,253
                                                                             ====================   ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                           $             197,685  $             183,150
Accounts payable                                                                         161,830                216,851
Accrued compensation payable                                                              50,000                193,000
Reserve for equity interest in wholly owned financing
           subsidiary (note 5)                                                         1,499,361              2,300,037
Long term notes payable  (note 6)                                                     38,804,107             38,804,107
Deferred income taxes                                                                      6,000                  6,000
                                                                             --------------------   --------------------

           Total                                                                      40,718,983             41,703,145
           liabilities
                                                                             --------------------   --------------------

Stockholders' equity:
           Preferred stock, $0.01 par value; 2,000,000 authorized shares:
                Convertible Preferred Stock, 135,000 authorized shares,
                0 shares issued and outstanding                                               --                     --
           Common stock, $0.01 par value; 15,000,000 authorized shares,
                4,291,824 shares issued
                3,253,324 shares outstanding                                              42,918                 42,918
           Additional paid-in-capital                                                 29,496,720             29,496,720
           Comprehensive income-- net unrealized
                investment gains (note 2 and 7)                                        5,736,111              2,597,239
           Retained deficit                                                          (8,076,309)            (7,996,737)
           Treasury stock, 1,038,500 shares                                          (2,874,032)            (2,874,032)
                                                                             --------------------   --------------------

           Total stockholders' equity                                                 24,325,408             21,266,108
                                                                             --------------------   --------------------

           Total liabilities and stockholders' equity                      $          65,044,391  $          62,969,253
                                                                             ====================   ====================

      See accompanying condensed notes to consolidated financial statements


                                 POINT WEST CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       For the Three Months Ended March 31, 1998 and 1997



                                                                        Three Months Ended
                                                                            March 31,
                                                                      1998             1997
                                                                 --------------   --------------


Income:
     Earned discounts on matured policies (note 8)              $       316,133  $       184,286
     Interest income                                                    351,307          207,636
     Gain on sale of convertible
           preferred shares                                                  --          699,665
     Gain on assets sold (note 4)                                       138,837          870,641
     Other                                                               63,485           31,194
                                                                  --------------   --------------
           Total income                                                 869,762        1,993,422

Expenses:
     Interest expense                                                   904,120          938,470
     Compensation and benefits                                          349,559          270,283
     Other general and administrative expenses                          433,257          565,736
     Amortization                                                        62,656           58,426
     Depreciation                                                           418               --
                                                                  --------------   --------------
           Total expenses                                             1,750,010        1,832,915
                                                                  --------------   --------------

           Income (loss) before net loss in wholly
              owned financing subsidiary charged
              to reserve for equity interest                          (880,248)          160,507

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest (note 5)                            800,676          934,693

                                                                  --------------   --------------
           Net income (loss)                                    $      (79,572)  $     1,095,200
                                                                  ==============   ==============

Comprehensive income-- net unrealized
     investment gains (note 7)                                        3,138,872               --
Total comprehensive income (note 7)                                   3,059,300               --

Basic earnings (loss) per share (note 9)                                 (0.02)             0.27
Diluted earnings (loss) per share (note 9)                               (0.02)             0.27

Weighted average number of shares of common stock
     outstanding (note 9)                                             3,253,324        4,053,774
Weighted average number of shares of common stock
     and common stock equivalents outstanding (note 9)                3,253,324        4,122,160



     See accompanying condensed notes to consolidated financial statements


                                        POINT WEST CAPITAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Three Months Ended March 31, 1998 and 1997




                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                       1998                    1997
                                                                               ---------------------   ---------------------


Cash flows for operating activities:
    Net income (loss)                                                       $              (79,572) $             1,095,200
    Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
          Depreciation and amortization                                                      63,074                  58,426
          Gain on assets                                                                  (138,837)               (870,641)
          Gain on sale of convertible preferred shares                                           --               (699,665)
          Earned discounts on policies                                                    (316,133)               (184,286)
          Purchase of life insurance policies                                                    --               (666,217)
          Expense of premiums previously capitalized                                         57,738                      --
          Collections on matured life insurance policies                                  1,318,280               3,217,810
          Increase in other assets                                                         (91,696)               (108,723)
          Increase in accrued expenses                                                       14,535                   4,784
          Increase (decrease) in accounts payable                                          (55,021)                 357,481
          Decrease in accrued compensation payable                                        (143,000)               (121,419)
          Decrease in reserve for equity interest in wholly
                    owned financing subsidiary                                            (800,676)               (934,693)
                                                                               ---------------------   ---------------------
                    Net cash (used in) provided by operating activities                   (171,308)               1,148,057
                                                                               ---------------------   ---------------------

Cash flows from investing activities:
    Proceeds from sale of assets held for sale                                              187,522               9,073,644
    Purchase of furniture and equipment                                                     (1,736)                      --
    Decrease in restricted cash                                                              58,408                 290,486
    Increase in investment securities                                                   (2,650,000)             (2,275,583)
    Increase in loans receivable                                                        (2,645,550)                      --
    Principal payments on loans receivable                                                   24,173                      --
    Sale of investment in convertible preferred stock                                            --               1,835,537
                                                                               ---------------------   ---------------------
                    Net cash (used in) provided by  investing activities                (5,027,183)               8,924,084
                                                                               ---------------------   ---------------------

Cash flows from financing activities:
    Principal payments on long term notes payable                                                --             (2,134,194)
    Purchase of treasury stock                                                                   --               (337,313)
    Increase in financing costs                                                                  --                 (5,000)
                                                                                                       ---------------------
                                                                               ---------------------
                    Net cash used in financing activities                                        --             (2,476,507)
                                                                               ---------------------   ---------------------

                    Net (decrease) increase in cash and cash equivalents                (5,198,491)               7,595,634

Cash and cash equivalents, beginning of period                                           10,039,560               6,586,447
                                                                               ---------------------   ---------------------

Cash and cash equivalents, end of period                                    $             4,841,069 $            14,182,081
                                                                               =====================   =====================


Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized gain on securities available for sale                        $             5,736,111 $                    --
                                                                               =====================   =====================
Supplemental disclosure of cash flow information:
    State taxes paid                                                        $                 1,930 $                23,136
                                                                               =====================   =====================
    Cash paid for interest                                                  $               889,584 $               933,686
                                                                               =====================   =====================


     See accompanying condensed notes to consolidated financial statements



                         POINT WEST CAPITAL CORPORATION
                         -------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------


1.       General Description
--       -------------------

         The unaudited consolidated financial statements of Point West Capital Corporation ("Point West") and its consolidated entities (the "Company") as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet as of December 31, 1997 has been derived from the audited consolidated financial statements of the Company. The statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K").

         Point West is a specialty  financial  services  company.  The Company's financial statements consolidate the assets, liabilities and operations of Dignity Partners Funding Corp. I ("DPFC"), Fourteen Hill Management, LLC ("Fourteen Hill Management"), Fourteen Hill Capital ("Fourteen Hill Capital"), Allegiance Capital, LLC ("Allegiance") and Allegiance Funding Corp. I ("Allegiance Funding").

         Until February 1997, the Company provided viatical settlements for terminally ill persons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Subsequently, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through the formation of Fourteen Hill Management and Fourteen Hill Capital, which invest in small businesses, and Allegiance and Allegiance Funding, which loan funds to funeral home and cemetery owners. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC, and to evaluate other strategic business opportunities. Fourteen Hill Capital and Allegiance are indicative of the types of business opportunities the Company intends to pursue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fourteen Hill Management and Fourteen Hill Capital" and "-- Allegiance and Allegiance Funding."

         During 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end
1998  financial   statements.   The Company will  comply  with  the  disclosure
requirements.

 2.      Investment Securities
 --      ---------------------

         Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Instruments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses (net of applicable taxes) as a separate component of stockholders' equity. Many of the equity securities classified as available-for-sale are securities or convertible into securities traded in the Over-the-Counter ("OTC") Market. Fair market value is estimated by the Company based on the average closing bid of the stock for the last three trading days of the reporting period, and adjusted to reflect management's estimate of liquidity constraints. The Company had no trading securities at March 31, 1998 or December 31, 1997. Any realized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported in the income statement as recognized.

         The amortized costs and estimated fair value of investment securities as of March 31, 1998 and December 31, 1997 are as follows:


                                                        March 31, 1998
------------------------------------------------------------------------------------------------------------
                                                   Gross Unrealized    Gross Unrealized
                                 Amortized Cost          Gains               Loss
                                                                                             Fair Value


Held-to-maturity
     Corporate bonds           $    2,220,000      $       125,000    $         (2,500)   $    2,342,500
                               --------------      ---------------    -----------------   --------------
Total held-to-maturity         $    2,220,000      $       125,000    $         (2,500)   $    2,342,500

Available-for-sale
     Common stock              $    3,650,000      $    5,736,231     $              --   $    9,386,231
     Warrants                  $            0      $            0     $              --   $            0
                               ------------------  -----------------  ------------------  ------------------

Total available-for-sale       $    3,650,000      $    5,736,231     $              --   $    9,386,231





                                                       December 31, 1997
-------------------------------------------------------------------------------------------------------

                                                   Gross Unrealized    Gross Unrealized
                                 Amortized Cost          Gains               Loss
                                                                                            Fair Value




Held-to-maturity
     Corporate bonds           $    2,220,000      $         75,000   $         (5,000)   $    2,290,000
                               --------------      ----------------   -----------------   --------------
Total held-to-maturity         $    2,220,000      $         75,000   $         (5,000)   $    2,290,000

Available-for-sale
     Common stock              $      903,181     $       1,355,153     $            --   $    2,258,334
     Warrants                  $       96,819     $       1,242,190     $            --   $    1,339,009
                               --------------     -----------------     ---------------   --------------
   Total available-for-sale    $    1,000,000     $       2,597,343     $            --   $    3,597,343




         The Company classifies debt securities for which it has the positive intent and ability to hold to maturity as held-to-maturity. All investments in debt securities classified as held-to-maturity at March 31, 1998 and December 31, 1997 have maturity dates ranging from one to six years. Warrants classified as available-for-sale have expiration dates ranging from one to five years. The value of the warrants was determined using the Black-Scholes Model. The warrants held by the Company at March 31, 1998 had no cost or market value. One of the small business entities in which Fourteen Hill Capital had invested as of December 31, 1997, issued a redemption notice to call a warrant. On January 26, 1998, Fourteen Hill Capital exercised this warrant for $1 million.

         Unrealized gains on available-for-sale securities (representing differences between estimated fair value and cost) of $5.7 million and $2.6 million at March 31, 1998 and December 31, 1997, respectively, were credited (net of applicable taxes) to a separate component of stockholders' equity called "Comprehensive Income -- Net Unrealized Investment Gains."

3.       Loans Receivable
--       ----------------

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Fourteen Hill Capital. Such loans are reported at amortized cost, and interest is accrued as earned. All loans at March 31, 1998 and December 31, 1997 were current, and no reserves were considered necessary as of such dates.

         Allegiance provides senior secured loans to funeral homes and cemetery owners. Two loans were outstanding at March 31, 1998 in the aggregate principal amount of $5.9 million, one of which bears interest at a fixed interest rate per annum of 9.4% and the other of which bears interest at a fixed interest rate per annum of 9.8%. Such loans mature, subject to permitted prepayments, in approximately fifteen years with monthly principal payments.

         Fourteen Hill Capital provides financing to small businesses. The one loan outstanding at March 31, 1998 in the principal amount of $795,000 bears a fixed interest rate per annum of 15% and matures, subject to permitted prepayments, in approximately 5 years. The only loan made by Fourteen Hill Capital in 1997 in the amount of $250,000 was paid in full on January 20, 1998.

4.       Assets Held for Sale and Related Sale Agreements
--       ------------------------------------------------

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, it reclassified all assets owned as of such date, other than the assets of DPFC, to a "held-for-sale" category. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Accordingly, such assets are recorded on the balance sheet as of March 31, 1998 and December 31, 1997 at the lower of carrying value or fair value less estimated cost to sell. In connection with the decision to sell assets, the Company established a reserve for loss on sale of assets in 1996 and reevaluates such reserve each quarter. Assets held for sale consist of:


                                                                 March 31, 1998           December 31, 1997
                                                                 --------------           -----------------
     Capitalized costs                                        $         290,262           $       525,697
     Earned discounts on life insurance policies                          1,704                     2,482
     Reserve for loss on sale                                          (210,796)                 (398,845)
                                                              ------------------          ----------------
     Assets held for sale                                     $          81,170           $       129,334
                                                              ------------------          ----------------


         The calculation of reserve for loss on sale was calculated based on the life expectancy of the insured under each life insurance policy in relation to prices obtained by the Company in connection with other sales, management's estimate of the current saleability of such policy, the type of policy

(e.g., term or whole life), the age of the insured and premiums on such policy. Any gain or loss due to the difference between actual proceeds (less any back end sourcing fees) and the carrying value after giving effect to the reserve for loss on sale of assets is reported as a realized gain or loss on assets sold at the time any sale proceeds are received.

         Through December 31, 1997, the Company entered into several agreements to sell portions of its portfolio of policies. None of the purchasers thereunder is affiliated with the Company or any of its directors or officers. The sale agreements provided for the sale, upon the issuing insurance company's acknowledgment of transfer of ownership, of an aggregate of 373 policies having an aggregate face value of $29.2 million. Through March 31, 1998, the sale of 352 policies with an aggregate face value of $28.8 million had been consummated. Eleven policies covered by the sales agreements were not sold because the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy and the Company collected the death benefit instead of selling these policies. The remaining 10 policies (representing approximately $534,000 in face amount) were carried on the balance sheet at March 31, 1998 at $81,000 after giving effect to the reserve for loss on assets held for sale.

         The policies representing "assets held for sale" consist of the policies under the aforementioned sales agreements. The Company experienced delays or difficulties in transferring the ownership of the remaining 10 policies described above and, due to contractual provisions in the related sales agreements, the sales of these policies have not been consummated. However, the Company is pursuing other alternatives for the sale of these policies.

5.       Purchased Life Insurance Policies
--       ---------------------------------

         Effective July 1996, purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes (as defined in Note 6), will require the consent of the Company and the Noteholders. The Company has discussed potential sales of DPFC policies with the Noteholders; however, the Company has not determined whether it will decide to sell such policies and cannot determine whether the Noteholders will consent to such a sale or whether such a sale is feasible. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's equity interest in DPFC. As of March 31, 1998 and December 31, 1997, the reserve was $1.5 million and $2.3 million, respectively. The reserve provides for the write-off of the unrealized residual value associated with DPFC.

6.       Long Term Notes Payable
--       -----------------------

         The Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") issued by DPFC previously provided for a maximum lending commitment of $50 million. As a result of an early amortization event in June 1996, the maximum lending commitment was reduced to the then outstanding principal amount ($45.5 million), and principal payments on the Securitized Notes began in July 1996. Principal and interest payments on the Securitized Notes are payable solely from collections on pledged policies and deposited funds. The Securitized Notes are reported on the balance sheet as long term notes payable. The Securitized Notes bear a fixed interest rate of 9.17% per annum.

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. However, to the extent that the losses of DPFC exceed its equity (creating a deficit), the deficit would be recorded by the Company as a loss. Upon the retirement of the Securitized Notes at less than book value, the Company would recognize a gain for the difference, which is expected to approximate the deficit of DPFC. At March 31, 1998, the equity of DPFC was $1.5 million.

         Point West is the servicer of the policies pledged under the indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

7.       Stockholders' Equity
--       --------------------

         Changes in stockholders' equity during the first three months of 1998 reflected the following:

             Stockholders' equity, beginning of period           $  21,266,108
                  Comprehensive income -- net unrealized
                  investment gains                                   3,138,872
                                                                 -------------
                  Net loss                                             (79,572)
                                                                 -------------
             Stockholders' equity, end of period                 $  24,325,408



         During 1997, FASB issued Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997. At March 31, 1998, the Company's total comprehensive income includes net unrealized investment gains which represents the increase in the Company's investment securities in common stock classified as available-for-sale, net of applicable taxes.

8.       Earned Discounts
--       ----------------

         With the decision to sell all or substantially all of the Company's assets, any income on matured policies since the third quarter of 1996 has been recorded as earned discounts on matured policies and recorded upon the notification of death of the insured. Such income is equal to the difference between the proceeds the Company received on the policies (less any back end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on sale of such policies.

9.       Earnings per Share
--       ------------------

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, was issued in February 1997 and is effective for years ending after December 15, 1997. Under SFAS 128, earnings per share ("EPS") is reported as two separate calculations: Basic EPS, similar to the previous primary EPS excluding stock equivalents; and, Diluted EPS, similar to the previous fully diluted EPS.

         The weighted average number of common stock shares and additional common stock equivalent shares used in computing EPS are set forth below for the periods indicated.


                                                                      March 31, 1998          March 31, 1997
                                                                      ==============         ===============

Weighted  average  number of shares of common stock
outstanding.......................................                        3,253,324                4,053,774
Additional common stock equivalents ..............                               --                   68,386
                                                                    ---------------          ---------------
Weighted  average  number of shares of common  stock
and  common stock equivalents outstanding ........                        3,253,324                4,122,160



         Diluted EPS for the three months ended March 31, 1998 do not include common stock equivalents due to their anti-dilutive effect. Common Stock equivalents for the three months ended March 31, 1997 include, to the extent they do not have an anti-dilutive effect, employee stock options, non-employee director stock options and warrants issued to Jefferies & Company, Inc., the investment banking firm which advised the Company in connection with strategic options.

10.      Litigation
--       ----------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

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

11.      Events Subsequent to the Balance Sheet Date
---      -------------------------------------------

       On  May  7,  1998,   Fourteen  Hill  Capital  invested  $1,000,000  in
convertible preferred stock of a small business entity.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 1998, and of the results of operations for the Company for the three months ended March 31, 1998 and 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the reclassification into "assets held for sale" of a substantial portion of the Company's assets in 1996 and related accounting consequences and the inception of two businesses in the second half of 1997) the Company's results of operations and cash flows for the three months ended March 31, 1998 are not comparable to those for the three months ended March 31, 1997.

Overview

         The Company is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Fourteen Hill Management, Fourteen Hill Capital, Allegiance and Allegiance
Funding. See the Form 10-K and Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In February 1997, Point West's Board of Directors (the "Board") decided to cease the Company's viatical settlement business. The Board's decision resulted from
(i) accounts of research results reported at the International AIDS Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), (ii) the Board's belief regarding increased risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV or AIDS, (iii) accounts of subsequent research results which appeared to confirm the reports from the AIDS Conference, and (iv) a determination by the Board that it was not viable for the Company to continue to operate a viatical settlement business solely for non-AIDS policies. Also as a result of the accounts of research results reported at the AIDS Conference, the Company decided in the third quarter of 1996 to sell all or substantially all of its assets. Through December 31, 1997, the Company had entered into agreements to sell 373 policies with an aggregate face value of $29.2 million and had consummated the sale of all but 10 of such policies (having an aggregate face value of $534,000) at March 31, 1998. See "Results of Operations -- Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997 -- Gain on Assets Sold" and Note 4 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding assets held for sale.

         Subsequent to February 1997, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through the formation of Fourteen Hill Management and Fourteen Hill Capital, which invest in small businesses, and Allegiance and Allegiance Funding, which loan funds to funeral home and cemetery owners. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC, and to evaluate other strategic business opportunities. Fourteen Hill

Capital and Allegiance, whose business activities are described below, are indicative of the types of business opportunities the Company intends to pursue.

Fourteen Hill Management and Fourteen Hill Capital
--------------------------------------------------

         On June 3, 1997, the Company formed Fourteen Hill Management and Fourteen Hill Capital. Fourteen Hill Management is a wholly owned limited liability company of Point West formed solely for the purpose of serving as the general partner of one or more small business investment companies ("SBIC"). Fourteen Hill Capital is a limited partnership formed solely for the purpose of operating as an SBIC. Fourteen Hill Capital received its SBIC license from the Small Business Administration ("SBA") effective September 26, 1997. Fourteen Hill Management is the sole general partner of Fourteen Hill Capital, and owns 99.976% of the partnership interests. Point West is one of the two limited partners of Fourteen Hill Capital and owns 0.022% of the partnership interests. The remaining 0.002% of the partnership interest is owned by one unaffiliated limited partner. Point West capitalized Fourteen Hill Management with $5.0 million. To the extent that Fourteen Hill Management contributes additional capital to Fourteen Hill Capital, Fourteen Hill Management's equity interest will increase.

         Fourteen Hill Capital provides loans, debt and equity capital to small companies (i.e., generally companies with a net worth less than $18 million and average net income less than $6 million for the last two years). Fourteen Hill Capital commenced operations in August 1997. At March 31, 1998, Fourteen Hill Capital had one loan and three equity investments outstanding for which it had originally provided funds in the aggregate amount of $4.4 million. At March 31, 1998, such loans and investments were carried on the balance sheet at $10.1 million. The difference between such carrying value and the original funds provided is reflected as "Comprehensive Income -- Net Unrealized Investment Gains" in stockholders' equity. Many of the equity securities classified as available-for-sale are securities traded in the Over-the-Counter ("OTC") Market. Fair market value is estimated by the Company and is based on the average closing bid of the stock for the last three trading days of the reporting period and decreased to reflect management's estimate of liquidity constraints.

         At present, Fourteen Hill Capital does not have any outstanding debt from the SBA, and the Company believes that, until Fourteen Hill Capital liquidates a portion of one of its investments or increases its regulatory capital, Fourteen Hill Capital may not be able to access all such debt from the SBA. See the Form 10-K and Notes 2, 3 and 11 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding Fourteen Hill Management and Fourteen Hill Capital.

Allegiance and Allegiance Funding
---------------------------------

         Allegiance is a limited liability company formed on September 5, 1997 as a specialty finance company to provide senior secured loans to funeral homes and cemetery owners. Through March 31, 1998, Allegiance had funded two loans in the aggregate principal amount of $5.9 million. Point West provided the capital to Allegiance for such loans. Point West has a 54% equity interest and 95% voting control in Allegiance and serves as the managing member of Allegiance. Allegiance's president and its vice president of marketing, each of whom was hired in September 1997, have the balance of such interests. Allegiance owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to facilitate the potential securitization of loans consummated by Allegiance. Net profits of Allegiance for each calendar year will be allocated first to Point West in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall will be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West to the extent that in each year sufficient profits are available with no carry forward provided. See the Form 10-K and Note 3 of the Notes to Consolidated Financial Statements (contained herein) for further information regarding Allegiance and Allegiance Funding.

Method of Accounting
--------------------

         As a result of the Company's decision to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996 and reevaluates this reserve quarterly. The Company also established a reserve for loss of Point West's equity interest in DPFC during 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequent reports of the efficacy of new treatments for AIDS/HIV. The reserve for loss on sale of assets was $211,000 and $399,000 as of March 31, 1998 and December 31, 1997, respectively. The reserve for loss of Point West's equity interest in DPFC was $1.5 million and $2.3 million as of March 31, 1998 and December 31, 1997, respectively. In addition, beginning in 1996, the Company began generally recognizing income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies. See the Form 10-K and Notes 4 and 5 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding the reserve for loss on sale of assets and the reserve for loss of Point West's equity interest in DPFC.

         SFAS 115 requires marketable debt and equity securities (including those held by Fourteen Hill Capital) to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses (net of applicable taxes) as a separate component of stockholders' equity. The Company had no trading securities at March 31, 1998 or December 31, 1997. Any realized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported in the income statement as recognized. See Note 2 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         The Company accounts for loans advanced by Fourteen Hill Capital and Allegiance by accruing interest on outstanding balances. Since only three loans were outstanding at March 31, 1998 and December 31, 1997, the Company evaluated the loans and determined that a specific reserve was not necessary. As the loan portfolio grows, general reserves will be added to the extent considered necessary. See Note 3 of the Condensed Notes to Consolidated Financial Statements (contained herein).

Certain Accounting Implications for DPFC
-----------------------------------------

         Although the Securitized Notes had an expected life of 2.1 years in September 1995, the Securitized Notes were not retired through collections by October 1997. At March 31, 1998, $38.8 million was outstanding under the Securitized Notes. In the event that the collection experience for DPFC policies is substantially delayed, the equity of DPFC may become negative. Based on the recent collection experience, the Company believes the equity of DPFC will become negative in the third quarter of 1998.

         Additionally, if the collection experience for the DPFC policies is substantially delayed, the value of the equity of DPFC may erode further for any of the following reasons. First, a decision to discontinue paying premiums on some policies may be made because the present value of the expected death benefit on some policies may be less than expected future premiums to be paid on such policies. Second, the face value of certain policies (especially group term) may begin to decrease as the people whose lives are insured thereunder reach specified age levels (often 65). Finally, policies for which the insurance was continued under a disability provision may be uneconomical to convert given the insured's age and life expectancy if such insured person is no longer considered disabled. The Company cannot determine at present the extent to which policies held by DPFC will be so affected.

         In light of the foregoing, to the extent that the losses of DPFC exceed its equity (creating a deficit), the deficit would be recorded by the Company as a loss. Upon the retirement of the Securitized Notes at less than book value, the Company would recognize a gain for the difference, which is expected to approximate the deficit of DPFC. At March 31, 1998, the equity of DPFC was $1.5 million. The Securitized Notes represent the obligations solely of DPFC. The Company did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.


Results of Operations
---------------------

Three Months Ended March 31, 1998 Compared to the Three Months Ended
--------------------------------------------------------------------
March 31, 1997
--------------

         Earned Discounts. Earned discounts on matured polices increased 71.5% in the first quarter of 1998 compared to the first quarter of 1997. During the first quarter of 1998, the Company had earned discounts on 24 policies with a face value of $1.7 million, compared to 37 policies with a face value of $2.2 million during the first quarter of 1997. This increase is due primarily to the collection in the first quarter of 1998 of two above-average size policies with relatively low carrying values. See "Method of Accounting."

         Interest Income. Interest income increased 69.2% in the first quarter of 1998 compared to the first quarter of 1997. This increase is due primarily to the interest earned on loans made by Fourteen Hill Capital and Allegiance.

         Gain on Sale of Convertible Preferred Shares. In the first quarter of 1997 the Company recognized a $700,000 gain on the sale of a portion of Point West's investment in American Information Company, Inc. ("American Information"). Point West converted 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of American Information and sold such shares (approximately 38% of Point West's equity investment in American Information) to an unaffiliated third party for $1.8 million. The carrying value of such shares was $1.1 million. The Company accounts for this investment using the cost method.

         Gain on Assets Sold. The gain on assets sold decreased 84.0% in the first quarter of 1998 compared to the first quarter of 1997 because a large portion of the sale proceeds from life insurance policies was collected during the first quarter of 1997. The Company collected the sale proceeds on 4 policies resulting in a realized gain of $139,000 in the first quarter of 1998, compared to 188 policies resulting in a realized gain of $871,000 in the first quarter of 1997. The realized gain was calculated based on the difference between the sale proceeds and the carrying value of such policies after giving effect to the reserve for loss on sale of assets. See Note 4 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         Other Income. Components of other income include collections on policies of dividends, interest, paid-up cash values, increases in face value of matured policies, refunds of premiums on matured policies and realized capital gains on investments securities. Other income increased 103.5% during the first quarter of 1998 compared to the first quarter of 1997, due to an aggregate of $43,000 in paid-up cash values on two policies offset by a decrease associated with a smaller number of matured policies.

         Interest Expense. Interest expense decreased 3.7% in the first quarter of 1998 compared to the first quarter of 1997. Average borrowings under the Securitized Notes were $38.8 million in the first quarter of 1998 compared to $40.7 million in the first quarter of 1997. The interest rate on the Securitized Notes was 9.17% in both periods.

         Compensation and Benefits. Compensation and benefits increased 29.3% in the first quarter of 1998 compared to the first quarter of 1997. This increase was due to two new employees hired in September 1997 to support Allegiance's lending activities and an increase in compensation and benefits for employees in 1998.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 23.4% in the first quarter of 1998 compared to the first quarter of 1997. This decrease is primarily the result of $250,000 in legal expenses recorded in the first quarter of 1997 in connection with federal and state alleged class action lawsuits filed against the Company and its officers and directors. Partially offsetting the decrease was an increase in life insurance policy premium costs of $150,000 (including approximately $58,000 of premiums that were previously capitalized) recorded in the first quarter of 1998. Notwithstanding the increase in premium costs, such premium costs were reflected in the reduction of the reserve for loss on investment in wholly owned financing subsidiary. As a result, such increased premium costs did not impact net income.

         Net Loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. At March 31, 1998 and December 31, 1997 the reserve to reflect the estimated loss of Point West's entire equity interest in DPFC was $1.5 million and $2.3 million, respectively. The DPFC net loss of $801,000 and $935,000 recorded in the first quarter of 1998 and 1997, respectively, was included in the Company's net loss before net loss in wholly owned financing subsidiary charged to reserve for equity interest. This loss was charged against the reserve for equity interest in wholly owned financing subsidiary.


Liquidity and Capital Resources
-------------------------------

         Other than any debt borrowings that may be available to Fourteen Hill Capital through the SBA, the Company does not currently have an external funding source. Although Fourteen Hill Capital's SBIC license permits it, subject to certain conditions, to obtain debt from the federal government, because one of Fourteen Hill Capital's investments represents an amount greater than 20% of its regulatory capital (at May 20, 1998 this investment constituted 40% of regulatory capital), Fourteen Hill Capital may not be able to access such debt until it liquidates a portion of such investment or increases its regulatory capital. The Securitized Notes do not provide funds with which to fund operations. Allegiance is in the process of negotiating an external funding facility to support its loan activity. There can be no assurance that Allegiance will be able to obtain external funding or that any such funding will be on terms acceptable to the Company.

         At March 31, 1998, cash and cash equivalents was $4.8 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Fourteen Hill Capital and Allegiance and any other business opportunities the Company pursues. There can be no assurance that the Company will be successful in obtaining external financing on satisfactory terms assuming it determines it needs additional funds. Point West at present anticipates having sufficient liquidity to meet its capital commitments and working capital and operational needs through 1998, using current cash and cash equivalents. However, the Company does not have sufficient liquidity to fund the growth of the businesses of Allegiance or Fourteen Hill Capital.

         As of March 31, 1998, the outstanding principal amount of the Securitized Notes was $38.8 million. Principal repayments on the Securitized Notes began in July 1996. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal and interest obligations. See Note 6 of the Condensed Notes to Consolidated Financial Statements (contained herein).

Considerations Under the Investment Company Act of 1940
------------------------------------------------------

         The Investment Company Act of 1940 (the "1940 Act") creates a comprehensive regulatory framework applicable generally to investment companies (i.e., companies engaged primarily in the business of investing, reinvesting, holding or trading in securities within the meaning of the 1940 Act, whether or not those companies intend to be engaged primarily in such business). There are various percentage of assets and income tests under the 1940 Act (the "Percentage Tests") that are relevant in considering whether a company is deemed to be an investment company. Companies that are subject to the 1940 Act must register with the Securities and Exchange Commission (the "Commission") as investment companies and upon registration become subject to extensive regulation.

         The Company does not believe it is engaged primarily in the business of investing, reinvesting, holding or trading in securities within the meaning of the 1940 Act and the rules of the Commission promulgated thereunder and does not believe that it should be deemed to be an investment company under the Percentage Tests. It is possible, however, that the Company could, in the future, be deemed to be an investment company under the Percentage Tests or otherwise and, thus, be required to register and be regulated under the 1940 Act, which could significantly and adversely affect the Company's business and the market price of its Common Stock.

         In  particular,   through  Fourteen  Hill  Capital  the  Company  holds
investments in securities. These investments have been made primarily since January 1998. The value of these and certain of the Company's other investments have increased rapidly in the past two months, increasing the likelihood that the Company will, in the future, exceed one or more of the Percentage Tests, unless the Company's other businesses grow more rapidly than currently anticipated.

         Although, the Company intends to conduct its business so as to not become subject to regulation under the 1940 Act, the Company's ability to continue not being subject to registration and regulation under the 1940 Act will be subject to many factors, some of which may be outside the Company's control. Such factors include, among others, the successful and timely implementation of the Company's business plan, the relative values of the various assets which are held by the Company and the sources of the Company's income which, in turn, will be significantly affected by increases or decreases in the market value of assets held by Fourteen Hill Capital. In view of the foregoing, no assurance can be given that the Company may not, in the future, be required to register as an investment company under the 1940 Act or take steps to avoid being required to register. Such steps may include (i) disposing of certain assets at a time or in a manner which would not maximize potential returns, (ii) restricting additional investments by Fourteen Hill Capital (or otherwise) even if the capital to make additional investments is available, and (iii) initiating other businesses which may be different from the Company's other business activities.

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

Forward Looking Statements
--------------------------
         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (i) expectations regarding when the equity of DPFC will become negative (See "Certain Accounting Implications for DPFC"), (ii) sufficiency of the Company's liquidity and capital resources (See "Liquidity and Capital Resources"), (iii) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (See "Considerations Under the Investment Company Act of 1940"), and (iv) expected expenses to make the Company's computer operations Year 2000 Compliant. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the amount and timing of actual collections of DPFC policies following the death of the insured, (ii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (iii) availability and cost of capital, (iv) the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Considerations Under the Investment Company Act of 1940," and (v) the ability of the Company's suppliers and vendors to become Year 2000 compliant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

         Not required.

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)     Exhibits.

                    Number            Description
                    ------            -----------

                     27                Financial Data Schedule

                     99                Press Release For Fourteen Hill Capital,
                                       L.P.


         (b)     Reports on Form 8-K.


                  Date             Item Reported     Matter Reported
                  ----             -------------     ---------------

                March 26, 1998       5            The Company issued a press
                                                  release regarding its results
                                                  of operations for  1997.

                                   SIGNATURES
                                   ==========


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              POINT WEST CAPITAL CORPORATION



DATED:  May 20 1998                           /S/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




DATED:  May 20 1998                           /S/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)