Form 10-Q
period 1998-06-30
POINT WEST CAPITAL CORP
filed 1998-07-22
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 --------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 22, 1998, there were 3,253,324 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------

                                      INDEX
                                      -----
                                                                        Page #
                                                                        ------
Part I

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets
                 June 30, 1998 and December 31, 1997                     1

            Consolidated Statements of Operations
                 and Comprehensive Income for the
                 Three and Six Months Ended June 30, 1998 and 1997       2

            Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1998 and 1997                 3

            Condensed Notes to Consolidated Financial Statements        4-9

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   10-17

Item 3.     Quantitative and Qualitative Disclosures
                 About Market Risk                                      17


Part II

Item 1.     Legal Proceedings                                           18

Item 4.     Submission of Matters to a Vote of Securitiy Holders        18

Item 6.     Exhibits and Reports on Form 8-K                            19


Signatures                                                              20
----------

                                      (i)

                                        POINT WEST CAPITAL CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                     June 30, 1998 and December 31, 1997



                                                                             June 30,               December 31,
                              ASSETS                                           1998                    1997
                                                                            --------------         --------------

Cash and cash equivalents                                            $         2,354,067  $         10,039,560
Restricted cash                                                                3,700,148             3,756,714
Investment securities (note 2)
          Held-to-maturity                                                     2,220,000             2,220,000
          Available-for-sale                                                  12,626,483             3,597,343
Matured policies receivable                                                      325,225               305,435
Loans receivable, net of unearned income of $117,650
          and $59,884, respectively (note 3)                                   6,575,908             4,015,716
Assets held for sale (note 4)                                                     74,812               129,334
Purchased life insurance policies (note 5)                                    34,539,544            36,586,788
Non-marketable securities (note 6)                                             3,732,148             1,658,478
Deferred financing and organizational costs, net of
          accumulated amortization of $747,196 and
          $621,884, respectively                                                 450,122               525,433
Furniture and equipment, net of accumulated depreciation of
          $1,544 and $341, respectively                                           17,542                 6,862
Other assets                                                                     264,111               127,590
                                                                          --------------        --------------
          Total assets                                               $        66,880,110  $         62,969,253
                                                                          ==============        ==============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                     $           178,439  $            183,150
Accounts payable                                                                 179,081               216,851
Accrued compensation payable                                                     100,000               193,000
Reserve for equity interest in wholly owned financing
          subsidiary (note 5)                                                    407,324             2,300,037
Long term notes payable  (note 7)                                             38,528,914            38,804,107
Deferred income taxes                                                            706,000                 6,000
                                                                          --------------        --------------
          Total liabilities                                                   40,099,758            41,703,145
                                                                          --------------        --------------
Stockholders' equity:
          Common stock, $0.01 par value; 15,000,000 authorized shares,
               4,291,824 shares issued
               3,253,324 shares outstanding                                       42,918                42,918
          Additional paid-in-capital                                          29,496,720            29,496,720
          Comprehensive income-- net unrealized
               investment gains (note 2 and 8)                                 8,276,263             2,597,239
          Retained deficit                                                    (8,161,517)           (7,996,737)
          Treasury stock, 1,038,500 shares                                    (2,874,032)           (2,874,032)
                                                                          --------------        --------------
          Total stockholders' equity                                          26,780,352            21,266,108

          Total liabilities and stockholders' equity                 $        66,880,110  $         62,969,253
                                                                          ==============        ==============

           See accompanying condensed notes to consolidated financial statements


                         POINT WEST CAPITAL CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
            For the Three and Six Months Ended June 30, 1998 and 1997



                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                      1998            1997            1998            1997
                                                                  --------------  --------------  --------------  --------------


Income:
     Earned discounts on matured policies (note 9)              $        49,519 $       101,691         365,652 $       285,977
     Interest income                                                    347,848         337,574         699,155         545,210
     Gain on sale of convertible
           preferred shares                                                  --              --              --         699,665
     Gain on assets sold (note 4)                                        11,689         492,217         150,526       1,362,858
     Other                                                              105,403          38,681         168,888          69,875
                                                                    --------------  --------------  --------------   --------------
           Total income                                                 514,459         970,163       1,384,221       2,963,585

Expenses:
     Interest expense                                                   867,922         885,789       1,772,042       1,824,259
     Compensation and benefits                                          345,779         283,825         695,338         554,108
     Other general and administrative expenses                          414,562         459,377         847,819       1,025,113
     Amortization                                                        62,656          58,720         125,312         117,146
     Depreciation                                                           785              --           1,203              --
                                                                  --------------  --------------  --------------  --------------
           Total expenses                                             1,691,704       1,687,711       3,441,714       3,520,626
                                                                  --------------  --------------  --------------  --------------

           Loss before net loss in wholly
           owned financing subsidiary
           charged to reserve for equity interest                    (1,177,245)       (717,548)     (2,057,493)       (557,041)

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest (note 5)                          1,092,037         949,958       1,892,713       1,884,651

                                                                  -------------  --------------  --------------  --------------
           Net income (loss)                                    $      (85,208) $       232,410       (164,780) $     1,327,610
                                                                  ==============  ==============  ==============  ==============

Comprehensive income -- net unrealized
     investment gains (note 8)                                        2,540,152              --       5,679,024              --
Total comprehensive income (note 8)                                   2,454,944                       5,514,244

Basic earnings (loss) per share (note 10)                                (0.03)            0.07          (0.05)            0.35
Diluted earnings (loss) per share (note 10)                              (0.03)            0.06          (0.05)            0.34

Weighted average number of shares of common stock
     outstanding (note 10)                                            3,253,324       3,538,269       3,253,324       3,794,597
Weighted average number of shares of common stock
     and common stock equivalents outstanding (note 10)               3,253,324       3,620,246       3,253,324       3,870,388

           See accompanying condensed notes to consolidated financial statements

                                          POINT WEST CAPITAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Six Months Ended June 30, 1998 and 1997




                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 1998                    1997
                                                                          --------------------   -------------------


Cash flows for operating activities:
    Net income (loss)                                                  $             (164,780)$           1,327,610
    Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
          Depreciation and amortization                                               126,515               117,146
          Gain on assets                                                             (150,526)           (1,362,858)
          Gain on sale of convertible preferred shares                                     --              (699,665)
          Earned discounts on policies                                               (365,652)             (285,977)
          Purchase of life insurance policies                                              --              (915,272)
          Collections on matured life insurance policies                            2,275,514             4,215,074
          Increase in other assets                                                   (136,637)             (101,004)
          Increase in accrued expenses                                                 (4,711)               (2,626)
          Increase (decrease) in accounts payable                                     (37,771)              563,281
          Decrease in accrued compensation payable                                    (93,000)              (86,419)
          Decrease in reserve for equity interest in wholly
                   owned financing subsidiary                                      (1,775,769)           (1,884,651)
                                                                          --------------------   -------------------
                   Net cash (used in) provided by operating activities               (326,817)              884,639
                                                                          --------------------   -------------------

Cash flows from investing activities:
    Proceeds from sale of assets held for sale                                        205,696            11,856,688
    Purchase of furniture and equipment                                               (11,883)                   --
    Return of restricted cash                                                          56,566               495,144
    Purchase of investment and non-marketable securities                           (4,723,670)           (2,275,551)
    Additions to loans receivable                                                  (2,617,234)                   --
    Principal payments on loans receivable                                             57,042                    --
    Sale of investment in convertible preferred stock                                      --             2,021,187
                                                                          --------------------   -------------------
                   Net cash (used in) provided by  investing activities            (7,033,483)           12,097,468
                                                                          --------------------   -------------------

Cash flows from financing activities:
    Principal payments on long term notes payable                                    (275,193)           (2,317,515)
    Purchase of treasury stock                                                             --            (2,484,032)
    Increase in financing costs                                                       (50,000)               (5,000)
                                                                          --------------------   -------------------

                   Net cash used in financing activities                             (325,193)           (4,806,547)
                                                                          --------------------   -------------------

                   Net (decrease) increase in cash and cash equivalents            (7,685,493)            8,175,560

Cash and cash equivalents, beginning of period                                     10,039,560             6,586,447
                                                                          --------------------   -------------------

Cash and cash equivalents, end of period                               $            2,354,067 $          14,762,007
                                                                          ====================   ===================


Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized gain on securities available for sale (net of taxes)    $            8,276,263 $                  --
                                                                          ====================   ===================
Supplemental disclosure of cash flow information:
    State taxes paid                                                   $                8,530 $              31,456
                                                                          ====================   ===================
    Cash paid for interest                                             $            1,776,753 $           1,826,885
                                                                          ====================   ===================


           See accompanying condensed notes to consolidated financial statements


                        POINT WEST CAPITAL CORPORATION
                        ------------------------------
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.        General Description
--        -------------------

         The unaudited consolidated financial statements of Point West Capital Corporation ("Point West") and its consolidated entities (the "Company") as of June 30, 1998 and for the three and six month periods ended June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet as of December 31, 1997 has been derived from the audited consolidated financial statements of the Company. The statements and notes thereto included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K").

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

         Until February 1997, the Company provided viatical settlements for terminally ill persons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." Subsequently, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through the formation of Fourteen Hill Management and Fourteen Hill Capital, which invest in small businesses, and Allegiance and Allegiance Funding, which lend funds to funeral home and cemetery owners. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC, and to evaluate other strategic business opportunities. Fourteen Hill Capital and Allegiance are indicative of the types of business opportunities the Company intends to pursue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fourteen Hill Management and Fourteen Capital" and "-- Allegiance and Allegiance Funding."

         During 1997, the Financial Accounting Standard Board ("FASB") issued Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. The Company will comply with the disclosure requirements.

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

Many of the equity securities classified as available-for-sale are securities (or are convertible into securities) traded in the over-the-counter ("OTC") market. Fair market value is estimated by the Company based on the average closing bid of the securities for the last three trading days of the reporting period and is adjusted to reflect management's estimate of liquidity constraints. The Company had no trading securities at June 30, 1998 or December 31, 1997. Any unrealized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported in the income statement when realized.

         The amortized costs and estimated fair value of investment securities as of June 30, 1998 and December 31, 1997 are as follows:



                                                        June 30, 1998
------------------------------------------------------------------------------------------------------------
                                                   Gross Unrealized    Gross Unrealized
                                 Amortized Cost          Gains               Loss
                                                                                             Fair Value


Held-to-maturity
     Corporate bonds           $    2,220,000      $       130,000    $        (17,500)   $    2,332,500
                               --------------      ---------------    -----------------   --------------
Total held-to-maturity         $    2,220,000      $       130,000    $        (17,500)   $    2,332,500

Available-for-sale
     Common stock              $    3,650,000      $    8,975,856     $              --   $    12,625,856
     Warrants                  $            0      $          627     $              --   $           627
                               ------------------  -----------------  ------------------  ------------------

Total available-for-sale       $    3,650,000      $    8,976,483     $              --   $    12,626,483





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


         The Company classifies debt securities for which it has the positive intent and ability to hold to maturity as held-to-maturity. All investments in debt securities classified as held-to-maturity at June 30, 1998 and December 31, 1997 have maturity dates ranging from one to six years. Warrants classified as available-for-sale have expiration dates ranging from one to five years. Certain warrants outstanding at December 31, 1997 were exercised during the first quarter of 1998 and the securities purchased upon such conversion are reflected as available-for-sale.

         Unrealized  gains  on   available-for-sale   securities   (representing
differences between estimated fair value and cost) of $9.0 million and $2.6 million at June 30, 1998 and December 31, 1997, respectively, were  credited  (net  of  applicable  taxes)  to a  separate  component  of
stockholders'  equity  called   "Comprehensive  Income  --  Net  Unrealized
Investment Gains."

3.        Loans Receivable
--        ----------------

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Fourteen Hill Capital. Such loans are reported at amortized cost, and interest is accrued as earned. All loans at June 30, 1998 and December 31, 1997 were current, and no reserves were considered necessary as of either date.

         Allegiance had two loans outstanding at June 30, 1998 in the aggregate principal amount of $5.9 million, one of which bears interest at a fixed interest rate per annum of 9.4% and the other of which bears interest at a fixed interest rate per annum of 9.8%. Principal payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, in approximately fifteen years. Allegiance intends to aggregate and sell these loans and therefore hedges its interim interest rate exposure. Any gain or loss related to these hedges are deferred and recognized by the Company when the loans are sold. Until such time, any realized gains or losses on hedges are reflected on the balance sheet as an increase or decrease, as appropriate, in the carrying value of loans receivable. For the quarter ended June 30, 1998, the Company had realized gains on its hedging activities of $28,000 which decreased loans receivable in a like amount and unrealized net losses from its hedging activities of $70,000 which are not reflected on the balance sheet and which management believes are offset by increases in the market value of the loans.


         Fourteen Hill Capital had one loan outstanding at June 30, 1998 in the principal amount of $795,000. Such loan bears a fixed interest rate per annum of 15% and matures, subject to permitted prepayments, in approximately 5 years.

4.        Assets Held for Sale and Related Sale Agreements
--        ------------------------------------------------

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, it reclassified all assets owned as of such date, other than the assets of DPFC, to a "held-for-sale" category. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Accordingly, such assets are recorded on the balance sheet as of June 30, 1998 and December 31, 1997 at the lower of carrying value or fair value less estimated cost to sell. In connection with the decision to sell assets, the Company established a reserve for loss on sale of assets in 1996 and reevaluates such reserve each quarter.
Assets held for sale consist of:


                                                                 June 30 , 1998           December 31, 1997
                                                                 --------------           -----------------
     Capitalized costs                                        $         264,934           $       525,697
     Earned discounts on life insurance policies                          1,084                     2,482
     Reserve for loss on sale                                          (191,211)                 (398,845)
                                                              ------------------          ----------------
     Assets held for sale                                     $          74,812           $       129,334
                                                              ==================          ==================


         The reserve for loss on sale was calculated based on the life expectancy of the insured under each life insurance policy in relation to prices obtained by the Company in connection with other sales, management's estimate of the current saleability of such policy, the type of policy (e.g., term or whole life), the age of the insured and premiums on such policy. Any gain or loss due to the difference between actual proceeds (less any back end sourcing fees) and the carrying value after giving effect to the reserve for loss on sale of assets is reported as a realized gain or loss on assets sold at the time any sale proceeds are received.
                                       6

         Through December 31, 1997, the Company entered into several agreements to sell portions of its portfolio of policies. None of the purchasers thereunder is affiliated with the Company or any of its directors or officers. The sale agreements provided for the sale, upon the issuing insurance company's acknowledgment of transfer of ownership, of an aggregate of 373 policies having an aggregate face value of $29.2 million. Through June 30, 1998, the sale of 354 policies with an aggregate face value of $28.8 million had been consummated. Eleven policies covered by the sales agreements were not sold because the insured died prior to the issuing insurance company's acknowledgment of transfer of ownership of the policy and the Company collected the death benefit instead of selling these policies. The remaining 8 policies (representing approximately $493,000 in face amount) were carried on the balance sheet at June 30, 1998 at $74,812 after giving effect to the reserve for loss on assets held for sale.

         The policies representing "assets held for sale" consist of the 8 policies under the aforementioned sales agreements. The Company experienced delays or difficulties in transferring the ownership of the remaining 8 policies described above and, due to contractual provisions in the related sales agreements, the sales of these policies have not been consummated. However, the Company is pursuing other alternatives for the sale of these policies.

5.        Purchased Life Insurance Policies
--        ---------------------------------

         Effective July 1996, purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes (as defined in Note 7), requires the consent of the Company and the Noteholders. The Company has discussed potential sales of DPFC policies with the Noteholders; however, the Company has not determined whether it will decide to sell such policies and cannot determine whether the Noteholders will consent to such a sale or whether such a sale is feasible. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's equity interest in DPFC. As of June 30, 1998 and December 31, 1997, the reserve was $407,000 and $2.3 million, respectively. The reserve provides for the write-off of the unrealized residual value associated with DPFC. See Note 7.

6.        Non-Marketable Securities
--        -------------------------

         Non-marketable securities include investments in non-marketable debt and equity securities through Point West and Fourteen Hill Capital. The Company accounts for such non-marketable securities using the cost method.

         In 1996, Point West purchased convertible preferred shares in American Information Company, Inc. ("American Information"). As of June 30, 1998, the carrying value of such non-marketable preferred shares was $1.7 million. See the Form 10-K for further information regarding American Information.

         In the second quarter of 1998, Fourteen Hill Capital invested $1 million in the convertible preferred shares (convertible into common shares) of one unaffiliated small business entity and invested $1 million in the debt securities (which are convertible into preferred shares, which in turn are convertible into common shares) of another unaffiliated small business entity. The investment in the convertible debt bears a fixed interest rate per annum of 6.4%. Such interest is payable semi-annually (at the option of the holder) in cash or in preferred shares of the small business entity.
                                       7

7.        Long Term Notes Payable
--        -----------------------

         The Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") were issued by DPFC. Principal and interest payments on the Securitized Notes are payable solely from collections on pledged policies and deposited funds. The Securitized Notes are reported on the balance sheet as long term notes payable. The Securitized Notes bear a fixed interest rate of 9.17% per annum.

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. However, to the extent that the losses of DPFC exceed its equity (creating a deficit), the deficit would be recorded by the Company as a loss. Upon the retirement of the Securitized Notes at less than book value, the Company would recognize a gain for the difference, which is expected to approximate the deficit of DPFC. At June 30, 1998, the equity of DPFC was $407,000.

         Point West is the servicer of the policies pledged under the indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

8.        Stockholders' Equity
--        --------------------

         Changes in stockholders' equity during the first six months of 1998 reflected the following:

Stockholders' equity, beginning of period                       $   21,266,108
   Comprehensive income -- net unrealized investment gains           5,679,024
   Net loss                                                          (164,780)
                                                              -----------------
Stockholders' equity, end of period                             $   26,780,352


         During 1997, FASB issued Financial Accounting Standard No.130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997. At June 30, 1998, the Company's total comprehensive income includes net unrealized investment gains which represents the increase in the Company's investment securities classified as available-for-sale, net of applicable taxes.

9.        Earned Discount
--        ---------------

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

10.       Earnings per Share
---       ------------------

         Statement of Financial Accounting Standards No.128 ("SFAS 128"), Earnings per Share, was issued in February 1997 and is effective for years ending after December 15, 1997. Under SFAS 128, earnings per share ("EPS") is reported as two separate calculations: Basic EPS, similar to the previous primary EPS excluding stock equivalents; and, Diluted EPS, similar to the previous fully diluted EPS.

         The weighted average number of common stock shares and additional common stock equivalent shares used in computing EPS are set forth below for the periods indicated.

                                                                      For the three months      For the six months
                                                                        ended June 30,            ended June 30,
                                                                       ================           ===============
                                                                         1998       1997            1998         1997

Weighted  average  number of shares of common
     Stock outstanding.......................................          3,253,324  3,538,269       3,253,324    3,794,597
Additional common stock equivalents ..............                            --     81,977              --       75,791
                                                                       ---------  ---------       ---------    ---------
Weighted  average  number of shares of common  stock
and  common stock equivalents outstanding ........                     3,253,324  3,620,246       3,253,324    3,870,388
                                                                       =========  =========       =========    =========


         Diluted EPS for the three and six months ended June 30, 1998 do not include any common stock equivalents due to their anti-dilutive effect. Common Stock equivalents for the three and six months ended June 30, 1997 include, to the extent they do not have an anti-dilutive effect, employee stock options, non-employee director stock options and warrants issued to Jefferies & Company, Inc., the investment banking firm which advised the Company in connection with strategic options.

11.       Litigation
--        ----------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. The case is currently in discovery. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed pending resolution of the case described in the immediately preceding paragraph. The Company and each of the defendants intend to defend the action vigorously.

12.       Subsequent Events
--        -----------------

         On July 16, 1998, Fourteen Hill Capital borrowed $3 million from the Small Business Administration ("SBA").

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 1998, and of the results of operations for the Company for the three and six months ended June 30, 1998 and 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the reclassification into "assets held for sale" of a substantial portion of the Company's assets in 1996 and related accounting consequences and the starting of two new businesses in the second half of 1997) the Company's results of operations and cash flows for the three and six months ended June 30, 1998 are not comparable to those for the three and six months ended June 30, 1997.

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

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In February 1997, Point West's Board of Directors (the "Board") decided to cease the Company's viatical settlement business. The Board's decision resulted from
(i) accounts of research results reported at the International AIDS Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), (ii) the Board's belief regarding increased risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV or AIDS, (iii) accounts of subsequent research results which appeared to confirm the reports from the AIDS Conference, and (iv) a determination by the Board that it was not viable for the Company to continue to operate a viatical settlement business solely for non-AIDS policies. Also as a result of the accounts of research results reported at the AIDS Conference, the Company decided in the third quarter of 1996 to sell all or substantially all of its assets. Through December 31, 1997, the Company had entered into agreements to sell 373 policies with an aggregate face value of $29.2 million and had consummated the sale of all but 8 of such policies (having an aggregate face value of $493,000) at June 30, 1998. See "Results of Operations -- Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997 -- Gain on Assets Sold" and Note 4 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding assets held for sale.

         Subsequent to February 1997, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through the formation of Fourteen Hill Management and Fourteen Hill Capital, which invest in small businesses, and Allegiance and Allegiance Funding, which lend funds to funeral home and cemetery owners. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC, and to evaluate other strategic business opportunities. Fourteen Hill Capital and Allegiance, whose business activities are described below, are indicative of the types of business opportunities the Company intends to pursue.

Fourteen Hill Management and Fourteen Hill Capital
--------------------------------------------------

         On June 3, 1997, the Company formed Fourteen Hill Management and Fourteen Hill Capital. Fourteen Hill Management is a wholly owned limited liability company of Point West formed solely for the purpose of serving as the general partner of one or more small business investment companies ("SBIC"). Fourteen Hill Capital is a limited partnership formed solely for the purpose of operating as an SBIC. Fourteen Hill Capital received its SBIC license from the SBA effective September 26, 1997. Fourteen Hill Management is the sole general partner of Fourteen Hill Capital, and owns 99.978% of the partnership interests. Point West is one of the two limited partners of Fourteen Hill Capital and owns 0.02% of the partnership interests. The remaining 0.002% of the partnership interest is owned by one unaffiliated limited partner. Point West capitalized Fourteen Hill Management with $5.0 million.

         Fourteen Hill Capital provides loans, debt and equity capital to small companies (i.e., generally companies with a net worth less than $l8 million and average net income less than $6 million for the last two years). Fourteen Hill Capital commenced operations in August 1997. At June 30, 1998, Fourteen Hill Capital had one loan, one debt with equity features and four equity investments outstanding for which it had originally provided funds in the aggregate amount of $6.4 million. At June 30, 1998, such loans and investments were carried on the balance sheet at $15.4 million. The difference between such carrying value (net of applicable taxes) and the original funds provided is reflected as "Comprehensive Income -- Net Unrealized Investment Gains" in stockholders' equity. Many of the equity securities, which are held, by Fourteen Hill Capital and which are classified as available-for-sale, are securities traded in the OTC Market. Fair market value is estimated by the Company and is based on the average closing bid of the stock for the last three trading days of the reporting period and decreased to reflect management's estimate of liquidity constraints.

         As of July 16, 1998, Fourteen Hill Capital had borrowed $3 million from the SBA. See "Liquidity and Capital Resources." The Company believes that, until Fourteen Hill Capital liquidates a portion of one of its investments or increases its regulatory capital, Fourteen Hill Capital may not be able to borrow additional funds from the SBA. See the Form 10-K and Notes 2 and 3 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding Fourteen Hill Management and Fourteen Hill Capital.

Allegiance and Allegiance Funding
---------------------------------

         Allegiance is a limited liability company formed on September 5, 1997 as a specialty finance company to provide senior secured loans to funeral home and cemetery owners. Through June 30, 1998, Allegiance had funded two loans in the aggregate principal amount of $5.9 million. Point West provided the capital to Allegiance for such loans. Point West has a 65% ownership interest and 95% voting control in Allegiance and serves as the managing member of Allegiance. Allegiance's president and its vice president of marketing, each of whom was hired in September 1997, have the balance of such interests and have an option to acquire 5% of the equity interests if certain events occur. Allegiance owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to facilitate the potential securitization of loans consummated by Allegiance. Net profits of Allegiance for each calendar year will be allocated first to Point West in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall will be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West to the extent that in each year sufficient profits are available with no carry forward provided. See the Form 10-K and Note 3 of the Notes to Consolidated Financial Statements (contained herein) for further information regarding Allegiance and Allegiance Funding.

Method of Accounting
--------------------

         As a result of the Company's decision to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996 and reevaluates this reserve quarterly. The Company also established a reserve for loss of Point West's equity interest in DPFC during 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequent reports of the efficacy of new treatments for AIDS/HIV. The reserve for loss on sale of assets was $191,000 and $399,000 as of June 30, 1998 and December 31, 1997, respectively. The reserve for loss of Point West's equity interest in DPFC was $407,000 and $2.3 million as of June 30, 1998 and December 31, 1997, respectively. In addition, beginning in 1996, the Company began recognizing income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies. See the Form 10-K and Notes 4 and 5 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding the reserve for loss on sale of assets and the reserve for loss of Point West's equity interest in DPFC.

         SFAS 115 requires marketable debt and equity securities (including those held by Fourteen Hill Capital) to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses (net of applicable taxes) as a separate component of stockholders' equity. The Company had no trading securities at June 30, 1998 or December 31, 1997. Any unrealized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported in the income statement as realized. See Note 2 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         The Company accounts for loans advanced by Fourteen Hill Capital and Allegiance by accruing interest on outstanding balances. Since only three loans were outstanding at June 30, 1998 and December 31, 1997, the Company evaluated the loans and determined that a specific reserve was not necessary. As the loan portfolio grows, general reserves will be added to the extent considered necessary. See Note 3 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         The Company uses the cost method to account for non-marketable securities.

         Allegiance intends to aggregate and sell the loans that it holds and therefore hedges its interim interest rate exposure. There is no assurance that Allegiance will be able to sell these loans. Any gain or loss related to these hedges are deferred and recognized by the Company when the loans are sold. Until such time, any realized gains or losses on hedges are reflected on the balance sheet as an increase or decrease, as appropriate, in the carrying value of loans receivable. For the quarter ended June 30, 1998, the Company had realized gains on its hedging activities of $28,000 which decreased loans receivable in a like amount and unrealized net losses from its hedging activities of $70,000 which are not reflected on the balance sheet and which management believes are offset by increases in the market value of the loans.

Certain Accounting Implications for DPFC
----------------------------------------

         Although the Securitized Notes had an expected life of 2.1 years in September 1995, the Securitized Notes were not retired through collections by October 1997. At June 30, 1998, $38.5 million was outstanding under the Securitized Notes. In the event that the collection experience for DPFC policies continues to be substantially delayed, the equity of DPFC may become negative. Based on the recent collection experience, the Company believes the equity of DPFC will become negative in the third quarter of 1998.

        Additionally, if the collection experience for the DPFC policies continues to be substantially delayed, the value of the equity of DPFC may erode further for any of the following reasons. First, a decision to discontinue paying premiums on some policies may be made because the present value of the expected death benefit on some policies may be less than expected future premiums to be paid on such policies. Second, the face value of certain policies (especially group term) may begin to decrease as the people whose lives are insured thereunder reach specified age levels (often 65). Finally, policies for which the insurance was continued under a disability provision may be uneconomical to convert given the insured's age and life expectancy if such insured person is no longer considered disabled. The Company cannot determine at present the extent to which policies held by DPFC will be so affected.

         In light of the foregoing, to the extent that the losses of DPFC exceed its equity (creating a deficit), the deficit would be recorded by the Company as a loss. Upon the retirement of the Securitized Notes at less than book value, the Company would recognize a gain for the difference, which is expected to approximate the deficit of DPFC. At June 30, 1998, the equity of DPFC was $407,000. The Securitized Notes represent the obligations solely of DPFC. The Company did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

Results of Operations
---------------------

Three and Six Months Ended June 30, 1998 Compared to the Three and Six Months
-----------------------------------------------------------------------------
Ended June 30, 1997
-------------------

         Earned Discounts. Earned discounts on matured polices decreased 51.3% in the second quarter of 1998 compared to the second quarter of 1997 due to the decrease in the number and face amount of matured policies. During the second quarter of 1998, the Company had earned discounts on 14 policies with a face value of $590,000, compared to 17 policies with a face value of $1.3 million during the second quarter of 1997. Earned discounts on matured polices increased 27.9% in the first half of 1998 compared to the first half of 1997. During the first half of 1998, the Company had earned discounts on 38 policies with a face value of $2.3 million, compared to 54 policies with a face value of $3.5 million during the first half of 1997. Although the Company had earned discounts on fewer policies during the first half of 1998 compared to the first half of 1997, the earned discounts increased over this period due primarily to the collection in the first quarter of 1998 of two policies with above-average face values and relatively low carrying values. See "Method of Accounting."

         Interest Income. Interest income increased 3.0% in the second quarter of 1998 compared to the second quarter of 1997 and 28.2% in the first half of 1998 over the first half of 1997. This increase is due primarily to the interest earned on loans made by Fourteen Hill Capital (which was formed in June 1997) and Allegiance (which was formed in September 1997). See "Method of Accounting." Partially offsetting this increase is the decrease in interest earned on the proceeds from the sale of policies which were invested in short term securities and marketable securities in the first half of 1997.

         Gain on Sale of Convertible Preferred Shares. In the first quarter of 1997 the Company recognized a $700,000 gain on the sale of a portion of Point West's investment in American Information Company, Inc. ("American Information"). See the Form 10-K. The Company accounts for this investment using the cost method.


         Gain on Assets Sold. The gain on assets sold decreased 97.6% in the second quarter of 1998 compared to the second quarter of 1997 and 89.0% in the first half of 1998 compared to the first half of 1997 because a large portion of the sale proceeds from life insurance policies was collected during the first half of 1997. The Company collected the sale proceeds on 2 policies resulting in a realized gain of

$12,000 in the second quarter of 1998, compared to 51 policies resulting in a realized gain of $492,000 in the second quarter of 1997. The Company collected the sale proceeds on 6 policies resulting in a realized gain of $151,000 in the first half of 1998, compared to 239 policies resulting in a realized gain of $1.4 million in the second quarter of 1997. The realized gain was calculated based on the difference between the sale proceeds and the carrying value of such policies after giving effect to the reserve for loss on sale of assets. See Note 4 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         Other Income. Components of other income include placement fees, collections on policies of dividends, interest and paid-up cash values, increases in face value of matured policies, refunds of premiums on matured policies and realized capital gains on investments securities. Other income increased 172.5% during the second quarter of 1998 compared to the second quarter of 1997 and 141.7% during the first half of 1998 compared to the first half of 1997. This increase is primarily a result of a $70,000 placement fee received by Point West in the form of convertible preferred shares in connection with an investment made by co-investors of Fourteen Hill Capital in an unaffiliated small business entity.

         Interest Expense. Interest expense decreased 2.0% in the second quarter of 1998 compared to the second quarter of 1997 and 2.9% in the first half of 1998 compared to the first half of 1997. Average borrowings under the Securitized Notes were $38.7 million in the first half of 1998 compared to $39.6 million in the first half of 1997. The interest rate on the Securitized Notes was 9.17% in both periods.

         Compensation and Benefits. Compensation and benefits increased 21.8% in the second quarter of 1998 compared to the second quarter of 1997 and 25.5% in the first half of 1998 compared to the first half of 1997. This increase was due to two new employees hired in September 1997 to support Allegiance's lending activities and an increase in compensation and benefits for other employees (including executive officers) for 1998.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 9.8% in the second quarter of 1998 compared to the second quarter of 1997 and 17.3% in the first half of 1998 compared to the first half of 1997. This decrease is partially the result of a decrease in the expense for professional fees incurred to support the analysis of strategic options ($75,000 and $150,000, respectively, for the second quarter of 1998 and the first half of 1998). Such decrease is also due to a decrease in legal expenses incurred in connection with federal and state alleged class action lawsuits filed against the Company and its officers and directors ($70,000 and $290,000, respectively, for the second quarter of 1998 and for the first half of
1998).

         Partially offsetting the decrease was an increase in life insurance policy premium costs ($125,000 and $274,000, respectively, for the second quarter and the first half of 1998). Prior to October 1997, policy premium expenses were capitalized. Notwithstanding the increase in premium costs, such premium costs were reflected in the reduction of the reserve for loss on investment in wholly owned financing subsidiary. As a result, such increased premium costs did not impact net income.

         Net Loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. At June 30, 1998 and December 31, 1997 the reserve to reflect the estimated loss of Point West's entire equity interest in DPFC was $407,000 and $2.3 million, respectively. The DPFC net loss of $1.1 million and $1.9 million recorded in the three and six months ended June 30, 1998, respectively, and $950,000 and $1.9 million recorded in the three and six moths ended June 30, 1997, respectively, were included in the Company's net loss before net loss in wholly owned financing subsidiary charged to reserve for equity interest. This loss was charged against the reserve for equity interest in wholly owned financing subsidiary.

Liquidity and Capital Resources
-------------------------------

         As of July 16, 1998, Fourteen Hill Capital had borrowed $3 million from the SBA. Other than any other debt borrowings that may be available to Fourteen Hill Capital through the SBA, the Company does not currently have an external funding source. Although Fourteen Hill Capital's SBIC license permits it, subject to certain conditions, to obtain debt from the federal government, because one of Fourteen Hill Capital's investments represents an amount greater than 20% of its regulatory capital (at July 22, 1998 this investment constituted 40% of regulatory capital), Fourteen Hill Capital may not be able to access additional debt from the SBA until it liquidates a portion of such investment or increases its regulatory capital. The Securitized Notes do not provide funds with which to fund operations. Allegiance is in the process of negotiating an external funding facility to support its loan activity. There can be no assurance that Allegiance will be able to obtain external funding or that any such funding will be on terms acceptable to the Company.

         At June 30, 1998, cash and cash equivalents was $2.4 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Fourteen Hill Capital and Allegiance and any other business opportunities the Company pursues. There can be no assurance that the Company will be successful in obtaining external financing on satisfactory terms assuming it determines it needs additional funds. Point West at present anticipates having sufficient liquidity to meet its capital commitments and working capital and operational needs through 1998, using current cash and cash equivalents. However, the Company does not have sufficient liquidity to fund the growth of the business of Allegiance or Fourteen Hill Capital.

         As  of  June  30,  1998,  the  outstanding   principal  amount  of  the
Securitized Notes was $38.5 million. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal and interest obligations. See Note 7 of the Condensed Notes to Consolidated Financial Statements (contained herein).

Considerations Under the Investment Company Act of 1940
-------------------------------------------------------

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

         In  particular,   through  Fourteen  Hill  Capital  the  Company  holds
investments in securities. These investments have been made primarily since January 1998. The value of these and certain of the Company's other investments have increased substantially in the past several months, increasing the likelihood that the Company will, in the future, exceed one or more of the Percentage Tests, unless the Company's other businesses grow more rapidly than currently anticipated.


         Although the Company intends to conduct its business so as to not become subject to regulation under the 1940 Act, the Company's ability to continue not being subject to registration and regulation under the 1940 Act will be subject to many factors, some of which may be outside the Company's
control.  Such  factors  include,   among  others,  the  successful  and  timely
implementation of the Company's business plan, the relative values of the various assets which are held by the Company and the sources of the Company's income which, in turn, will be significantly affected by increases or decreases in the market value of assets held by Fourteen Hill Capital. In view of the foregoing, no assurance can be given that the Company may not, in the future, be required to register as an investment company under the 1940 Act or take steps to avoid being required to register. Such steps may include (i) disposing of certain assets at a time or in a manner which would not maximize potential returns, (ii) restricting additional investments by Fourteen Hill Capital (or otherwise) even if the capital to make additional investments is available, and
(iii) initiating other businesses which may be different from the Company's other business activities.

Other
-----

         The Company expects to spend approximately $50,000 to $100,000 from 1998 to 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond ("Year 2000 Compliant"). The Company is in the process of replacing certain systems, a portion of the cost of which may be capitalized. Through June 30, 1998, the Company had incurred Year 2000 Ccompliant costs of approximately $24,000 of which $19,000 has been capitalized. The Company continues to evaluate additional courses of corrective action, including replacement of other systems whose associated costs may be capitalized. The Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The Company is also in the process of reviewing whether or not its suppliers and vendors are Year 2000 Compliant.

Forward Looking Statement
-------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (i) expectations regarding when the equity of DPFC will become negative (See "Certain Accounting Implications for DPFC"), (ii) Allegiance's ability to sell the loans that it holds, (iii) sufficiency of the Company's liquidity and capital resources (See "Liquidity and Capital Resources"), (iv) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (See "Considerations Under the Investment Company Act of 1940"), and (v) expected expenses to make the Company's computer operations Year 2000 Compliant. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the amount and timing of actual collections of DPFC policies following the death of the insured, (ii) the market's acceptance of the asset class consisting of the loans held by Allegiance and Allegiance's ability to consummate the sale of the loans on terms acceptable to the market and Allegiance, (iii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (iv) availability and cost of capital, (v) the factors described under "Management's Discussion and Analysis of Financial Condition and Results of

Operations -- Considerations Under the Investment Company Act of 1940," and (vi) the ability of the Company's suppliers and vendors to become Year 2000 compliant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
------   ----------------------------------------------------------

         Not required.
                                       17

PART II.  OTHER INFORMATION
-------   -----------------

Item 1. Legal Proceedings
------  -----------------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. The case is currently in discovery. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed pending resolution of the case described in the immediately preceding paragraph. The Company and each of the defendants intend to defend the action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

         On May 11, 1998, the Company held an Annual Meeting of its stockholders. The election of one director and the proposal to amend and restate the Company's 1995 Stock Option Plan as set forth in the proxy statement were presented. John Ward Rotter was re-elected to the Board of Directors for a term expiring in 2001. The voting tallies were:

                    Director                  Votes For           Votes Withheld
                    --------                  ---------           --------------
                John Ward Rotter              2,553,722                1,515

         The other directors whose term of office continued after the meeting are: Bradley N. Rotter (term expiring in 1999), Stephen T. Bow (term expiring in 1999), Alan B. Perper (term expiring in 2000) and Paul A. Volberding (term expiring in 2000).

         The proposal to amend and restate the Company's 1995 Stock Option Plan was also approved. The voting tallies were:


                                     Votes For    Votes Against    Votes Abstain    Broker Non-Votes
                                     ---------    -------------    -------------    ----------------


           Proposal to amend and
           restate the Company's
           1995 Stock Option Plan    2,536,112     19,115               10                 0



Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

        (a)  Exhibits.
             Number      Description
             ------      -----------


             10 Point West Capital Corporation Amended and Restated 1995 Stock Option Plan

             27          Financial Data Schedule

             99          Press Release for Fourteen Hill Capital, L.P.

        (b)  Reports on Form 8-K.

             Date            Item Reported    Matter Reported
             ----            -------------    ---------------

             May 20, 1998        5            May 20, 1998 5 The Company  issued
                                              a  press  release   regarding  its
                                              results  of  operations   for  the
                                              first quarter of 1998.

                                    SIGNATURES
                                    ==========


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              POINT WEST CAPITAL CORPORATION



DATED:  July 22, 1998                          /S/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




DATED:  July 22, 1998                          /S/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)