Form 10-Q
period 1998-09-30
POINT WEST CAPITAL CORP
filed 1998-11-13
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998
                                                 --------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1998, there were 3,253,324 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------

                                      INDEX
                                      -----

Part I                                                                   Page #
------                                                                   ------
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997                       1

          Consolidated Statements of Operations
            and Comprehensive Income (Loss) for the
            Three and Nine Months Ended September 30, 1998 and 1997        2

          Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997                  3

          Condensed Notes to Consolidated Financial Statements            4-10

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11-20

Item 3.   Quantitative and Qualitative Disclosures
           About Market Risk                                               21


Part II
-------

Item 1.   Legal Proceedings                                                22

Item 5.   Other Information                                                23

Item 6.   Exhibits and Reports on Form 8-K                                 24

Signatures                                                                 25
----------

                                      (i)

                                         POINT WEST CAPITAL CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                    September 30, 1998 and December 31, 1997



                                                                        September 30,         December 31,
                              ASSETS                                         1998                 1997
                                                                      -------------------   ------------------


Cash and cash equivalents                                           $          4,955,470  $        10,039,560
Restricted cash                                                                3,433,699            3,756,714
Investment securities (note 2)
          Held-to-maturity                                                     1,235,010            2,220,000
          Available-for-sale                                                   8,593,662            3,597,343
Matured policies receivable                                                       75,000              305,435
Loans receivable, net of unearned income of $(127,106) and
          $59,884, respectively (note 3)                                       7,018,698            4,015,716
Assets held for sale (note 4)                                                     66,470              129,334
Purchased life insurance policies (note 5)                                    33,993,697           36,586,788
Non-marketable securities (note 6)                                             3,658,478            1,658,478
Deferred financing and organizational costs, net of
          accumulated amortization of $818,602 and
          $621,884, respectively                                                 516,216              525,433
Furniture and equipment, net of accumulated depreciation of
          $2,784 and $341, respectively                                           27,049                6,862
Other assets                                                                     129,316              127,590
                                                                      -------------------   ------------------

          Total assets                                              $         63,702,765  $        62,969,253
                                                                      ===================   ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                    $            174,815  $           183,150
Accounts payable                                                                 208,643              216,851
Accrued compensation payable                                                     163,000              193,000
Reserve for equity interest in wholly owned financing
          subsidiary (note 5)                                                         --            2,300,037
Long term notes payable  (note 7)                                             38,528,914           38,804,107
Debentures payable to Small Business Administration (note 8)                   3,000,000                   --
Deferred income taxes                                                              6,000                6,000
                                                                      -------------------   ------------------

          Total liabilities                                                   42,081,372           41,703,145
                                                                      -------------------   ------------------

Stockholders' equity:
          Common stock, $0.01 par value; 15,000,000 authorized shares,
               4,291,824 shares issued
               3,253,324 shares outstanding                                       42,918               42,918
          Additional paid-in-capital                                          29,496,720           29,496,720
          Comprehensive income-- net unrealized
               investment gains (note 2 and 9)                                 5,001,555            2,597,239
          Retained deficit                                                  (10,045,768)          (7,996,737)
          Treasury stock, 1,038,500 shares                                   (2,874,032)          (2,874,032)
                                                                      -------------------   ------------------

          Total stockholders' equity                                          21,621,393           21,266,108
                                                                      -------------------   ------------------

          Total liabilities and stockholders' equity                $         63,702,765  $        62,969,253
                                                                      ===================   ==================

See accompanying condensed notes to consolidated financial statements



                         POINT WEST CAPITAL CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
         For the Three and Nine Months Ended September 30, 1998 and 1997





                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                      1998            1997            1998              1997
                                                                  --------------  --------------  --------------  -----------------





Income:
     Earned discounts on matured policies (note 10)             $        65,167 $        91,473 $       430,819 $          377,450
     Interest income                                                    350,218         338,191       1,049,373            883,401
     Gain (loss) on sale of convertible
           preferred shares                                                  --        (20,000)              --            679,665
     Gain on assets sold (note 4)                                        14,820          98,128         165,346          1,460,986
     Other                                                              173,990          18,168         342,878             88,043
                                                                  --------------  --------------  --------------  -----------------

           Total income                                                 604,195         525,960       1,988,416          3,489,545

Expenses:
     Interest expense                                                   925,545         896,771       2,697,587          2,721,030
     Compensation and benefits                                          414,984         289,244       1,110,322            843,352
     Other general and administrative expenses                          409,101          12,123       1,256,920          1,037,236
     Amortization                                                        71,406          60,392         196,718            177,538
     Depreciation                                                         1,240              --           2,443                 --
     Provision for loss on assets held for sale (note 4 )                    --         328,236              --            328,236
     Loss on non-marketable securities (note 6)                       1,073,494              --       1,073,494                 --
                                                                  --------------  --------------  --------------  -----------------

           Total expenses                                             2,895,770       1,586,766       6,337,484          5,107,392
                                                                  --------------  --------------  --------------  -----------------


           Loss before net loss in wholly owned
              financing subsidiary charged
              to reserve for equity interest                        (2,291,575)     (1,060,806)     (4,349,068)        (1,617,847)

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest (note 5)                            407,324         942,943       2,300,037          2,827,594

                                                                  --------------  --------------  --------------  -----------------

           Net income (loss)                                    $   (1,884,251) $     (117,863) $   (2,049,031) $        1,209,747
                                                                  ==============  ==============  ==============  =================


Comprehensive income (loss) -- net unrealized
     investment gains (losses) (note 9)                             (3,274,708)         356,421       2,404,316            356,421
Total comprehensive income (loss) (note 9)                          (5,158,959)         238,558         355,285          1,566,168

Basic earnings (loss) per share (note 11)                                (0.58)          (0.04)          (0.63)               0.33
Diluted earnings (loss) per share (note 11)                              (0.58)          (0.04)          (0.63)               0.33

Weighted average number of shares of common stock
     outstanding (note 11)                                            3,253,324       3,253,324       3,253,324          3,612,190
Weighted average number of shares of common stock
     and common stock equivalents outstanding (note 11)               3,253,324       3,253,324       3,253,324          3,692,572

See accompanying condensed notes to consolidated financial statements


                         POINT WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997




                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 1998                  1997

                                                                          -------------------   -------------------


Cash flows for operating activities:
    Net income (loss)                                                   $        (2,049,031) $           1,209,747
    Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
         Depreciation and amortization                                               199,161               177,538
         Gain on sale of assets                                                    (165,346)           (1,460,986)
         Gain on sale of convertible preferred shares                                     --             (679,665)
         Provisions for loss on sale of assets                                            --               328,236
         Earned discounts on policies                                              (430,819)             (377,450)
         Purchase of life insurance policies                                              --             (966,275)
         Collections on matured life insurance policies                            3,082,440             5,317,170
         Increase in other assets                                                    (1,729)              (37,192)
         (Decrease) increase in accrued expenses                                     (8,335)                 3,383
         (Decrease) increase in accounts payable                                     (8,208)               149,648
         Decrease in accrued compensation payable                                   (30,000)              (52,390)
         Decrease in reserve for equity interest in wholly
                   owned financing subsidiary                                    (2,128,989)           (2,827,594)
         Loss on non-marketable securities                                         1,073,494                     --
                                                                          -------------------   -------------------
                   Net cash (used in) provided by operating activities             (467,362)               784,170
                                                                          -------------------   -------------------

Cash flows from investing activities:
    Proceeds from sale of assets held for sale                                       229,067            12,686,192
    Purchase of furniture and equipment                                             (22,630)                    --
    Return of restricted cash                                                        323,015               504,816
    Purchase of investment and non-marketable securities                         (6,708,504)           (3,477,500)
    Sale of investment and non-marketable securities                               2,028,000             2,021,187
    Additions to loans receivable                                                (3,111,990)                    --
    Principal payments on loans receivable                                           109,008                    --
                                                                          -------------------   -------------------
                   Net cash (used in) provided by investing activities           (7,154,034)            11,734,695
                                                                          -------------------   -------------------

Cash flows from financing activities:
    Proceeds from debentures payable to the Small Business Administration          3,000,000                     --
    Principal payments on long term notes payable                                  (275,193)           (2,414,098)
    Purchase of treasury stock                                                             --           (2,484,032)
    Increase in financing costs                                                    (187,501)              (80,592)
                                                                          -------------------   -------------------

                   Net cash provided by (used in) financing activities             2,537,306           (4,978,722)
                                                                          -------------------   -------------------

                   Net (decrease) increase in cash and cash equivalents          (5,084,090)             7,540,143

Cash and cash equivalents, beginning of period                                    10,039,560             6,586,447
                                                                          -------------------   -------------------

Cash and cash equivalents, end of period                                $          4,955,470 $          14,126,590
                                                                          ===================   ===================


Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized gain on securities available for sale                    $          5,001,555 $             356,421
                                                                          ===================   ===================
Supplemental disclosure of cash flow information:
    State taxes paid                                                    $             16,014 $              35,823
                                                                          ===================   ===================
    Cash paid for interest                                              $          2,701,359 $           2,717,647
                                                                          ===================   ===================

See accompanying condensed notes to consolidated financial statements

                         POINT WEST CAPITAL CORPORATION
                         -------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.        General Description
--        -------------------

         The unaudited consolidated financial statements of Point West Capital Corporation ("Point West") and its consolidated entities (the "Company") as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet as of December 31, 1997 has been derived from the audited consolidated financial statements of the Company. The statements and notes thereto included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K").

         Point West is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Dignity Partners Funding Corp. I ("DPFC"), Fourteen Hill Management, LLC
("Fourteen Hill Management"), Fourteen Hill Capital, L.P. ("Fourteen Hill Capital"), Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding Corp. I ("Allegiance Funding") and Allegiance Capital Trust I ("Allegiance Trust I"). References herein to Allegiance include Allegiance Capital, Allegiance Funding and Allegiance Trust I.

         Until February  1997, the Company  provided  viatical  settlements  for terminally ill persons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Subsequently, the Company has become a more broadly-based specialty financial services company by expanding its financial services business through the formation of Fourteen Hill Management and Fourteen Hill Capital, which invest in small businesses, and Allegiance which lends funds to funeral home and cemetery owners. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC, and to evaluate other strategic business opportunities. Fourteen Hill Capital and Allegiance may or may not be indicative of the types of business opportunities the Company intends to continue to pursue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fourteen Hill Management and Fourteen Hill Capital" and "-- Allegiance."

         During 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. During 1998, FASB issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will comply with the disclosure requirements of SFAS 131 and SFAS 133 when required.

2.        Investment Securities
--        ---------------------

         Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Instruments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses as a separate component of stockholders' equity. Many of the equity securities classified by the Company as available-for-sale are securities (or are convertible into securities) traded in the over-the-counter ("OTC") market. Fair market value is estimated by the Company based on the average closing bid of the securities for the last three trading days of the reporting period and is adjusted to reflect management's estimate of liquidity constraints. The Company had no trading securities at September 30, 1998 or December 31, 1997. Any unrealized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported on an appropriate line item above "Net Income (Loss)" on the consolidated statements of operations and comprehensive income (loss) when realized.

         The amortized costs and estimated fair value of investment securities (before any minority interest) as of September 30, 1998 and December 31, 1997 are as follows:


                                                       December 31, 1997
-------------------------------------------------------------------------------------------------------

                                                   Gross Unrealized    Gross Unrealized
                                 Amortized Cost          Gains               Loss
                                                                                            Fair Value



Held-to-maturity
     Corporate bonds           $    1,235,010      $          --    $        (150,010)   $    1,085,000
                               --------------      ---------------    -----------------   --------------
Total held-to-maturity         $    1,235,010      $          --    $        (150,010)   $    1,085,000

Available-for-sale
     Common stock              $    3,592,000      $    5,001,662     $             --   $     8,593,662
     Warrants                  $            0      $           --     $             --   $            --
                               ------------------  -----------------  ------------------  ------------------

Total available-for-sale       $    3,592,000      $    5,001,662     $              --   $    8,593,662





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


         The Company classifies debt securities for which it has the positive intent and ability to hold to maturity as held-to-maturity. All investments in debt securities classified as held-to-maturity at September 30, 1998 and December 31, 1997 have maturity dates ranging from one to six years. Warrants classified as available-for-sale have expiration dates ranging from one to five years. Certain warrants outstanding at December 31, 1997 were exercised during the first quarter of 1998 and the securities purchased upon such conversion are reflected at September 30, 1998 as available-for-sale.

         Unrealized gains on available-for-sale securities (representing differences between estimated fair value and cost) of $5.0 million and $2.6 million at September 30, 1998 and December 31, 1997, respectively, were credited to a separate component of stockholders' equity called "Comprehensive Income -- Net Unrealized Investment Gains."

3.        Loans Receivable
--        -----------------

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Fourteen Hill Capital. Such loans are reported at amortized cost, and interest is accrued as earned. All loans at September 30, 1998 and December 31, 1997 were current, and no reserves were considered necessary as of either date.

         Allegiance had two loans outstanding at September 30, 1998 in the aggregate principal amount of $5.8 million, one of which was originated in December 1997 and bears interest at a fixed interest rate per annum of 9.4% and the other of which was originated in January 1998 and bears interest at a fixed interest rate per annum of 9.8%. Principal payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, in approximately fifteen years from the initial loan date. Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with Statement of Financial Accounting Standards No. 91 ("SFAS 91"), Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

         On August 19, 1998, Allegiance put in place a structured financing which provides short term financing and may provide long term financing, subject to certain limitations, with respect to loans Allegiance has made in the past and may make in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allegiance." It is anticipated that this transaction will provide interim floating rate financing and ultimately permanent fixed and floating rate financing for loans originated by Allegiance, including the two loans held by Allegiance at September 30, 1998. The interest rate at which it is anticipated that term certificates will be issued will be set in the future when approximately $30 million of loans have been originated. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the issuance of term certificates. Any realized gain or loss related to these hedges are deferred and recognized by the Company over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standards No. 80 ("SFAS 80"), Accounting for Futures Contracts, all such deferred amounts are reflected on the balance sheet as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of September 30, 1998, the Company had net realized losses on its hedging activities of $211,000 which increased loans receivable in a like amount. In addition, the Company had unrealized net losses from open hedging positions of $123,000 as of September 30, 1998. The Company had no hedging activities at December 31, 1997.

         Fourteen Hill Capital had two loans outstanding at September 30, 1998 in the aggregate principal amount of $1,045,000, one of which was originated in January 1998 and bears interest at a fixed interest rate per annum of 15% and the other of which was originated in September 1998 and bears interest at a fixed interest rate per annum of 14%. Such loans mature, subject to permitted prepayments, in approximately 5 years.

4.        Assets Held for Sale
--        --------------------

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, it reclassified all assets owned as of such date, other than the assets of DPFC, to a "held-for-sale" category. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Accordingly, such assets are recorded on the balance sheet as of September 30, 1998 and December 31, 1997 at the lower of carrying value or fair value less estimated cost to sell. In connection with the decision to sell assets, the Company established a reserve for loss on sale of assets in 1996 and reevaluates such reserve each quarter. Assets held for sale consisted of:

                                                             September 30 , 1998           December 31, 1997
                                                             -------------------           -----------------
     Capitalized costs                                        $         232,447           $       525,697
     Earned discounts on life insurance policies                            731                     2,482
     Reserve for loss on sale                                          (166,708)                 (398,845)
                                                              ------------------          ----------------
     Assets held for sale                                     $          66,470           $       129,334
                                                              =================          ==================


         The reserve for loss on sale was calculated based on the life expectancy of the insured under each life insurance policy in relation to prices obtained by the Company in connection with other sales, management's estimate of the saleability of such policy, the type of policy (e.g., term or whole life), the age of the insured and premiums on such policy. Any gain or loss due to the difference between actual proceeds (less any back end sourcing fees) and the carrying value after giving effect to the reserve for loss on sale of assets is reported as a realized gain or loss on assets sold at the time any sale proceeds are received.

         "Assets held for sale" at September 30, 1998 consisted of 7 life insurance policies which were the subject of prior sales agreements between the Company and unaffiliated third parties. The Company experienced delays and difficulties in transferring to the purchasers under such agreements the ownership of these 7 policies and, thus, the sale of these 7 policies was not consummated under such sales agreements. However, the Company continues to pursue other alternatives for the sale of these policies.

5.        Purchased Life Insurance Policies
--        ---------------------------------

         Effective July 1996, purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes (as defined in Note 7), requires the consent of the Company and the Noteholders. The Company has discussed potential sales of DPFC policies with the Noteholders; however, the Company has not determined whether it will decide to sell such policies and cannot determine whether the Noteholders will consent to such a sale or whether such a sale is feasible. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's equity interest in DPFC. The reserve provided for the write-off of the unrealized residual value associated with DPFC. The losses of DPFC were charged first against the reserve which, during the third quarter of 1998, was fully depleted. Losses associated with DPFC after depletion of the reserve during the third quarter of 1998 have been, and all future losses associated with DPFC will be, reflected in the Company's consolidated statement of operations and comprehensive income (loss) in the appropriate period. See Note 7.

6.        Non-Marketable Securities
--        -------------------------

         Non-marketable securities include investments in non-marketable debt and equity securities through Point West and Fourteen Hill Capital. The Company accounts for such non-marketable securities using the cost method.

         In 1996, Point West purchased convertible preferred shares in American Information Company, Inc. ("American Information"). As of September 30, 1998, the carrying value of such non-marketable preferred shares was $1.7 million. See the Form 10-K for further information regarding the Company's investment in American Information.

         In 1998, Fourteen Hill Capital invested $2 million in the convertible preferred shares (convertible into common shares) of one unaffiliated small business entity and invested $1 million in the debt securities (which are convertible into preferred shares, which in turn are convertible into common shares) of another unaffiliated small business entity. The investment in the convertible debt yields a fixed interest rate per annum of 6.4%.

         The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, the Company determined that $1.1 million of non-marketable securities of one company was impaired at September 30, 1998, and therefore wrote-off its entire $1.1 million carrying value of such security.

7.        Long Term Notes Payable
--        -----------------------

         The Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") were issued by DPFC. Principal and interest payments on the Securitized Notes are payable solely from collections on pledged policies and deposited funds. The Securitized Notes, which are reported on the balance sheet as long term notes payable, bear a fixed interest rate of 9.17% per annum.

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. Since 1996, losses associated with DPFC have been charged against the reserve which was originally established in 1996 for the estimated loss of Point West's equity interest in DPFC. See Note 5. Losses associated with DPFC after depletion of the reserve during the third quarter of 1998 have been, and all future losses associated with DPFC will be, reflected in the Company's consolidated statement of operations and comprehensive income (loss) in the appropriate period. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit reflected. At September 30, 1998, DPFC's accumulated deficit was
$562,000. In the third quarter of 1998, the total loss realized by DPFC was $969,000, $407,000 of which was charged against the reserve for equity interest in wholly owned financing subsidiary, and $562,000 of which was otherwise reflected in the Company's consolidated statements of operations and comprehensive income (loss).

         Point West is the servicer of the policies pledged under the indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

8.        Debentures payable to Small Business Administration
--        ---------------------------------------------------

         As of September 30, 1998, Fourteen Hill Capital had issued one debenture in the principal amount of $3 million payable to the Small Business Administration ("SBA") with semi-annual interest only payments at a fixed rate of 5.9% (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. In addition, Fourteen Hill Capital paid to the SBA a $105,000 fee (3.5% of the total borrowings) to borrow such money. The debenture is subject to a prepayment penalty if paid prior to September 1, 2003.

9.        Stockholders' Equity
--        --------------------

         Changes in stockholders' equity during the first nine months of 1998 reflected the following:

Stockholders' equity, beginning of period                       $   21,266,108
   Comprehensive income -- net unrealized investment gains           2,404,316
   Net loss                                                         (2,049,031)
                                                              -----------------
Stockholders' equity, end of period                             $   21,621,393


         During 1997, FASB issued Statement of Financial Accounting Standard No.130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997. At September 30, 1998, the Company's total comprehensive income (loss) includes net unrealized investment gains which represents the increase in the Company's investment securities classified as available-for-sale.

10.       Earned Discounts on Matured Policies
--        ------------------------------------

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

11.       Earnings per Share
--        ------------------

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

                                                                      For the three months      For the six months
                                                                        ended September 30,      ended September 30,
                                                                       ===================       ==================
                                                                         1998       1997            1998         1997

Weighted  average  number of shares of common
     Stock outstanding.......................................          3,253,324  3,253,324       3,253,324    3,612,190
Additional common stock equivalents ..............                            --         --              --       80,382
                                                                       ---------  ---------       ---------    ---------
Weighted  average  number of shares of common  stock
and  common stock equivalents outstanding ........                     3,253,324  3,253,324       3,253,324    3,692,572
                                                                       =========  =========       =========    =========

         Diluted EPS for the three and nine months ended September 30, 1998 and the three months ended September 30, 1997 do not include any common stock equivalents due to their anti-dilutive effect. Common Stock equivalents for the nine months ended September 30, 1997 include, to the extent they do not have an anti-dilutive effect, employee stock options, non-employee director stock options and warrants issued to Jefferies & Company, Inc., the investment banking firm which previously advised the Company in connection with strategic options.

12.       Litigation
--        ----------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. Thereafter, plaintiffs filed a motion for class certification which the remaining defendants have opposed. The Company has not received a ruling on the motion for class certification. The case is currently in discovery. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. Although the case has been stayed since its inception, the plaintiff recently filed a motion (which the defendants have opposed) to have the stay lifted. The Company and each of the defendants intend to defend the action vigorously.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 1998, and of the results of operations for the Company for the three and nine months ended September 30, 1998 and 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the sale of a substantial portion of the Company's life insurance policies during the first half of 1997 and the inception of two new businesses in the second half of 1997) the Company's results of operations and cash flows for the three and nine months ended September 30, 1998 are not comparable to those for the three and nine months ended September 30, 1997.

Overview
--------

         The Company is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Fourteen Hill Management, Fourteen Hill Capital and Allegiance. See the Form 10-K and Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In February 1997, Point West's Board of Directors (the "Board") decided to cease the Company's viatical settlement business. The Board's decision resulted from
(i) accounts of research results reported at the International AIDS Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), (ii) the Board's belief regarding increased risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV or AIDS, (iii) accounts of subsequent research results which appeared to confirm the reports from the AIDS Conference, and (iv) a determination by the Board that it was not viable for the Company to continue to operate a viatical settlement business solely for non-AIDS policies. Also as a result of the accounts of research results reported at the AIDS Conference, the Company decided in the third quarter of 1996 to sell all or substantially all of its assets. Through December 31, 1997, the Company had entered into agreements to sell 373 policies with an aggregate face value of $29.2 million and had consummated the sale of (or otherwise collected) all but 7 of such policies (having an aggregate face value of $436,000) at September 30, 1998. See "Results of Operations -- Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997 -- Gain on Assets Sold" and Note 4 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding assets held for sale.

         Subsequent to February 1997, the Company has become a more broadly-based specialty financial services company by expanding its financial services business through the formation of Fourteen Hill Management and Fourteen Hill Capital, which invest in small businesses, and Allegiance which lends funds to funeral home and cemetery owners. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC, and to evaluate other strategic business opportunities. Fourteen Hill Capital and Allegiance, whose business activities are described below, may or may not be indicative of the types of business opportunities the Company intends to continue to pursue.

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

         Fourteen Hill Capital provides loans, debt and equity capital to small companies (i.e., generally companies with a net worth less than $l8 million and average net income less than $6 million for the last two years). Fourteen Hill Capital commenced operations in August 1997. At September 30, 1998, Fourteen Hill Capital had two loans outstanding in the aggregate principal amount of $1,045,000 and non-marketable securities consisting of one convertible debt instrument and one convertible preferred equity instrument for which it originally provided funds in the aggregate amount of $3 million. See Notes 3 and 6 of the Condensed Notes to Consolidated Financial Statements (contained herein) and "Method of Accounting." In addition, Fourteen Hill Capital has investments in marketable securities consisting of three equity investments outstanding for which it had originally provided funds in the aggregate amount of $3.6 million. At September 30, 1998, such investments in marketable securities were carried on the balance sheet at $8.6 million. The difference between such carrying value and the original funds provided is reflected as "Comprehensive Income -- Net Unrealized Investment Gains" in stockholders' equity. Many of the marketable equity securities, which are held by Fourteen Hill Capital and which are classified as available-for-sale, are securities traded in the OTC Market. Fair market value is estimated by the Company based on the average closing bid of the securities for the last three trading days of the reporting period and is adjusted to reflect management's estimate of liquidity constraints.

         On July 16, 1998, Fourteen Hill Capital borrowed $3 million from the SBA. At present, Fourteen Hill Capital is unable to borrow additional funds from the SBA because two investments each represents an amount greater than 20% of its regulatory capital plus its net unrealized investment gains. The Company cannot determine when, if ever, it will be able to borrow additional funds from the SBA. In addition, if Fourteen Hill Capital does not liquidate a portion of its investment portfolio or obtain additional capital, the SBA may accelerate the repayment of the debenture. See "Liquidity and Capital Resources." See the Form 10-K and Notes 2, 3 and 6 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding Fourteen Hill Management and Fourteen Hill Capital.

Allegiance
----------

         Allegiance Capital is a limited liability company formed on September 5, 1997 as a specialty finance company to provide senior secured loans to funeral home and cemetery owners. Through September 30, 1998, Allegiance Capital had funded two loans in the aggregate principal amount of $5.9 million. Point West provided the capital to Allegiance Capital for such loans. Point West has a 65% ownership interest and 95% voting control in Allegiance Capital and serves as the managing member of Allegiance Capital. Allegiance Capital's president and its vice president of marketing, each of whom was hired in September 1997, have the balance of such interests and have an option to acquire from Point West 5% of the equity interests (but not the voting power) if certain events occur. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital. Net profits of Allegiance Capital for each calendar year will be allocated first to Point West in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall will be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West to the extent that in each year sufficient profits are available with no carry forward provided.

         On August 19, 1998, Allegiance Funding formed a trust, Allegiance Trust I, to consummate a structured financing which may provide approximately $56.4 million to support Allegiance's lending activities (the "Financing"). At September 30, 1998, no funds had been borrowed under the Financing.

         Pursuant to the Financing, a consortium of insurance companies (the "Investors") will provide funding of approximately $26.4 million through August 31, 1999 on a non recourse revolving certificate basis to be used for the purchase or funding of loans originated by Allegiance Capital and transferred to Allegiance Funding. The interest rate on such revolving facility depends on the amount outstanding and varies with prevailing interest rates, but if the entire revolving facility were utilized, the weighted-average interest rate at
September 30, 1998 would have been approximately 7.5%. Such interest rate represents a spread of 2.0% over the one-month LIBOR (London InterBank Offered
Rate) on such date for a portion of the certificates and the weighted-average spread of 3.9% over the one-year U.S. Treasury rate for the remaining interest bearing certificates. Upon the earlier of the incurrence of $26.4 million of revolving certificates or August 31, 1999, such revolving certificates will be repaid through the issuance of term certificates with an approximate 15-year maturity. In addition, the Financing provides a commitment to provide up to an additional $30 million of funding through August 31, 1999 through 15-year term loans. In the event that term certificates are not issued by August 31, 1999, Allegiance will be required to refinance any revolving certificates outstanding under the Financing. See "Liquidity and Capital Resources."

         The Financing contemplates the issuance of various classes of revolving and term certificates through Allegiance Trust I. Certificates receiving ratings are to be purchased by the Investors, while Allegiance Funding will retain unrated certificates. The revolving certificates received ratings from Duff & Phelps Credit Rating Co. ranging from A to BB and it is anticipated that the term certificates, when and if issued, will also receive ratings from Duff & Phelps. Allegiance initially retained an unrated revolving certificate (currently with an aggregate principal amount of $0) with a maximum aggregate principal amount of $3,650,000. This certificate represents the right to receive all excess cash flow from Allegiance Trust I. Allegiance also anticipates retaining unrated term certificates following retirement of revolving certificates. Because of Allegiance's right to redeem the certificates if 15% or less in principal amount of certificates is outstanding, the Financing does not qualify for sale treatment under Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Financing will not receive gain on sale treatment under SFAS 125 and any borrowings under the Financing will be reflected on the consolidated balance sheet.

         In connection with the Financing, Allegiance will pay a $175,000 commitment fee when funds are initially borrowed under the Financing. Such commitment fee will be amortized over the expected life of the Financing (15 years). See Note 3 of the Condensed Notes to Consolidated Financial Statements (contained herein) and "Liquidity and Capital Resources" for further information regarding Allegiance and the Financing.

Method of Accounting
--------------------

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996 and reevaluates this reserve quarterly. The Company also established a reserve for loss of Point West's equity interest in DPFC during 1996 because of the uncertainties created by the data presented at the AIDS Conference and subsequent reports of the efficacy of new treatments for AIDS/HIV. The reserve for loss on sale of assets was $167,000 and $399,000 as of September 30, 1998 and December 31, 1997, respectively. The reserve for loss of Point West's equity interest in DPFC was fully depleted as of September 30, 1998 and was $2.3 million as of December 31, 1997, respectively. See "Certain Accounting Implications for DPFC." In addition, beginning in 1996, the Company began recognizing income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies. See the Form 10-K and Notes 4 and 5 of the Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding the reserve for loss on sale of assets and the reserve for loss of Point West's equity interest in DPFC.

         SFAS 115 requires marketable debt and equity securities (including those held by Fourteen Hill Capital) to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses as a separate component of stockholders' equity. The Company had no trading securities at September 30, 1998 or December 31, 1997. Any unrealized gains and losses, declines in value of securities judged to be other-than-temporary and accrued interest and dividends on all securities will be reported on an appropriate line item above "Net Income (Loss)" on the consolidated statements of operations and comprehensive income (loss) when realized. See Note 2 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         The Company accounts for loans advanced by Fourteen Hill Capital and Allegiance by accruing interest on outstanding balances. At December 31, 1997 and September 30, 1998, the Company evaluated each of the outstanding loans and determined that a reserve for the loans was not necessary. As the Company's loan portfolio grows or upon subsequent evaluation, reserves for loans will be added to the extent considered necessary. Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with SFAS 91. See
Note 3 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         The interest rate at which Allegiance anticipates issuing term certificates will be set in the future when approximately $30 million of loans have been originated. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the issuance of term certificates. Any realized gain or loss related to these hedges are deferred and recognized by the Company over the life of the related loan as an adjustment of interest income. Pursuant to SFAS 80, all such deferred amounts are reflected on the balance sheet as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of September 30, 1998, the Company had net realized losses on its hedging activities of $211,000 which increased loans receivable in a like amount. In addition, the Company had unrealized net losses from open hedging positions of $123,000 as of September 30, 1998. The Company had no hedging activities at December 31, 1997.

         Point West is the counter party to a swap agreement pursuant to which Point West has assumed certain variable rate interest exposure of Allegiance between the time of origination of loans and the issuance of term certificates. Point West plans to utilize futures contracts to hedge such exposure. Any realized gain or loss related to these hedges will be deferred and recognized by the Company over the life of the term certificates as an adjustment of interest expense.

         The Company uses the cost method to account for non-marketable securities. The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, the Company determined that $1.1 million of non-marketable securities of one company was impaired at September 30, 1998, and therefore wrote-off its entire $1.1 million carrying value of such security. See "Results of Operations -- Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997 -- Loss on Non-Marketable Securities"

Certain Accounting Implications for DPFC
----------------------------------------

         Although the Securitized Notes had an expected life of 2.1 years in September 1995, the Securitized Notes were not retired through collections by October 1997. At September 30, 1998, $38.5 million was outstanding under the Securitized Notes. As a result of the substantially delayed collection of DPFC policies, DPFC had a deficit at September 30, 1998.

         If the collection experience for the DPFC policies continues to be substantially delayed, the deficit of DPFC will increase for one or more of the following reasons. First, a decision to discontinue paying premiums on some policies may be made because the present value of the expected death benefit on some policies may be less than expected future premiums to be paid on such policies. Second, the face value of certain policies (especially group term) may begin to decrease as the people whose lives are insured thereunder reach specified age levels (often 65). Finally, policies for which the insurance was continued under a disability provision may be uneconomical to convert given the insured's age and life expectancy if such insured person is no longer considered disabled. The Company cannot determine at present the extent to which policies held by DPFC will be so affected.

         Since 1996, losses associated with DPFC have been charged against the reserve which was originally established in 1996 for the estimated loss of Point West's equity interest in DPFC. Losses associated with DPFC after depletion of the reserve during the third quarter of 1998 have been, and all future losses associated with DPFC will be, reflected in the Company's consolidated statement of operations and comprehensive income (loss) in the appropriate period. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit reflected. At September 30, 1998, DPFC's accumulated deficit was $562,000. In the third quarter of 1998, the total loss realized by DPFC was $969,000, $407,000 of which was charged against the reserve for equity interest in wholly owned financing subsidiary, and $562,000 of which was otherwise reflected in the Company's consolidated statement of operations and comprehensive income (loss). The loss of $562,000 for the third quarter of 1998 decreased basic EPS by $0.17 for the three and nine months ended September 30, 1998. The average historical quarterly losses in DPFC have been approximately $938,000 per quarter over the past eight quarters. The Securitized Notes represent the obligations solely of DPFC. The Company did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

Results of Operation
--------------------

Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine
-----------------------------------------------------------------------------
Months Ended September 30, 1997
-------------------------------

         Earned Discounts on Matured Policies. Earned discounts on matured polices decreased 28.8% in the third quarter of 1998 compared to the third quarter of 1997 due to the decrease in the number and face amount of matured policies. During the third quarter of 1998, the Company had earned discounts on 6 policies with a face value of $542,000, compared to 9 policies with a face value of $605,000 in the third quarter of 1997. Earned discounts on matured polices increased 14.1% in the first nine months of 1998 compared to the first nine months of 1997. During the first nine months of 1998, the Company had earned discounts on 44 policies with a face value of $2.9 million, compared to 63 policies with a face value of $4.1 million during the first nine months of 1997. Although the Company had earned discounts on fewer policies during the first nine months of 1998 compared to the first nine months of 1997, the earned discounts increased for the 1998 period due primarily to the collection in the first quarter of 1998 of two policies with above-average face values and relatively low carrying values. See "Method of Accounting."

         Interest Income. Interest income increased 3.6% in the third quarter of 1998 compared to the third quarter of 1997 and 18.8% in the first nine months of 1998 over the first nine months of 1997. This increase is due primarily to the interest earned on loans made by Fourteen Hill Capital (which was formed in June
1997) and Allegiance (which was formed in September 1997). See "Method of Accounting." Partially offsetting this increase is the decrease in interest earned on the proceeds from the sale of policies in the first half of 1997 which were invested in short term securities and marketable securities.

         Gain on Sale of Convertible Preferred Shares. In the first quarter of 1997 the Company recognized a $700,000 gain on the sale of a portion of Point West's investment in American Information. In addition, the Company had an option that expired on October 26, 1997 to purchase for approximately $1.1 million, 8.2 million additional shares of common stock of American Information. Since the Company did not exercise this option, a $20,000 pre-tax loss was recognized in the third quarter of 1997. See the Form 10-K. The Company accounts for this investment using the cost method.

         Gain on Assets Sold. The gain on assets sold decreased 84.9% in the third quarter of 1998 compared to the third quarter of 1997 and 88.7% in the first nine months of 1998 compared to the first nine months of 1997 because a large portion of the sale proceeds from life insurance policies was collected during the first half of 1997. The Company collected the sale proceeds on 1 policy resulting in a realized gain of $15,000 in the third quarter of 1998, compared to 6 policies resulting in a realized gain of $98,000 in the third quarter of 1997. The Company collected the sale proceeds on 7 policies resulting in a realized gain of $165,000 in the first nine months of 1998, compared to 245 policies resulting in a realized gain of $1.5 million in the first nine months of 1997. The realized gain was calculated based on the difference between the sale proceeds and the carrying value of such policies after giving effect to the reserve for loss on sale of assets. See Note 4 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         Other Income. Components of other income include a placement fee, collections on policies of dividends, interest and paid-up cash values, increases in face value of matured policies, refunds of premiums on matured policies and realized capital gains on investments securities. Other income increased $156,000 during the third quarter of 1998 compared to the third quarter of 1997 and $255,000 during the first nine months of 1998 compared to the first nine months of 1997. This increase is primarily a result of $110,000 in capital gains from the sale of investment securities and a $65,000 increase in face value on one policy, both realized during the third quarter of 1998. The nine-month increase is also due to a $70,000 placement fee received in the second quarter of 1998 by Point West in the form of convertible preferred shares in connection with an investment made by co-investors of Fourteen Hill Capital in an unaffiliated small business entity.

         Interest Expense. Interest expense increased 3.2% in the third quarter of 1998 compared to the third quarter of 1997. Such increase was due to the interest paid on the $3 million borrowed from the SBA on July 16, 1998. The interest rate (including the 1% annual fee) on the SBA Debentures was 6.9%. Interest expense decreased 0.9% in the first nine months of 1998 compared to the first nine months of 1997. Such decrease was due to the decrease in interest expense for the Securitized Notes. Average borrowings under the Securitized Notes were $38.7 million in the first nine months of 1998 compared to

$39.3 million in the first nine months of 1997. The interest rate on the Securitized Notes was 9.17% in both periods.

         Compensation and Benefits. Compensation and benefits increased 43.5% in the third quarter of 1998 compared to the third quarter of 1997 and 31.7% in the first nine months of 1998 compared to the first nine months of 1997. This increase was due to two new employees hired in September 1997 to support Allegiance's lending activities, four new employees hired in the third quarter of 1998 to support Point West's activities and an increase in compensation and benefits for other employees (including executive officers) for 1998.

         Other General and Administrative Expenses. Other general and administrative expenses increased $397,000 in the third quarter of 1998 compared to the third quarter of 1997. The third quarter of 1997 included a one-time reduction of professional fees in the amount of $75,000 due to the expiration of a consulting contract and a reduction of estimated general legal expenses in the amount of $100,000. In addition, such increase is also due to an increase of $115,000 in life insurance policy premium costs during 1998 and an increase in legal expenses of $49,000 incurred in connection with federal and state alleged class action lawsuits filed against the Company and its officers and directors.

         Other general and administrative expenses increased $220,000 in the first nine months of 1998 compared to the first nine months of 1997. The increase was due to an increase in life insurance policy premium costs of $389,000 in the first nine months of 1998. Prior to the third quarter of 1998 and the depletion of the reserve for equity interest in wholly owned financing subsidiary, premium costs were reflected in the reduction of such reserve. As a result, such increased premium costs did not impact net income in any period prior to the third quarter of 1998. Partially offsetting this increase was a decrease in legal expenses in the first nine months of 1998 in the amount of $241,000 incurred in connection with federal and state alleged class action lawsuits filed against the Company and its officers and directors. This decrease was largely a result of the retention limit being satisfied, requiring the insurance carrier to fund the majority of the continuing costs of such litigation.

         Provision for Loss on Assets Held for Sale. The Company recorded in 1996 a provision for loss on sale of assets totaling $3.3 million. For the quarter ended September 30, 1997, the Company recorded an additional provision in the amount of $328,000 in connection with the remaining policies not yet sold, based on management's revised best estimate of proceeds from the sale of such policies. No adjustment to the provision has been made during 1998.

         Loss on Non-Marketable Securities. The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, the Company determined that $1.1 million of non-marketable securities of one company was impaired at September 30, 1998, and therefore wrote-off its entire $1.1 million carrying value of such security.

         Net Loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. The DPFC net loss of $407,000 and $2.3 million recorded in the three and nine months ended September 30, 1998, respectively, and $943,000 and $2.8 million recorded in the three and nine months ended September 30, 1997, respectively, were included in the Company's net loss before net loss in wholly owned financing subsidiary charged to reserve for equity interest. Prior to the depletion of the reserve during the third quarter of 1998, losses were charged against the reserve for equity interest in wholly owned financing subsidiary. After the reserve was fully depleted during the third quarter of 1998, DPFC's losses have been reflected in the Company's consolidated statement of operations and comprehensive income (loss). All additional losses of DPFC will be reflected in the Company's consolidated statement of operations and comprehensive income
(loss) for the periods in which such losses occur.

Liquidity and Capital Resources
--------------------------------

         On July 16, 1998, Fourteen Hill Capital borrowed $3 million from the SBA. At present, Fourteen Hill Capital is unable to borrow additional funds from the SBA because two investments each represents an amount greater than 20% of its regulatory capital plus its net unrealized investment gains. The Company cannot determine when, if ever, it will be able to borrow additional funds from the SBA. In addition, if Fourteen Hill Capital does not liquidate a portion of its investment portfolio or obtain additional capital, the SBA may accelerate the repayment of the debenture. The Securitized Notes do not provide funds with which to fund operations. On August 19, 1998, Allegiance put in place the Financing which may provide up to $56.4 million solely to support any future lending activities of Allegiance. It is anticipated that the Financing will provide interim floating rate financing through August 31, 1999 and ultimately 15 year fixed and floating rate financing for loans originated by Allegiance. However, if Allegiance does not originate $30 million in loans by August 31, 1999, the term certificates may not be issued and Allegiance would be responsible for finding an alternative financing source. See "Allegiance." At present, the Company does not have an external funding source from which to fund its working capital and general corporate needs.

         At September 30, 1998, cash and cash equivalents was $5.0 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Fourteen Hill Capital and Allegiance and any other business opportunities the Company pursues. There can be no assurance that the Company will be successful in obtaining external financing on satisfactory terms assuming it determines it needs additional funds. Point West at present anticipates having sufficient liquidity to meet its working capital and operational needs through 1999, using current cash and cash equivalents. However, the Company may not have sufficient liquidity to grow the business of Fourteen Hill Capital.

         As of September 30, 1998, the outstanding principal amount of the Securitized Notes was $38.5 million. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require the Company to expend cash or obtain financing to satisfy such principal and interest obligations. See Note 7 of the Condensed Notes to Consolidated Financial Statements (contained herein).

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

         In particular, through Fourteen Hill Capital, the Company holds investments in securities. These investments have been made primarily since January 1998. The value of these and certain of the Company's other investments have increased substantially since originally being purchased, increasing the likelihood that the Company will, in the future, exceed one or more of the Percentage Tests, unless the Company's other businesses grow more rapidly than currently anticipated.

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

Other
-----

         The "Year 2000 issue" refers to a wide variety of potential computer program processing and functionality issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999. Any of the Company's computers, computer programs and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

         The Company expects to spend approximately $50,000 to $100,000 in the aggregate during 1998 and 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond ("Year 2000 Compliant"). During 1998, the Company made an assessment of Year 2000 Compliant issues and determined that it needed to modify or replace certain third party computer hardware and software. As the Company has implemented solutions to the Year 2000 Compliant issues, in some circumstances it has determined that replacing existing systems, hardware, or equipment may be more efficient and also provide additional functionality. The Company has completed such modifications and replacements. Through September 30, 1998, the Company had incurred Year 2000 Compliant costs of approximately $24,000, of which $19,000 has been capitalized. The Company does not believe the amounts expected to be expensed over the next two years will have a material effect on its financial position or results of operations. However, there can be no assurance that actual costs (i) will not materially exceed expected costs and (ii) will not have a material adverse effect on the Company's financial condition and results of operation. The Company is currently assessing its electronic office equipment such as the phone system, copiers, fax machines, printers, and the like to determine if such equipment is date sensitive and will require upgrades. The Company is also assessing the readiness of its business-critical spreadsheets and customized databases and plans to make modifications of those systems as necessary. The Company expects to have completed all of its remediation efforts by the end of 1998, allowing time in 1999 for testing and system refinements that may be needed.

         The Company has begun assessing the readiness of external entities, such as vendors, suppliers, investments and financial institutions which interface with the Company and plans to have this assessment complete by June 30, 1999. The Company plans to determine whether those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company plans to assess the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The Company's Year 2000 team is made up of only one internal staff member, and the loss of the service of such individual may have a material adverse effect on the Company's ability to be Year 2000 Compliant. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be Year 2000 Compliant on a timely basis. Although the Company believes it is unlikely, there can be no assurance that the failure of the Company or a third party on which it is dependent to be Year 2000 Compliant will not have a material adverse effect on the Company's operations, prospects, financial condition or results of operations.

         The Company's contingency plans, if year 2000 modifications do not work or are not ready by year 2000, relies significantly on manual procedures and record keeping. All files are expected to be adequately backed up as of December 31, 1999 and to be available to facilitate manual record keeping. Adequate hard copy reports of balances and transactions as of December 31, 1999 will also be available to provide a complete manual system of accounting and inventory control, if required. Subsequent to year 2000, manual systems will continue to be in place to mitigate the risk of lost information due to any unforeseen interruptions that may occur as a result of year 2000 issues arising after January 1, 2000. Nonetheless, there can be no assurance that the Company's contingency plan will effectively mitigate any Year 2000 failures or that such contingency plan would not themselves materially adversely effect the Company's financial condition or results of operations.

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (i) the ability of Allegiance to finance the loans at the expected rating levels, (ii) sufficiency of the Company's liquidity and capital resources (See "Liquidity and Capital Resources"), (iii) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (See "Considerations Under the Investment Company Act of 1940"), and
(iv) expected expenses to make the Company's computer operations Year 2000 Compliant and expectations regarding the Year 2000 Compliance of the Company, third-parties on which the Company is dependent and the efficacy of contingency plans related thereto. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) Allegiance's ability to originate a sufficient number and amount of loans, the market's acceptance of the asset class consisting of the loans held by Allegiance and Allegiance's ability to finance the loans on terms acceptable to the market and Allegiance, (ii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (iii) availability and cost of capital, (iv) the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Considerations Under the Investment Company Act of 1940," and (v) the ability of the Company's suppliers and vendors to become Year 2000 Compliant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
------   -----------------------------------------------------------

         Not required.

PART II.  OTHER INFORMATION
--------  ------------------

Item 1. Legal Proceedings
------- -----------------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. Thereafter, plaintiffs filed a motion for class certification which the remaining defendants have opposed. The Company has not received a ruling on the motion for class certification. The case is currently in discovery. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. Although the case has been stayed since its inception, the plaintiff recently filed a motion (which the defendants have opposed) to have the stay lifted. The Company and each of the defendants intend to defend the action vigorously.

Item 5.  Other Information
------   -----------------

         (a)      The NASDAQ Stock Market SM ("NASDAQ")

                  On October 19, 1998, the Company received a notice from NASDAQ which indicated that, because of the recent decline in the price of the Company's Common Stock, the Company failed to meet one of the listing requirements of the NASDAQ National Market(R) ("NMS") to maintain a public float having a market value equal to at least $5 million. NASDAQ indicated that, if the Company did not satisfy such requirement by November 13, 1998, NASDAQ would issue a formal notice. The Company does not believe at November 13, 1998 that it satisfied such request. In the event that the Company receives a formal notice from NASDAQ, the Company believes that it will have 90 days to cure such deficiency. At present, the Company's desire is to maintain a listing for its Common Stock on the NMS, but it is possible that, not withstanding such desire, the Company's Common Stock will be delisted from the NMS. The Company believes that its Common Stock satisfies the listing requirements for the NASDAQ SmallCap Market(R) and may pursue such listing if the Common Stock is delisted from the NMS. Another alternative is for the Company's Common Stock to be traded on the NASDAQ OTC Bulletin Board(R) or delisted entirely.

         (b)      Annual Stockholders' Meeting

                  The Company has established May 10, 1999 as the date on which the Company's 1999 annual stockholders meeting (the "1999 Meeting") will be held. As indicated in the Company's proxy statement related to its 1998 annual stockholders' meeting, the Company must receive by December 18, 1998 any proposal of a stockholder intended to be presented at the 1999 Meeting and to be included in the Company's proxy, notice of meeting and proxy statement related to the Meeting pursuant to Rule 14a-8 under the Securities Act of 1934 (the "Exchange Act"). Proposals of stockholders submitted outside the processes of Rule 14a-8 under the Exchange Act in connection with the 1999 Meeting ("Non-Rule 14a-8 Proposals") must be received by the Company by March 11, 1999 or such proposals will be considered untimely under the advance notice provisions of the Company's Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws (the "Charter Documents"). The Company's proxy related to the 1999 Meeting will give discretionary authority to the proxy holders to vote with respect to all Non-Rule 14a-8 Proposals received by the Company after March 11, 1999. Any stockholder wishing to submit a proposal at the 1999 Meeting must also comply with certain other provisions of the Charter Documents. Notices of stockholder proposals should be directed to, and any request for a copy of the Charter Documents (which will be provided at no charge to any holder of the Company's Common Stock), should be directed to: Secretary, Point West Capital Corporation, 1700 Montgomery Street, Suite 250, San Francisco, California 94111.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

         (a)      Exhibits.
                  Number        Description
                  ------        -----------

                #   10.1        Trust  Agreement,  dated as of August  1,  1998,
                                among Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and Point West Capital
                                Corporation

                #   10.2        Supplement  to  Trust  Agreement  for  Revolving
                                Series 1998-1,  dated as of August 1, 1998 among
                                Allegiance  Funding Corp. I,  Manufacturers  and
                                Traders  Trust  Company  and Point West  Capital
                                Corporation

                #   10.3        Loan Acquisition  Agreement,  dated as of August
                                1, 1998,  between  Allegiance  Capital,  LLC and
                                Allegiance Funding Corp. I

                #   10.4        Servicing Agreement, dated as of August 1, 1998,
                                among Point West Capital Corporation, Allegiance
                                Capital,   LLC,   Allegiance  Funding  Corp.  I,
                                Manufacturers and Traders Trust Company and other party thereto

                    10.5 Amended and Restated Limited Liability Company Agreement of Allegiance Capital, LLC

                     27        Financial Data Schedule

                     99.1      Subsidiaries

                     99.2      Press Release for Fourteen Hill Capital, L.P.

                # Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

         (b)      Reports on Form 8-K.

                    Date            Item Reported      Matter Reported

                    July 24, 1998    5                  The  Company   issued  a
                                                        press release  regarding
                                                        its      results      of
                                                        operations    for    the
                                                        second quarter of 1998.

                    August 19, 1998  5                  The  Company   issued  a
                                                        press release announcing
                                                        the           Allegiance
                                                        Financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                              POINT WEST CAPITAL CORPORATION



DATED:  November 13, 1998                     /S/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




DATED:  November 13, 1998                     /S/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)