Form 10-Q/A
period 1998-09-30
POINT WEST CAPITAL CORP
filed 1998-11-18
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                    -----------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

This Form 10-Q/A is being filed to correct an error that occurred in the conversion to EDGAR format of the Form 10-Q of Point West Capital Corporation for the quarterly period ended September 30, 1998 (the "Form 10-Q"). Note 2 of the Condensed Notes to Consolidated Financial Statements in the Form 10-Q is hereby amended and restated as follows:

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

         The amortized costs and estimated fair value of investment securities (before any minority interest) as of September 30, 1998 and December 31, 1997 are as follows:

                                                       September 30, 1998
-------------------------------------------------------------------------------------------------------

                                                   Gross Unrealized    Gross Unrealized
                                 Amortized Cost          Gains               Loss
                                                                                            Fair Value



Held-to-maturity
     Corporate bonds           $    1,235,010      $          --    $        (150,010)   $    1,085,000
                               --------------      ---------------    -----------------   --------------
Total held-to-maturity         $    1,235,010      $          --    $        (150,010)   $    1,085,000

Available-for-sale
     Common stock              $    3,592,000      $    5,001,662     $             --   $     8,593,662
     Warrants                  $            0      $           --     $             --   $             0
                               ------------------  -----------------  ------------------  ------------------

Total available-for-sale       $    3,592,000      $    5,001,662     $              --   $    8,593,662



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



DATED:  November 18, 1998                     /S/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




DATED:  November 18, 1998                     /S/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)