Form 10-K
period 1998-12-31
POINT WEST CAPITAL CORP
filed 1999-03-08
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

                        Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate  market value of the  registrant's  common stock,  $0.01 par value
held  by   non-affiliates  of  the  registrant  as  of  February  26,  1999 was approximately $24,578,950

The number of shares of the registrant's common stock, $0.01 par value outstanding as of February 26, 1999 was 3,262,324.

                      Documents Incorporated by Reference:
                      -----------------------------------
The registrant's proxy statement (to be filed) related to its 1999 annual meeting of stockholders is incorporated by reference in Part III hereof.

                         POINT WEST CAPITAL CORPORATION

                             Form 10-K Annual Report
                   For the Fiscal Year Ended December 31, 1998

                                Table of Contents



PART I                                                                                          Page
     Item 1.  Business................................................................            1
     Item 2.  Properties..............................................................            9
     Item 3.  Legal Proceedings.......................................................            9
     Item 4.  Submission of Matters to a Vote of Security Holders.....................            10
 .

PART II
     Item 5.  Market for the Registrant's Common Equity and Related Stock Matters ....            11
     Item 6.  Selected Financial Data.................................................            12
     Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................            13
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk .............            32
     Item 8.  Financial Statements and Supplementary Data.............................            33
     Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...............................................            33


PART III
     Item 10. Directors and Executive Officers of the Registrant......................            58
     Item 11. Executive Compensation..................................................            58
     Item 12. Security Ownership of Certain Beneficial Owners and Management .........            58
     Item 13. Certain Relationships and Related Transactions..........................            58
 .

PART IV
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ........            58

Signatures............................................................................            63


Unless the context otherwise requires, all references to "Point West" refer to Point West Capital Corporation and all references to the "Company" refer to Point West Capital Corporation and its consolidated entities.


                                     PART I
                                     ------
ITEM 1--BUSINESS
----------------

General
-------

         The Company is a specialty financial services company. The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In connection with a viatical settlement, the policyholder assigned his or her policy to the Company, which became the holder, owner or certificate holder of the policy and the beneficiary thereunder with the right to receive from the insurance company the face value payable under the policy following the death of the insured. In February 1997, Point West's Board of Directors (the "Board") decided to cease the Company's viatical settlement business. In the third quarter of 1996, the Company decided to sell all or substantially all of its assets. See "Asset Sales; Viatical Settlement Business." The Company, through its wholly owned special purpose subsidiary, Dignity Partners Funding Corp. I ("DPFC"), continues to hold policies which are pledged as security for the Securitized Notes (defined herein). The Company continues to service the life insurance policies held by DPFC.

         Subsequent to February 1997, the Company has become a more broadly-based specialty financial services company. During 1997, the Company expanded its financial services business through the operations of Fourteen Hill Management, LLC ("Fourteen Hill Management") and Fourteen Hill Capital, L.P. ("Fourteen Hill Capital"), which invest in small businesses; and Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding Corp. I ("Allegiance Funding") and Allegiance Capital Trust I ("Allegiance Trust I"), which lend funds to funeral home and cemetery owners. During 1998, the Company formed Point West Securities, LLC ("PWS"), a broker-dealer licensed by the National Association of Securities Dealers, Inc. ("NASD"). References herein to Fourteen Hill include Fourteen Hill Management and Fourteen Hill Capital. References herein to Allegiance include Allegiance Capital, Allegiance Funding and Allegiance Trust I.

         Information regarding the revenues, contributed income (loss) and identifiable assets for each of the Company's business segments is contained in
Note 16 of the Company's consolidated financial statements included herein.

         The Company continues to evaluate other business opportunities. The Company is seeking advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Considerations Under the Investment Company Act of 1940."

The Company
-----------

     General
     -------

         Point West was incorporated in Delaware as Dignity Partners, Inc. in September 1992 and commenced operations on January 2, 1993. Effective August 1, 1997, its name was changed to Point

West Capital Corporation. The Company's principal executive offices are located at 1700 Montgomery Street, Suite 250, San Francisco, California 94111, and its telephone number is (415) 394-9467.

     DPFC
     ----

         DPFC is a wholly owned subsidiary of Point West formed for the limited purposes of issuing Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes"). DPFC purchased life insurance policies with proceeds of the Securitized Notes. It continues to beneficially own the policies that have not matured. Those policies are pledged as collateral for the Securitized Notes. DPFC is deemed a bankruptcy remote entity. DPFC no longer purchases policies.

     Fourteen Hill
     -------------

         In June 1997, the Company formed Fourteen Hill Management and Fourteen Hill Capital. Fourteen Hill Management is a limited liability company wholly owned by Point West. It was formed solely to serve as the general partner of one or more small business investment companies ("SBIC"). Fourteen Hill Capital is a limited partnership operating as an SBIC. Fourteen Hill Capital received its SBIC license from the Small Business Administration ("SBA") in September 1997. Fourteen Hill Management is the sole general partner of Fourteen Hill Capital, and Point West is one of the two limited partners of Fourteen Hill Capital. Fourteen Hill Capital provides loans, debt and equity capital to small companies as defined by SBA regulations. Fourteen Hill Capital commenced operations in August 1997.

     Allegiance
     -----------

         Allegiance Capital is a limited liability company formed in September 1997 as a specialty finance company to provide senior secured loans to funeral home and cemetery owners. Point West has a 65% ownership interest and 95% voting control in Allegiance Capital and serves as the managing member. Allegiance's president and its vice president of marketing, each of whom was hired in September 1997, have the balance of such interests. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital. Pursuant to a Trust Agreement dated August 19, 1998 (the "Allegiance Trust Agreement"), Allegiance Funding formed a trust, Allegiance Trust I, to consummate a structured financing which may provide up to approximately $56.4 million to support Allegiance's lending activities (the "Allegiance Financing").

     PWS
     ---

         PWS is a limited liability company formed on July 7, 1998 as a broker-dealer. PWS is wholly owned by Point West. PWS received its license from the NASD to become a licensed securities broker-dealer on December 3, 1998. In addition, PWS is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and as of February 28, 1999 was registered as a broker-dealer in California, New York and 18 other states. Operations for PWS in 1998 were immaterial.

Asset Sales; Viatical Settlement Business
-----------------------------------------

     Introduction
     ------------

         In December 1996, the holders of the Company's Common Stock, $0.01 par value ("Common Stock"), authorized the Board to sell all or substantially all of the assets of the Company. The Company subsequently sold substantially all of the Company's policies other than the policies held by DPFC. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes, will require the consent of the Company and the holders of the Securitized Notes ("Noteholders"). The Company has discussed potential sales of DPFC policies with the Noteholders. However, the Company has not decided whether it will sell the DPFC polices and cannot determine whether the Noteholders will consent to such a sale or whether such a sale is feasible. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Securitized Notes."

     Terms of Sale Agreements
     ------------------------

         Through December 1997, the Company entered into several agreements to sell portions of its portfolio of policies. None of the purchasers is affiliated with the Company or any of its directors or officers. The sale agreements provided for the sale, upon the issuing insurance company's acknowledgment of transfer of ownership, of an aggregate of 373 life insurance policies. The agreements contained cross indemnity provisions pursuant to which the Company and the purchaser agreed to indemnify each other against losses, liabilities or damages arising in connection with a claim under any policy or with any breach of any representation or warranty made by the breaching party in the agreement. By December 31, 1998, the Company had completed the sale of all but 7 policies under these sales agreements.

     Viatical Business
     -----------------

         Until the Company ceased purchasing policies, the Company's viatical settlement business involved the following principal steps: (1) origination of policy purchases, (2) underwriting, which included evaluating the terms of a policy and, with the assistance of one or more independent physicians or other medical consultants, estimating the life expectancy of the insured, (3) closing the transaction, (4) monitoring the insured and the policy and (5) collecting the policy proceeds following the insured's death. The Company ceased purchasing policies in February 1997. Therefore, monitoring and collection activities are the only activities the Company continues to undertake.

         Monitoring

                  Following the purchase of a life insurance policy, the insured is regularly monitored to obtain timely information concerning the insured so that proceeds may be collected as promptly as possible following the death of the insured. In addition, the Company monitors the policy to ensure it does not lapse because of a failure to pay timely premiums. Premiums are paid by the Company unless a waiver is in place. Some protection against the failure to pay premiums is provided by statutory or policy provisions that require insurance companies to provide written notice before terminating a policy for failure to pay premiums. As owner of record of the policy, the Company generally receives those notices directly. Furthermore, the Company monitors the policy to ensure that premium waivers are renewed and that, when required, the policy is converted (e.g., from a group term policy to an individual whole life policy) in a timely manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations by Segment -- Viatical Settlements -- Certain Accounting Implications for DPFC."

         Collection

                  Once the Company learns of an insured's death, a request for a copy of the death certificate is filed in the appropriate governmental office. The Company then files the death certificate with the insurance company and requests payment of the policy proceeds. The Company monitors the collection status until it receives the face value of the policy.

Consideration of Strategic Options and New Businesses
-----------------------------------------------------

         In September 1996, in light of the uncertainties facing the Company's viatical settlement business, the Company engaged an investment bank to assist the Company in the evaluation of its strategic direction. As a result of the Company's evaluation, the Company embarked on a strategy to become a more broadly-based specialty financial services company. The Company continues to pursue other potential business opportunities. The Company is seeking advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Considerations Under the Investment Company Act of 1940."

Small Business Loans and Investments
------------------------------------

     Overview
     --------

         Fourteen Hill Capital is licensed by the SBA as an SBIC. Fourteen Hill Capital focuses on creating a diversified portfolio of loans to and debt and equity investments in later-stage growth and expansion companies. To date, Fourteen Hill Capital has focused on businesses in the area of e-commerce, internet and telecommunications. Fourteen Hill Capital's loans and investments are structured in a variety of ways, including loans, debt investments such as subordinated debt with equity participation through warrants or conversion rights, and investments in preferred and common stock.

     Regulation
     ----------

         As an SBIC, Fourteen Hill Capital is required to make loans to or invest in qualified entities as defined by regulations promulgated by the SBA. These entities are generally companies with a net worth of less than $18 million and average net income of less than $6 million for the last two years. Additionally, at least 20% of Fourteen Hill Capital's loans and investments must be made to entities with a net worth of less than $6 million and average net income of less than $2 million for the last two years. Fourteen Hill Capital holds an SBIC debenture license.

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

         Fourteen Hill Capital may be subject to licensing requirements as a lender in jurisdictions in which it operates. It is also subject to usury and other similar laws in those jurisdictions.

     Origination & Investment Selection
     ----------------------------------

         Fourteen Hill Capital intends to focus on later stage growth companies. The size of each individual transaction by Fourteen Hill Capital will typically range from $500,000 to $1 million. Fourteen Hill Capital's investments in small businesses are made with the intent of having the loans repaid and liquidating the equity portion of the investments after five years. Although Fourteen Hill Capital at the time of any investment expects to dispose of the investment after five years, situations may arise in which it may hold equity securities for a different period of time.

         Fourteen Hill Capital seeks to lend to or invest in well-managed, growing, public or private companies that seek capital to finance a variety of activities. These activities include (1) new product development, (2) expansion into new markets, (3) increasing production capacity or (4) the acquisition of complementary businesses.

         Fourteen Hill Capital considers a number of criteria in making loan and investment decisions. Although the criteria below may not be applied in every instance and their importance may vary depending on the relevant circumstances, the following characteristics generally are sought when evaluating a potential borrower or investment: (1) highly skilled management with the capability to organize resources, develop products and exploit market opportunities, (2) superior growth and the presence of a clearly defined marketing strategy which addresses the conditions of the market, the needs of the customers and established competitive practices exhibited in the relevant industry, (3) strong demonstrable cash flows, both historical and projected, or other security, (4) access to additional capital and (5) the existence of a reasonable exit strategy. Fourteen Hill Capital employs third party experts where appropriate to assess the market opportunity or operational capabilities of the potential investee.

         Fourteen Hill Capital locates potential SBIC investments through contacts with investment bankers, fund managers, lenders, venture capitalists, leveraged buyout sponsor groups and other SBIC's. Fourteen Hill Capital uses its own analysts that review informational packages in order to identify potential investments. After identifying investments that meet Fourteen Hill Capital's investment criteria, the analysts conduct a more thorough investigation and analysis of the applicant ("Due Diligence"). The Due Diligence process often includes on-site visits, review of historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, background checks and research on the applicant's product, service or particular industry.

         Fourteen Hill Capital has a committee (the "Investment Committee") that consists of Bradley N. Rotter, Alan B. Perper and John Ward Rotter, Point West's executive officers. All loan and investment decisions are presented to the Investment Committee for their approval prior to commitment.

     Monitoring Investments
     ----------------------

         Portfolio loans and investments have a designated employee who is responsible for periodic contact and all initial troubleshooting. Additionally, this individual carefully reviews operating results, cash flow, working capital and financial structure against budgets. Any divestiture, foreclosure or restructuring must be approved by the Investment Committee.

     Competition
     -----------

         Fourteen Hill Capital's principal competitors include financial institutions, venture capital firms and other non-traditional lenders. Many of these entities have greater financial and managerial resources than Fourteen Hill Capital. The Company believes that many of these entities do not have an interest in the relatively small size of transactions which Fourteen Hill Capital targets. Additionally, the Company believes that Fourteen Hill Capital competes effectively with those entities primarily on the basis of the quality of its service, its reputation and the timely decision-making process it follows, and to a significantly lesser degree on the interest rates or other terms it offers on loans or investments to those seeking capital.

Loans to Funeral Homes and Cemeteries
-------------------------------------

     Overview
     --------

         Allegiance provides long-term debt to experienced owners of established funeral home and cemetery businesses on a senior secured basis at competitive rates. The funeral home and cemetery businesses comprise what is frequently called the "death care" industry. Death care historically has been a relatively stable and mature industry, partly due to the inevitable nature of mortality. In addition, most areas of the country are already served by one or more funeral homes and cemetery establishments and opportunities for expansion mostly consist of consolidation of existing establishments. Though subject to consolidation in recent years, the death care industry remains highly fragmented. The for-profit ownership base within the death care industry is split among private entities, primarily smaller family-owned businesses and a number of large public corporations, including Service Corp. International, Loewen Group and several others. A variety of factors, including turnover among the base of privately owned death care businesses and the recognition of the increasing value of these businesses, have combined to create demand for capital within the industry. These capital needs have been underserved by traditional lending sources.

         Allegiance generally seeks to finance funeral home and cemetery businesses which are well-established by virtue of years of service in the communities they serve. The Company believes that the heritage, reputation and attendant goodwill built up by these institutions provide superior collateral value.

     Marketing & Origination
     -----------------------

     Allegiance targets family-owned and other private owners of funeral home and cemetery establishments. Loans are sourced by marketing employees and independent parties both directly through the solicitation of owners of funeral homes and cemetery businesses and indirectly through contacts with industry associations, professional groups, business advisors and others. Origination activities are supported through print advertising in industry trade publications, newsletters and attendance at industry conferences.

         Loans are offered with fixed or adjustable interest rates, generally in minimum amounts of $500,000. Loan proceeds may be used by the borrower for a variety of purposes. These purposes include (1) acquisitions, (2) debt refinancing and (3) stockholder buyouts or distributions. Allegiance charges a loan arrangement fee payable at closing as well as application and commitment fees, which may be credited against the loan arrangement fee at closing. Contractual repayment terms require monthly payments sufficient to pay accrued interest and a portion of principal sufficient to amortize the loan balance over a long-term repayment schedule, generally 15 to 18 years.

         Allegiance obtains a senior, secured position with respect to the borrowers and business establishments it finances. Security for loans is generally provided through a mortgage providing a first priority security interest in the owned or leased real property associated with the borrower's business establishment(s); security agreement providing a first priority security interest in the related personal property, intangible assets and intellectual property; pledge agreement providing a first priority security interest in the borrower's stock (if a corporation); and personal guarantees of the borrower's principals.

     Underwriting
     ------------

         Loan commitments are made based on an in-depth qualitative and quantitative underwriting analysis. This analysis focuses on the applicant, its ownership and management, and the funeral home and/or cemetery establishments it owns and operates. The process begins with the collection of information concerning the prospective borrower. Information collected from the borrower includes detailed information regarding ownership, business locations and characteristics, personnel, real and personal property used in connection with the business, the market environment in which the business operates, banking and trade references and historical financial statements and tax returns.

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

         The business portion of the underwriting analysis includes a review of tangible aspects of the business such as property condition and appearance, and intangible factors affecting business value and economics, such as history, location and market demographics. Financial statements are analyzed to determine historic adjusted cash flow in light of the proposed loan amount and debt service burden. In addition, third-party consultants independently determine adjusted cash flow and assess business value. Business value of the subject business is assessed based primarily on its historic financial performance and secondarily on the real property and other assets of the business. Assessments of business value are used to determine a loan-to-business value ratio.

         Prior to closing, any real property to be pledged as collateral undergoes an environmental review. The Company uses third-party environmental service providers for the environmental review. In addition to providing assurance as to the quality of the real property collateral, the review generally meets standards for due diligence developed to avoid lender liability.

         All loan decisions are presented to an investment committee for its approval prior to commitment. The committee is comprised of Point West's executive officers and the president of Allegiance. Allegiance relies on outside legal counsel to prepare loan documents and to facilitate loan closings.

     Servicing
     ---------

         Point West performs certain basic loan servicing functions related to loans made by Allegiance. These functions include (1) sending monthly billing statements and other notices, (2) tracking and posting loan payments, (3) directing the transfer of loan payments to the appropriate accounts and (4) maintaining loan files.

         In addition to the functions performed by Point West, Allegiance performs loan portfolio surveillance functions in order to monitor credit quality. Borrowers provide certain information periodically, including quarterly and annual financial statements as well as supplemental business activity information. Allegiance uses this information to periodically monitor covenant compliance and the credit quality of the borrowers' underlying businesses. As a senior secured lender, in the event of default, Allegiance is in a relatively strong position to control any disposition of the businesses it finances. However, the monitoring process is intended to help borrowers identify and address problems to avoid defaults.

     Competition
     -----------

         Allegiance faces competition from alternative providers of capital, including primarily financial institutions, the financial services industry and to a lesser extent other companies in the death care industry. The financial services industry is highly competitive. Allegiance competes with both traditional lenders such as commercial banks, thrifts and finance companies as well as specialized lenders such as Provident Services, Inc. (a subsidiary of Service Corp. International) and Franchise Mortgage Acceptance Co. The Company believes that Allegiance's focus on and knowledge of the death care industry, its ability to offer loans on terms which meet the needs of owners and acquirers of death care businesses, and the attractiveness of a non-industry lender, provide it with the ability to compete effectively.

     Regulation
     ----------

         On October 23, 1998, Allegiance Capital received its finance lenders license from California. Allegiance may be subject to licensing requirements as a lender in other jurisdictions in which it operates. It is also subject to usury and other similar laws in such jurisdictions.

Broker-Dealer Activities
------------------------

     Overview
     --------

         PWS is a broker-dealer licensed by the NASD and registered with the SEC. As of February 28, 1999, PWS was also licensed as a broker-dealer in California, New York and 18 other states. PWS intends to offer investment banking services targeting e-commerce, telecommunications, internet and other growth companies. PWS also intends to provide equity research and brokerage services to institutional investors. PWS did not commence operations until December 1998. The full scope of services to be provided by PWS has not yet been determined.

     Competition
     -----------

         PWS encounters intense competition in its business and competes directly with numerous securities firms, most of which have substantially greater capital and other resources. PWS also faces competition from banks, insurance companies and financial institutions. The companies in the industries to which PWS targets its investment banking services are relatively small. PWS believes that its large competitors will not target those companies. The Company also believes that PWS will be able to compete effectively with those competitors primarily on the basis of the quality of its service, product selection and price.

     Regulation
     -----------

         The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. However, much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations  adopt  rules  (which  are  subject  to  approval  by the SEC) for governing the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

         The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices, capital structure, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-
                                       8
regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker-dealers.

         Other Investments
         -----------------

         From time to time, Point West invests in companies directly and not through Fourteen Hill. These activities, which are sporadic, include loans and equity investments.

Employees
---------

         As of December 31, 1998, the Company employed 17 individuals, two of whom (in addition to Point West's executive officers) also perform services on behalf of The Echelon Group of Companies, LLC ("New Echelon LLC"). New Echelon LLC is owned by Point West's executive officers. None of the Company's employees is a member of a labor union. The Company believes that it maintains good relations with its employees.

ITEM 2--PROPERTIES
------------------

         The Company currently leases approximately 5,900 square feet of office space in San Francisco which it shares with New Echelon LLC. The Company, which is the lessee under the lease, charges New Echelon LLC for 35% of the rent of the entire office space. See "Certain Relationships and Related Transactions." The Company believes that its current office space will be adequate for its purposes through the expiration of the lease in May 1999. The Company is in the process of evaluating other locations and renewal terms at its existing facilities. The Company believes there are a number of suitable locations on acceptable rent terms within the San Francisco area. The Company expects that its space-sharing arrangement with New Echelon LLC will continue under any renewed or new lease.

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

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. Plaintiffs have appealed this dismissal to the United States Circuit Court for the Ninth

Circuit. Plaintiffs have also filed a motion for class certification which the remaining defendants have opposed. On November 13, 1998, the Court granted plaintiff's motion for class certification. The case is currently in discovery. A trial date has been set for October 1999. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed since its inception by agreement of the parties. The Company and each of the defendants intend to defend the action vigorously.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                     PART II
                                     -------

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
--------------------------------------------------------------------------
MATTERS
-------

         The Common Stock trades on the National Market System of The Nasdaq Stock MarketSM under the symbol "PWCC." As of February 26, 1999, there were approximately 113 holders of record of Common Stock, including banks, brokerage firms and other nominees. A substantial portion of the publicly-held shares of Common Stock are held in book-entry form. As of February 26, 1999, the Company estimates that there were more than 500 beneficial owners of Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Common Stock on The Nasdaq Stock MarketSM.

                                  1998           High                Low
                                  ----           ----                ----

                  First Quarter ...........  $    6               $  3 3/4
                  Second Quarter...........       7 1/8              4 3/4
                  Third Quarter............       6                  4
                  Fourth Quarter...........       7                  2 1/4


                                   1997          High                Low
                                   -----         ----                ----
                  First Quarter............   $   2 7/8          $   2 1/2
                  Second Quarter...........       3 5/8              2 1/2
                  Third Quarter............       3 5/8              2 7/8
                  Fourth Quarter...........       4 3/4              2 3/8

         The Company has never declared or paid any cash dividends on its capital stock. The Indenture pursuant to which the Securitized Notes were issued (the "Indenture") limits the Company's ability to pay dividends by restricting, prior to repayment in full of the Securitized Notes, the Company's access to cash generated through the collection of pledged policies. The Company currently intends to retain its future earnings, if any, to finance its existing businesses and any new businesses. Therefore, the Company does not anticipate paying cash dividends on the Common Stock for the foreseeable future.

ITEM 6--SELECTED FINANCIAL DATA
-------------------------------

         The data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. For the reasons set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," information for 1998, 1997 and 1996 and as of December 31, 1998, 1997 and 1996 are not
comparable to each other or to prior periods.



                                                                                   Years Ended December 31,
                                                                                   ========================

                                                                                  1998      1997      1996       1995       1994
                                                                                            (Dollars in thousands)
                                                                                            ----------------------

Statement of Operations Data:
-----------------------------
Earned discounts on life insurance policies  (1) ..............................  $  --   $    --   $  3,697   $  6,933    $  4,240
Earned  discounts on prior  maturities and matured
       policies (1)............................................................    439       489      1,782         --        --
Interest income................................................................  1,494     1,184        783         267        118
Net gain on sale of non-marketable securities..................................     --       680         --         --        --
Gain (loss) on assets sold.....................................................    165     1,463        180         --        --
Total income...................................................................  2,408     3,918      6,405      7,389       4,443
Interest expense...............................................................  3,680     3,599      3,984      3,352       1,115
Provision for loss on assets held for sale.....................................     --       328      3,140         --        --
Loss on  investment in wholly owned financing
       subsidiary..............................................................     --        --      6,940         --         --
Loss on non-marketable securities..............................................  1,073        --         --         --         --
Total expenses.................................................................  8,352     6,795     17,118       5,394      2,279
Income (loss)  before  income  taxes,  minority  interest
       and net loss in wholly owned financing subsidiary
       charged to reserve for equity interest ................................. (5,945)   (2,877)   (10,713)      1,996      2,163
Income tax (expense) benefit ..................................................     (6)       (4)       526        (625)      (137)
Net loss in wholly owned financing subsidiary charged
       to reserve for equity interest........................................... 2,300     3,891        488         --         --
Net income (loss)(2)............................................................(3,650)    1,011     (9,699)        803        235
Comprehensive income---- net unrealized investment gains (losses)
     ("Comprehensive Income").................................................. (2,786)    2,597         --         --         --
Total comprehensive income (loss)...............................................(6,437)    3,608         --         --         --
Basic earnings (loss) per share (3).............................................$(1.12)  $  0.29    $ (2.46)     $ 0.51     $ 0.26
Diluted earnings (loss) per share (3)...........................................$(1.12)  $  0.28    $ (2.46)     $ 0.42     $ 0.19

Balance Sheet Data (at period end):
-----------------------------------
Cash and cash equivalents...................................................... $ 6,668    $10,040   $6,586   $   1,057    $    31
investment securities..........................................................   2,113      5,817       --          --         --
Loans receivable...............................................................  10,188      4,016       --          --         --
Purchased life insurance policies..............................................  33,893     36,587   41,246      48,938      32,916
Non-marketable securites.......................................................   5,397      1,658    3,000          --         --
Total assets...................................................................  62,443     62,969   68,944      58,226      35,433
Reserve  for  equity  interest  in  wholly  owned  financing
       subsidiary..............................................................      --      2,300    6,453          --         --
Revolving certificates.........................................................   5,400         --       --          --         --

                                       12

Total long term debt (4)........... 41,529  38,804    41,218    40,549   18,447
Total liabilities.................  47,613  41,703    48,802    46,680   22,176
Total stockholders' equity (2)....  14,830  21,266    20,142     4,866    4,062
 --




(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment - Viatical Settlements - Method of Accounting for Viatical Settlements."

(2) Includes minority interest of $568 in 1995 and $1,791 in 1994 on the statements of operations data and minority interest of $6,680 in 1995 and $9,195 in 1994 on the balance sheet data. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Method of Consolidation - Dignity Viatical & Dignified One."

(3) Reflects the following transactions as if such transaction had occurred at the beginning of 1994, 1995 and 1996: (a) On September 30, 1995, Point West and its then sole stockholder, The Echelon Group Inc. ("Echelon"), which was owned entirely by Point West's executive officers, entered into a series of transactions (collectively, the "Reorganization") to separate the business of Point West from Echelon's other business interests; (b) On January 12, 1996, Point West effected a reverse stock split pursuant to which each outstanding share of Common Stock was converted into .7175 of a share of Common Stock; (c) In February 1996, all outstanding shares of Point West's Cumulative Pay-in-Kind Preferred Stock were converted into 321,144 shares of Common Stock. The Reorganization included a sale of assets by Echelon to New Echelon, which was also owned entirely by Point West's executive officers, and a merger of Echelon into Point West. Point West's initial public offering occurred in February 1996. See Note 9 of Notes to Consolidated Financial Statements.

(4) Includes long term notes payable, debentures payable to Small Business Administration and other long term liabilities.






ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

         The following is a discussion and analysis of the consolidated financial condition of the Company at December 31, 1998 and results of operations for the Company for the three years ended December 31, 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the reclassification into "assets held for sale" of a substantial portion of the Company's assets in the third quarter of 1996 and related accounting consequences and the inception of two businesses in the second half of 1997) the Company's results of operations and cash flows for 1998, 1997 and 1996 are not comparable to each other or to prior periods.

Overview
--------

         The Company is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Fourteen Hill, Allegiance and PWS.

         Until February 1997, the Company provided viatical settlements for terminally ill persons. See "Cessation of Viatical Settlement Business; Sale of Assets; Name Change." Subsequently, the Company has sought to become a broad-based specialty financial services company. To that end, the Company has expanded its financial services business through Fourteen Hill, Allegiance and PWS. The Company continues to evaluate other potential business opportunities. Fourteen Hill, Allegiance and PWS, whose business activities are described under "Item 1--Business," may or may not be indicative of the types of business opportunities the Company will continue to pursue. See "Method of Consolidation" and "Considerations Under the Investment Company Act of 1940" below. No assurance can be given that the Company will be successful in becoming a broad-based specialty financial services company or that any such enterprise will be successful.

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

         On July 16, 1996, the Company announced that, in light of the data regarding new treatments involving combinations of various drugs presented at the AIDS Conference, the Company was temporarily ceasing processing new applications for policies insuring individuals afflicted with AIDS and HIV while it further analyzed the effects of such research results on its business and its strategic options. Further analysis resulted in the Company's concluding that the efficacy of the treatments reported at the AIDS Conference and subsequently reported treatments had increased the risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV and AIDS. The Company decided in the third quarter of 1996 to sell all or substantially all of its assets. As a result of this decision, the Company reclassified all of its assets (other than the policies held by DPFC) to a "held-for-sale" category during the third quarter of 1996. Accordingly, these assets are accounted for at the lower of carrying value or fair value less cost to sell. The Company cannot predict what further impact the foregoing may have on its results of operations or financial position.

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

         Through December 31, 1997, the Company entered into agreements to sell approximately 373 policies with an aggregate sale price of $19.5 million, representing $29.2 million in aggregate face value. Through December 31, 1998, the Company consummated the sale of 355 policies for $19.3 million, representing $28.9 million in aggregate face value. At December 31, 1998, the Company owned 7 policies under the aforementioned sales agreements with a carrying value of $67,000 and a face value of $436,000.

         The Company also continues to hold, through DPFC, a substantial amount of policies, which at December 31, 1998 totaled 494 policies with a face value of $39.0 million and a carrying value of $33.9 million.

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

Method of Consolidation
-----------------------

     DPFC
     ----

         The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Point West's wholly owned subsidiary through which the Company issued the Securitized Notes. See Note 6 of Notes to Consolidated Financial Statements. DPFC no longer purchases policies.

     Dignity Viatical & Dignified One
     --------------------------------

         Dignity Viatical Settlement Partners, L.P. ("Dignity Viatical") was a limited partnership formed in 1993 to fund purchases of life insurance policies. Point West served as the sole general partner, and persons not affiliated with the Company were limited partners. Because Point West controlled Dignity Viatical, the assets, liabilities and operations of Dignity Viatical were consolidated in the Company's consolidated financial statements from 1993 to June 24, 1996. The minority interest of former limited partners in investment partnership reflected in the Company's consolidated financial statements represents the limited partners' interests in the net assets and income of Dignity Viatical. In June 1996, Point West purchased the limited partnership interests in Dignity Viatical and became the sole owner of all of the partnership interests therein. In 1996, the Company sold virtually all of the policies owned by Dignity Viatical. See Note 1c of Notes to Consolidated Financial Statements.

         Dignified One was a limited partnership formed in 1994 to fund purchases of life insurance policies. All policies held by Dignified One were collected or sold by September 1997. Due to its immateriality, Dignified One has been treated as an investment for accounting purposes. Therefore, the policies purchased by Dignified One are not reflected in the Company's consolidated financial statements.

     Fourteen Hill
     -------------

         The Company also consolidates the assets, liabilities and operations of Fourteen Hill.

     Allegiance
     ----------

         The Company also consolidates the assets, liabilities and operations of Allegiance. In September 1997, the Company formed Allegiance Capital, a limited liability company, to provide senior secured loans to funeral home and cemetery owners. Point West made the only capital contribution to Allegiance Capital. During 1998, Point West was allocated all interest on loans through November 20, 1998, which was the initial funding date for the Allegiance Financing.
Additionally, Point West will be allocated interest (based on the weighted-average interest rate of all loans outstanding) to the extent that Point West's capital investment in Allegiance exceeds $3.0 million. Net profits of Allegiance Capital for each calendar year will be allocated first to Point West in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall will be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West to the extent that in each year sufficient profits are available with no carry forward provided. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital. Pursuant to the Allegiance Trust Agreement, Allegiance Funding formed a trust, Allegiance Trust I, to consummate the Allegiance Financing. See "Liquidity and Capital Resources -- Allegiance" below.

     PWS
     ---
         The Company also consolidates the assets, operations and liabilities of PWS. Operations for PWS in 1998 were immaterial.

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

Results of Operations for the Company
-------------------------------------

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
     ---------------------------------------------------------------------

         Total Income. Total income decreased 38.5% to $2.4 million in 1998 from $3.9 million in 1997 due primarily to a $1.3 million decrease in the gain on assets (life insurance policies) sold. In addition, total income for 1997 included a $680,000 net gain on sale of non-marketable securities sold by Point West in 1997. Offsetting this decrease was an aggregate increase of $517,000 in interest income and other income related to the activities of Allegiance and Fourteen Hill.

         Total Expenses. Total expenses increased 23.5% to $8.4 million in 1998 from $6.8 million in 1997 due primarily to a $1.1 million loss on non-marketable securities recognized by Fourteen Hill in 1998. Contributing to the increase in 1998 were: (i) a $363,000 increase in compensation and benefits resulting from the hiring of employees to support Allegiance's and PWS' activities and an increase in salaries and other benefits for other employees for 1998; and (ii) a $253,000 increase in other general and administrative expenses due to increased premium expenses incurred in connection with life insurance policies held by DPFC. The 1997 expenses include a $328,000 provision for loss on assets held for sale.

         Income Tax Expense. In 1998 the Company recorded $5,600 for minimum state income taxes. See Note 8 of Notes to Consolidated Financial Statements.

         Net Loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. The DPFC net loss of $2.3 million and $3.9 million recorded in 1998 and 1997, respectively, were included in the Company's loss before income taxes and net loss in wholly owned financing subsidiary charged to reserve for equity interest. Prior to the depletion of the reserve during the third quarter of 1998, losses were charged against the reserve for equity interest in wholly owned financing subsidiary. After the reserve was fully depleted during the third quarter of 1998, DPFC's losses have been reflected in the Company's consolidated statement of operations and comprehensive income (loss). All additional losses of DPFC will be reflected in the Company's consolidated statement of operations and comprehensive income (loss) for the periods in which such losses occur.

     Comprehensive Income. Comprehensive Income decreased to $(2.8) million in 1998 from $2.6 million in 1997, as a result of a decrease in the market value of marketable investment securities held by Fourteen Hill. In addition, $1.2 million of unrealized gains were recorded in 1997 in connection with warrants which were exercised in January 1998. See Note 2 of Notes to Consolidated
Financial Statements. The Company also had holdings which under Generally Accepted Accounting Principles ("GAAP") were carried at cost. In particular, at December 31, 1998 the Company was carrying at cost, an investment which had on file a registration statement with the SEC for an initial public offering which is scheduled to occur in March 1999. In addition, another investment carried at cost was preferred shares convertible into marketable securities. If the Company had converted such convertible shares in 1998, an unrealized gain of $4.1 million would have been recorded on the balance sheet at December 31, 1998 (the Company converted 33% of these shares to marketable securities in February
1999). See "Results of Operations by Segment -- Fourteen Hill." Since Fourteen Hill was not formed until 1997, there was no Comprehensive Income in 1996.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
     ---------------------------------------------------------------------

         Total Income. Total income decreased 39.1% to $3.9 million in 1997 from $6.4 million in 1996 due primarily to a $5.0 million decrease in earned discounts. Earned discounts decreased because the Company began recognizing income with respect to its viatical settlement business upon receipt of proceeds on policies. Offsetting this decrease was: (i) a $1.6 million increase in the gain on assets (life insurance policies) sold; (ii) a $680,000 net gain on sale of non-marketable securities; and (iii) a $401,000 increase in interest income resulting from the investment of the proceeds from the gain on assets sold in short term securities and marketable securities.

         Total Expenses. Total expenses decreased 60.2% to $6.8 million in 1997 from $17.1 million in 1996 due primarily to the $6.9 million loss on investment in wholly owned financing subsidiary, DPFC, and the $3.1 million provision for loss on assets held for sale both recorded in 1996. In addition, a $384,000 reduction in interest expense contributed to the decrease.

         Income Tax Expense. In 1997 the Company recorded $4,000 for minimum state income taxes. See Note 8 of Notes to Consolidated Financial Statements.

         Net loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. At December 31, 1997 and 1996 the reserve to reflect the estimated loss of Point West's entire equity interest in DPFC was $2.3 million and $6.5 million, respectively. The DPFC net loss of $3.9 million and $488,000 recorded in 1997 and 1996, respectively, was included in the Company's loss before income taxes and net loss in wholly owned financing subsidiary charged to reserve for equity interest. This loss was charged against the reserve for equity interest in wholly owned financing subsidiary.

Results of Operations by Segment
--------------------------------

     Viatical Settlements
     --------------------

         The viatical settlements segment includes results of operations in connection with viatical settlements for DPFC, Point West and Dignity Viatical.

         Method of Accounting for Viatical Settlements

         Through June 30, 1996, the Company recognized income ("earned discount") on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the policy's face value (the "Accrual Period"), the difference (the "unearned discount") between (a) the face value of the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. Through June 30, 1996, the carrying value for each policy was reflected on the Company's consolidated balance sheet under "purchased life insurance policies" and consisted of the purchase price, other capitalized costs and the earned discount on the policy accrued to the balance sheet date. The Company capitalized as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company, (iii) amounts, if any, paid to referral sources upon acquisition of the policy and (iv) amounts paid to Company-retained physicians or other medical consultants ("Consultants") who estimated the insured's life expectancy. The carrying value of a policy changed over time, and was adjusted quarterly to reflect earned discounts accrued on the policy and amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the Accrual Period was determined by the Company based upon its estimate of the date on which it would collect the face value of the policy. Such estimate was based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and was also adjusted to reflect the historical accuracy of the life expectancies estimated by the Consultants and the typical period between the date of an insured's death and the date on which the Company collects the face value of the policy.

         The unearned discount was accrued over the Accrual Period using the "level yield" interest method. Under the "level yield" method, the yield was held constant such that when the yield was applied to the carrying value of the policy on a compounded basis over the course of the Accrual Period, the unearned discount was fully accrued as earned discount by the end of the Accrual Period.

     As a result of the Company's decision in 1996 to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996. This reserve is reevaluated quarterly. The reserve for loss on sale of assets was $167,000 and $399,000 as of December 31, 1998 and 1997, respectively. In 1996, the Company also established a reserve for loss of Point West's equity interest in DPFC because of the uncertainties created by the data presented at the AIDS Conference and subsequent reports of the efficacy of new treatments for AIDS/HIV. The reserve for loss of Point West's equity interest in DPFC was $2.3 million as of December 31, 1997. By the end of the third quarter of 1998, the reserve was fully depleted. See "Certain Accounting Implications for DPFC." In addition, beginning in 1996, the Company began recognizing income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies. The Company also no longer included in the carrying value of policies premiums incurred after June 30, 1996.

         Certain Accounting Implications for DPFC

         Although the Securitized Notes have a stated maturity of March 10, 2005, the Securitized Notes were originally expected to be repaid by the fourth quarter of 1997. However, at December 31, 1998, $38.5 million remained outstanding under the Securitized Notes. As a result of the substantially delayed collection of DPFC policies, DPFC had a deficit of $1.7 million at December 31, 1998.

         If the collection experience for the DPFC policies continues to be substantially delayed, DPFC's deficit will increase for one or more of the following reasons. First, a decision to discontinue paying premiums on some policies may be made because the present value of the expected death benefit on some policies may be less than expected future premiums to be paid on such policies. Second, the face value of certain policies (especially group term) may begin to decrease as the people whose lives are insured thereunder reach specified age levels (often 65). Finally, policies for which the insurance was continued under a disability provision may be uneconomical to convert given the insured's age and life expectancy if such insured person is no longer considered disabled. The Company cannot determine at present the extent to which policies held by DPFC will be so affected.

         In 1998, the total loss realized by DPFC was $4.0 million, $2.3 million of which was charged against the reserve for equity interest in wholly owned financing subsidiary, and $1.7 million of which was otherwise reflected in the Company's consolidated statement of operations and comprehensive income (loss). The $1.7 million portion of the loss for 1998 decreased basic EPS by $0.52 for 1998. The average historical quarterly losses in DPFC have been approximately $1 million per quarter over the past four quarters. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit of DPFC.

         The Securitized Notes represent the obligations solely of DPFC. Point West did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

         Year Ended December 31, 1998 Compared to Year Ended December 31 1997 and Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Earned Discounts. Earned discounts on matured polices decreased 10.2% to $439,000 in 1998 from $489,000 in 1997, and decreased 50.1% in 1997 from
$980,000 in 1996. Effective July 1, 1996, the Company began recognizing earned discounts only upon receipt of proceeds on matured policies (pursuant to the death of an insured). The decrease in 1997, therefore, probably would have been more pronounced if the Company had been recognizing for the entire year of 1996 earned discounts only upon receipt of proceeds on matured policies.


         The decreases are due primarily to fewer deaths of insureds and secondarily to a decrease in the size of the Company's portfolio of policies. During 1998, earned discounts on matured policies were recognized on 46 policies with a face value of $2.9 million, compared to 77 and 96 policies with a face value of $4.9 million and $6.4 million in 1997 and 1996, respectively.

         In the first six months of 1996, the earned discount was recognized on each purchased policy. Earned discounts on life insurance policies was $3.7 million for the six months ended June 30, 1996. The Company has not recognized any earned discounts in that manner since July 1, 1996. In addition, the Company recognized $802,000 of earned discounts on prior maturities in 1996. Such earned discounts were carried on the balance sheet at June 30, 1996 as unearned income which related to policies for which the Company had collected the proceeds prior to the expected collection date. Because the Company began recognizing earned discounts under a different method in July 1996, earned disounts on prior maturities were recognized at the time of change in method and have not been recognized in 1997 or 1998. See "Method of Accounting for Viatical Settlements."

         As of December 31, 1998, the Company held 501 policies with an aggregate carrying value of $34.0 million and an aggregate face value of $39.4 million. Virtually all of the policies are pledged as security for the Securitized Notes.

         Interest Income. Interest income decreased 13.8% to $200,000 in 1998 from $232,000 in 1997, and 17.4% in 1997 from $281,000 in 1996 , as a result of lower cash balances attributable to DPFC. The cash generated by DPFC is restricted under the Indenture.

         Gain (Loss) on Assets Sold. The gain on assets sold decreased 89.0% to $165,000 in 1998 from $1.5 million in 1997 because a large portion of the sale proceeds from life insurance policies was collected during the first half of 1997. The Company collected the sale proceeds on 7 policies in 1998 compared to 246 policies in 1997. The Company collected the sale proceeds on 102 policies in 1996 and recorded a net loss on assets sold of $180,000 in connection with these sales. The realized gain (loss) was calculated based on the difference between the sale proceeds and the carrying value after giving effect to the provision for loss on sale of assets. See "Cessation of Viatical Settlement Business; Sale of Assets; Name Change."

         Other Income. Components of other income include collections on policies of dividends, interest and paid-up cash values, increases in face value of matured policies and refunds of premiums on matured policies. Other income increased $106,000 to $173,000 in 1998 from $67,000 in 1997 due to a $65,000 increase in face value on one policy in 1998 and an aggregate of $43,000 in paid-up cash values on two policies in 1998. Other income decreased 77.4% in 1997 from $297,000 in 1996 due to the decrease in the number of matured policies.

         Interest Expense. Interest expense decreased 1.3% to $3,551,000 in 1998 from $3,599,000 in 1997, and 5.1% in 1997 from $3,794,000 in 1996 as a result of principal  repayments under the Securitized

Notes. Average borrowings under the Securitized Notes were $38.6 million in 1998 compared to $39.3 million in 1997 and $42.7 million in 1996.

     Other General and Administrative Expenses. Other general and administrative expenses increased $359,000 to $594,000 in 1998 from $235,000 in 1997. This increase was due primarily to an increase in life insurance policy premium costs. However, because such premium costs were largely charged against the reserve for equity interest in wholly owned financing subsidiary until it was depleted in the third quarter of 1998, the increase had a marginal effect on the Company's 1998 net income relative to 1997. Other general and administrative expenses increased $223,000 in 1997 from $12,000 in 1996. This increase was due primarily to a $151,000 increase in life insurance policy premium costs in 1997 compared to 1996. For the reasons discussed above, the increase in premium costs did not impact net income in 1997. In addition, the $72,000 annual fee paid to the trustee for the Securitized Notes was expensed in 1997 and 1998.

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

         Loss on Investment In Wholly Owned Financing Subsidiary. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's entire equity interest in DPFC. Point West had an initial capital investment in DPFC of $2.9 million and, through consolidation, an additional $4.0 million of increased equity attributable to the earnings of DPFC. See "Certain Accounting Implications for DPFC."

     Fourteen Hill
     -------------

         Method of Accounting for Loans and Debt and Equity Securities

         SFAS 115 requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses as a separate component of stockholders' equity. The Company had no trading securities at December 31, 1998 and 1997. The Company uses the cost method to account for non-marketable securities. The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired.

         During 1998, the Company reflected in its Quarterly Reports on Form 10-Q certain convertible preferred securities as available-for-sale. The unrealized gains correspondingly reflected in stockholders' equity on the balance sheet were $2.7 million, $6.4 million and $4.8 million as of March 31, June 30, and September 30, 1998, respectively, and in Comprehensive Income on the income statement were $2.7 million, $3.7 million and $(1.6) million for the quarters then ended, respectively. Such securities were convertible into marketable securities but nonetheless should have been reflected as non-marketable securities under GAAP and carried at a cost of $900,000 with corresponding footnote disclosure regarding any significant appreciation. At December 31, 1998, such convertible preferred shares are shown as non-marketable securities at a cost of $900,000. If the Company had converted such shares in 1998, an unrealized gain of $4.1 million would have been recorded in stockholders' equity on the balance sheet at December 31, 1998 (the Company converted 33% of these shares to marketable securities in February 1999). Footnote disclosure regarding any significant appreciation in such non-marketable securities will be given in the future.

         Any realized gains and losses, accrued interest and dividends and unrealized losses judged to be other-than-temporary will be reported on an appropriate line item above "Net Income (Loss)" on the consolidated statements of operations and comprehensive income (loss). See Note 2 of Notes to Consolidated Financial Statements.

         Included on the balance sheet at December 31, 1998, were 329,490 convertible preferred shares of FlashNet Communications, Inc. ("FlashNet"), which were carried on the balance sheet at cost of $2 million. FlashNet is an internet service provider which serves individuals and businesses across the United States. In December 1998, FlashNet filed a registration statement with the SEC for an initial public offering. In connection with such initial public offering, Fourteen Hill's shares are automatically convertible and Fourteen Hill will hold 1,120,266 common shares of FlashNet, after giving effect to a 3.4 to 1 stock split which was authorized to occur prior to the initial public offering. If the FlashNet initial public offering occurs, the FlashNet shares will become marketable securities. As a result, any unrealized gains or losses in such investment will be reflected as "Accumulated Comprehensive Income--Net Unrealized Investment Gains (Losses)" in stockholders' equity. Pursuant to a standard lock-up agreement, Fourteen Hill will not be able to sell or otherwise dispose of its FlashNet shares until six months after the initial public offering.

         Beginning in 1999, because of the recent volatility of the stock market, particularly in internet and internet related stocks, Point West has hedged a portion of its exposure and may increase its hedging activities to reduce its exposure to such volatility. Such hedging has included shorting stocks of certain competitors of the Company's holdings. However, under GAAP it is unlikely that such hedging activities will constitute hedges under Statement of Financial Accounting Standards No. 80 ("SFAS 80"), Accounting for Futures Contracts. Therefore, such hedging activities will be reflected in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). See "Item 7A -- Quantitative and Qualitative Disclosures About Market Risks.""

         The Company accounts for loans by accruing interest on outstanding balances. At December 31, 1998 and 1997, the Company evaluated each of Fourteen Hill's outstanding loans and determined that an allowance for loan losses was not necessary. As Fourteen Hill's loan portfolio grows or upon subsequent evaluation, allowances for loan losses will be added to the extent considered necessary. Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with Statement of Financial Accounting Standards No. 91 ("SFAS 91"), Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. See Note 3 of Notes to Consolidated Financial Statements.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Since Fourteen Hill was not formed until 1997, there are no results of operations for 1996.

         Interest Income. Interest income increased $167,000 to $300,000 in 1998 from $133,000 in 1997. This increase was due primarily to the interest earned on loans made by Fourteen Hill. See "Method of Accounting for Loans and Debt and Equity Securities." Fourteen Hill had two loans outstanding in the aggregate amount of $864,000 at the end of 1998 versus one loan outstanding in the amount of $250,000 at the end of 1997. The weighted-average interest rate on the loans made in 1998 was 14.9% compared to an interest rate of 14% on the loan made in 1997. In addition, Fourteen Hill recognized $98,000 of interest income in 1998 as a result of warrants received in connection with one of the outstanding loans.

         Other Income. Components of other income include certain gains realized in connection with sales of securities and application fees. Other income was $25,000 in 1998 versus $800 in 1997. This increase was primarily the result of investment securities sold during 1998.

         Interest Expense. Interest expense was $98,000 in 1998 due to the interest on funds borrowed in July 1998. The interest rate (including a 1% annual fee) was 6.9%. Prior to July 1998, Fourteen Hill had no debt.

         Amortization. Amortization costs increased $58,000 to $62,000 in 1998 from $4,000 in 1997 because of the financing costs associated with the borrowed funds and because organizational costs were expensed in 1998.

         Loss on Non-Marketable Securities. Fourteen Hill reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, Fourteen Hill determined that $1.1 million of non-marketable securities of one company was impaired at September 30, 1998. Therefore, Fourteen Hill wrote-off the entire $1.1 million carrying value of such security.

     Allegiance
     ----------

         Method of Accounting for Loans and Debt and Equity Securities

         The Company accounts for loans advanced by Allegiance by accruing interest on outstanding balances. At December 31, 1998 the Company recorded an allowance for loan losses of $50,000. The allowance for loan losses is estimated by management based on a review of the loans and factors which in management's judgement deserve recognition under current economic conditions. Management believes that the allowance for loan losses is adequate. Although management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At December 31, 1997, the Company evaluated Allegiance's one outstanding loan and determined that an allowance for loan losses was not necessary.

         Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with SFAS 91.

         The Allegiance Financing provides for short term floating rate debt that is expected to become long term fixed rate debt. The interest rate at which Allegiance anticipates issuing long term certificates will be set in the future when approximately $30 million of loans have been originated. Because of a provision allowing Allegiance to redeem outstanding certificates when 15% of the original principal balance remains outstanding, the Allegiance Financing does not qualify for sale treatment under Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and any borrowing under the Allegiance Financing will be reflected on the consolidated balance sheet. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of term certificates. The futures contracts are to protect the margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized over the life of the related loan as an adjustment of interest income. Pursuant to SFAS 80 all such deferred amounts are reflected on the balance sheet as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of December 31, 1998, Allegiance had net realized losses on its hedging activities of $261,000 which increased loans receivable in a like amount. In addition, Allegiance had unrealized net losses from open hedging positions of $800 as of December 31, 1998. Allegiance had no hedging activities at December 31, 1997. See "Item 7A -- Quantitative and Qualitative Disclosures About Market Risks"

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Since Allegiance was not formed until 1997, there are no results of operations for 1996.

         Interest Income. Interest income increased $575,000 to $589,000 in 1998 from $14,000 in 1997. This increase was due primarily to increased loans made by Allegiance. Allegiance had five loans outstanding in the aggregate amount of $9.1 million at the end of 1998 versus one loan outstanding in the amount of $3.8 million at the end of 1997. The weighted-average interest rate on the loans outstanding at the end of 1998 was 9.3% compared to an interest rate of 9.4% on the one outstanding loan at the end of 1997.

         Interest Expense. Interest expense for Allegiance was $31,000 in 1998 as a result of the interest paid under the Allegiance Financing. At December 31, 1998, the weighted-average interest rate under the Allegiance Financing was 8.17%. Prior to 1998, Allegiance had no debt.

         Compensation and Benefits. Compensation and benefits increased $137,000 to $184,000 in 1998 from $47,000 in 1997. This increase resulted from the hiring of two new employees in September 1997 to support Allegiance's lending activities.

         Other General and Administrative Expenses. Other general and administrative expenses increased $145,000 to $178,000 in 1998 from $33,000 in 1997. This increase was primarily due to an increase in Allegiance's activities and the allowance for loan losses that was recorded in 1998. See "Method of Accounting for Loans and Debt and Equity Securities."

         Amortization. Amortization costs increased $55,000 to $56,000 in 1998 from $1,000 in 1997. Such costs increased due to the financing costs associated with the Allegiance Financing and because organizational costs were expensed in 1998.

     Other
     -----

         The other segment includes operating results for Point West and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the other segment and has not been allocated. Activities for PWS were immaterial in 1998.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 and Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Interest Income. Interest income decreased 49.5% to $406,000 in 1998 from $804,000 in 1997, and increased 60.2% in 1997 from $502,000 in 1996. This decrease in 1998 is due to lower cash balances. In 1998, the Company used a portion of proceeds from the sale of policies in the first half of 1997 to grow other businesses. In 1997, such proceeds were invested in short term securities and marketable securities. This increase in 1997 is due to the investment of the proceeds from the sale of policies in short term securities and marketable securities. Interest income generated in the first nine months of 1996 was primarily the result of the investment of Point West's initial public offering proceeds.

     Net Gain on Sale of Non-Marketable Securities. In the first quarter of 1997 Point West recognized a $700,000 gain on the sale of a portion of its investment in Car Club. In March 1997, Point West converted 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of Car Club and sold such shares (approximately 38% of Point West's equity investment in Car
Club) to an unaffiliated third party for $1.8 million. The carrying value of such shares was $1.1 million. In addition, Point West had an option that expired on October 26, 1997 to purchase, for approximately $1.1 million, 8.2 million additional shares of common stock of Car Club. Since Point West did not exercise this option, a $20,000 pre-tax loss was recognized in 1997. Point West accounts for this investment using the cost method. See Note 4 of Notes to Consolidated Financial Statements.

         Other Income. Components of other income include a placement fee and certain gains realized in connection with sales of securities. Other income increased $94,000 to $120,000 in 1998 from $26,000 in 1997. This increase was primarily a result of a $70,000 placement fee received by Point West in connection with an investment made by co-investors of Fourteen Hill Capital in an unaffiliated small business entity. The placement fee received was in the form of preferred shares. These preferred shares were written off as part of the $1.1 million write off of non-marketable securities. See Note 4 of Notes to Consolidated Financial Statements. Other income increased 62.5% in 1997 from $16,000 in 1996 due primarily to an increase in gains realized on sales of securities.

         Interest Expense. Interest expense was $190,000 in 1996 in connection with Point West's revolving credit facility. Average borrowings were $800,000 in 1996 under the revolving credit facility which was repaid and terminated in August 1996. Point West has not has any debt since then. Point West had assumed certain variable rate interest exposure of Allegiance between the time of origination of loans and the expected issuance of term certificates. See "Item 7A -- Quantitative and Qualitative Disclosures About Market Risks."

         Compensation and Benefits. Compensation and benefits increased 18.2% to $1.3 million in 1998 from $1.1 million in 1997. This increase resulted from the hiring of two new employees in the third quarter of 1998 to support PWS' activities and an increase in compensation and benefits for other employees for 1998. Compensation and benefits decreased 8.3% in 1997 from $1.2 million in 1996. This decrease was due mainly to the reduction in staff with the cessation of application processing of new policies. Subsequent to the AIDS Conference, the number of employees decreased from 27 on July 16, 1996 to 15 at December 31, 1996. Partially offsetting the staff reduction was the increase in compensation and benefits for remaining employees (including Point West's executive officers) in 1997.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 22.9% to $925,000 in 1998 from $1.2 million in 1997. This decrease was due primarily to a decrease in legal expenses in 1998 in the amount of $228,000 incurred in connection with the federal and state alleged class action lawsuits filed against Point West and its officers and directors. See "Item 3 -- Legal Proceedings." This decrease was largely a result of the retention limit being satisfied, requiring the insurance carrier to fund the majority of the continuing costs of such litigation. Point West expects legal expenses to increase substantially in 1999 since the case is currently in discovery and the trial date is set for October 1999. Other general and administrative expenses decreased 14.3% in 1997 from $1.4 million in 1996. This decrease is due to an aggregate reduction in the amount of $548,000 consisting of a decrease in general legal expenses, marketing expenses, professional fees and the elimination of medical review costs associated with Point West's former viatical settlement business. Partially offsetting this was $412,000 in legal expenses recorded in 1997 in connection with federal and state alleged class action lawsuits filed against the Company and its officers and directors.

         The Company's current lease expires in May 1999. The Company is in the process of evaluating other locations and renewal terms at its existing facilities. If the Company remains in its current space, the Company's monthly rent is likely to increase from $5,240 per month to approximately $12,000 per month.

Liquidity and Capital Resources
-------------------------------

     The Company

         At present, neither Point West nor PWS has an external funding source from which to fund its working capital and general corporate needs. During 1998, Point West supported its operations and the operations of PWS and Fourteen Hill primarily from cash balances. The Company generated cash primarily from sales proceeds of life insurance policies and investment securities. The Company invested the cash in the growth of its businesses. At December 31, 1998, the Company's cash and cash equivalents were $6.7 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Fourteen Hill, Allegiance and PWS and any other business opportunities the Company pursues. See "Consideration Under the Investment Company Act of 1940." There can be no assurance that Point West or PWS will be successful in obtaining external financing on satisfactory terms assuming the Company determines additional funds are needed. Point West at present anticipates having sufficient liquidity to meet its working capital and operational needs through 1999, using current cash and cash equivalents.

     DPFC

         DPFC does not have operations. Point West, as servicer, incurs administrative costs associated with the Securitized Notes. Point West is reimbursed for these costs subject to priority provisions contained in the Indenture. As of December 31, 1998, the outstanding principal amount of the Securitized Notes was $38.5 million. As of the same date, DPFC had restricted cash of $2.9 million, which cannot be accessed by Point West except for reimbursement of costs incurred in connection with its activities as servicer under the Indenture. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require Point West to expend cash or obtain financing to satisfy such principal and interest obligations.

     Fourteen Hill

         Fourteen Hill's activities have generally been supported by capital investments by Point West. During 1997, Point West contributed $2.5 million to Fourteen Hill. During 1998, Point West contributed an additional $2.5 million to Fourteen Hill. During the first two months of 1999, Point West has contributed an additional $800,000 to Fourteen Hill.

         Fourteen Hill Capital has an SBA debenture license and, therefore, may be permitted to borrow up to $7.5 million from the SBA. Any borrowings bear interest at the rate for ten year debentures issued by SBIC's and funded through public sales of certificates bearing the SBA's guarantee ("Debenture Rate"). Interest is payable semi-annually. In addition, there is a leverage fee of 3% and a fee of 1% per annum on the outstanding amount of debt. Among other requirements, an SBIC with an SBIC debenture license must maintain proper diversification of its portfolio. This requirement generally means that in order to borrow funds from the SBA, no single investment may exceed 20% of the SBIC's regulatory capital plus its net unrealized investment gains. Additionally, the portfolio must consist of a proper mix of debt and equity investments.

         On July 16, 1998, Fourteen Hill Capital borrowed $3 million from the SBA. At present, Fourteen Hill Capital is unable to borrow additional funds from the SBA because (1) two investments each represents an amount greater than 20% of its regulatory capital plus its net unrealized investment gains and (2) Fourteen Hill Capital has negative retained earnings. The Company cannot determine when, if ever, it will be able to borrow additional funds from the SBA. In addition, if Fourteen Hill Capital does not liquidate a portion of its investment portfolio or obtain additional regulatory capital, the SBA may accelerate the repayment of the debenture. The Company believes that if its holdings in FlashNet become marketable securities, the only reason it may not be able to borrow additional funds from the SBA is that Fourteen Hill Capital is not profitable.

         Fourteen Hill may not have sufficient liquidity, at least in the short term, to grow its business.

     Allegiance

         At December 31, 1998, Point West made the only capital contribution to Allegiance Capital in the amount of $4.6 million.

         On August 19, 1998, Allegiance put in place the Allegiance Financing which may provide up to $56.4 million solely to support any lending activities of Allegiance. The Allegiance Financing provides interim floating rate financing through August 31, 1999. The Company anticipates that the Allegiance Financing will ultimately provide 15 year fixed and floating rate financing for loans originated by Allegiance. However, if Allegiance does not originate $30 million in loans by August 31, 1999, the term certificates may not be issued and Allegiance would be responsible for finding an alternative financing source to repay the interim financing. As of December 31, 1998, Allegiance had borrowed the principal amount of $5.4 million under the Allegiance Financing. See "Description of Revolving Certificates."

         The  Company  expects  that  the  Allegiance   Financing  will  provide
sufficient funds to support Allegiance's lending activities through August 1999.

Description of Revolving Certificates
-------------------------------------

         Pursuant to the Allegiance Financing, a consortium of insurance companies (the "Investors") will provide funding of approximately $26.4 million through August 31, 1999 on a non recourse revolving certificate basis to be used for the purchase or funding of loans originated by Allegiance Capital and transferred to Allegiance Funding. Upon the earlier of the incurrence of $26.4 million of revolving certificates or August 31, 1999, such revolving certificates will be repaid through the issuance of term certificates with an approximate 15-year maturity. In addition, the Allegiance Financing provides a commitment to provide up to an additional $30 million of funding through August 31, 1999 through 15-year term loans. In the event that term certificates are not issued by August 31, 1999, Allegiance will be required to refinance any revolving certificates outstanding under the Allegiance Financing.

         The Allegiance Financing contemplates the issuance of various classes of revolving and term certificates through Allegiance Trust I. Certificates receiving ratings are to be purchased by the Investors, while Allegiance Funding will retain unrated certificates. The revolving certificates received ratings from Duff & Phelps Credit Rating Co. ranging from A to BB and it is anticipated that the term certificates, when and if issued, will also receive ratings from Duff & Phelps. Allegiance Trust I issued the Class B-R, Class C-R and Class D-R revolving certificates in 1998. The Class C-R certificates were issued in November 1998 in the principal amount of $2.1 million and received a rating of BB from Duff & Phelps. The Class B-R certificates were issued in December 1998 in the principal amount of $3.3 million and received a rating of BBB from Duff & Phelps. Such certificates bear interest at a variable rate based on the one-year U.S. Treasury Rate plus a weighted-average spread of 3.9%. The weighted-average interest rate of the certificates at December 31, 1998 was 8.17%. Allegiance initially retained the unrated Class D-R revolving certificate with a maximum aggregate principal amount of $3,650,000. This certificate represents the right to receive all excess cash flow from Allegiance Trust I. Allegiance also anticipates retaining unrated term certificates following retirement of revolving certificates. Because of Allegiance's right to redeem the certificates if 15% or less in principal amount of certificates is outstanding, the Allegiance Financing does not qualify for sale treatment under SFAS 125. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and any borrowings under the Allegiance Financing will be reflected on the Company's consolidated balance sheet.

         In connection with the Allegiance Financing, Allegiance Capital paid a $175,000 commitment fee when the funds were initially borrowed under the Allegiance Financing. Of such commitment fee, $58,000 will be amortized over the expected life of the revolving certificates (10 months) and $117,000 will be amortized over the expected life of the Allegiance Financing (15 years). This allocation was based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates.

         Allegiance's ability to borrow under the Allegiance Financing is based on the delivery of loans meeting certain eligibility criteria relating to loan-level and pool-level credit criteria, form of security and appropriate legal documentation. The loan-level credit criteria and security and documentation requirements generally follow Allegiance's basic lending guidelines. The pool-level criteria create requirements with respect to a variety of parameters intended to achieve certain overall levels of credit quality and credit diversification. The ability to borrow is also subject to the non-occurrence of certain events of default, some of which are curable and some of which result in permanent loss of borrowing rights. Permanent loss of funding will result from, among other things, the following: (i) non-payment of interest on the revolving certificates; (ii) any event of default by the servicer, Point West, or special servicer, Allegiance Capital, (as described below), not cured or waived within 30 days; (iii) the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to Allegiance Funding; and (iv) the occurrence of certain specified levels of delinquent or defaulted loans or loan losses. Temporary loss of funding will result from exceeding certain specified levels of delinquent or defaulted loans or loan losses, or from non-compliance with required liquidity account levels (as described below).

         Under the Allegiance Financing, a liquidity account (the "Reserve Account") is required to be maintained, generally at 1% of the aggregate balance of loans underlying the revolving certificates, subject to a minimum of $250,000. The required amount can increase by a formula amount upon the incurrence of, and based on a fraction of the dollar amount of, any delinquent, defaulted or underperforming loans.

         Point West acts as servicer and Allegiance Capital acts as special servicer pursuant to a Servicing Agreement (the "Allegiance Servicing Agreement"). As servicer, Point West is required to provide monthly reports to the trustee regarding loan collections, to maintain the loan payment records and to provide related monitoring services. Point West receives a fee of 0.20% per annum on the outstanding balance of the loan pool underlying the revolving certificates, and bears all expenses related to its duties, as well as the trustee fee. As special servicer, Allegiance Capital provides quarterly reports to the trustee regarding loan collateral performance and is responsible for managing any delinquencies, defaults or liquidations. An unaffiliated third party provides additional services with respect to loan collateral monitoring as servicing advisor. Allegiance Capital receives a fee of 0.20% per annum on the outstanding balance of the loan pool underlying the revolving certificates, and bears all expenses related to its duties, as well as the servicing advisor's fees. Point West, Allegiance Capital and the servicing advisor are entitled to receive reimbursement from loan collections for certain expenses which may be incurred with respect to loan defaults, work-outs or dispositions. All amounts owed to Point West and Allegiance Capital are subject to availability of cash after payment of certain other priority amounts pursuant to the Allegiance Trust Agreement. An event of default under the Allegiance Servicing Agreement will occur upon, among other things, (i) failure by the servicer, special servicer or servicing advisor to remit any loan collections received by them; (ii) failure by the servicer, special servicer or servicing  advisor to deliver the reports  required to be delivered by them;  or
(iii) the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to the servicer, special servicer or servicing advisor. If an event of default occurs and is not remedied, the offending party, servicer, special servicer, or servicing advisor, may be replaced at the request of the Investors and replaced by a nominee of Allegiance Funding, subject to the approval of the Investors.

Description of Securitized Notes
--------------------------------

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

         Point West acts as servicer under the Indenture pursuant to a Contribution, Sale and Servicing Agreement (the "DPFC Servicing Agreement") and receives monthly, pursuant and subject to the terms of the Indenture, a fee of $36,000 until the earlier to occur of collection of the face value of the last policy in the Pool or payment in full of the Securitized Notes. Point West is required under the DPFC Servicing Agreement to monitor each policy and to cause the collection and remittance to the trustee of the face value of matured policies. Point West pays all expenses related to such monitoring and collection services, including paying premiums and back-end fees, and is reimbursed for certain expenses. All amounts owed to Point West pursuant to the monitoring and collecting activities are subject to availability of cash after payment of other priority amounts as provided in the Indenture. The DPFC Servicing Agreement contains certain covenants restricting Point West's activities, including (i) restrictions on mergers, (ii) provisions related to respecting the separate legal status of DPFC, (iii) a requirement that no person will own a greater percentage of the aggregate voting power of equity securities of Point West entitled to vote in the election of directors than the percentage collectively beneficially owned by the Point West's executive officers and no person other than Point West's executive officers will own more than 20% of such aggregate voting power, (iv) a requirement that Point West's executive officers constitute a majority of the Board, and (v) a requirement that Point West employ at least two of Point West's executive officers (or such other personnel reasonably acceptable to the Noteholders) in their respective current capacities. An event of default will occur under the DPFC Servicing Agreement if, among other things,
(i) an event of default occurs under the Indenture, or (ii) certain events of bankruptcy, insolvency or reorganization occur with respect to Point West. If an event of default occurs under the DPFC Servicing Agreement, Point West can be replaced as servicer under the Indenture. The back-up servicer is the trustee under the Indenture.

Considerations Under the Investment Company Act of 1940
-------------------------------------------------------

         The Investment Company Act of 1940 (the "1940 Act") creates a comprehensive regulatory framework applicable generally to investment companies (i.e., companies engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act, whether or not those companies intend to be engaged primarily in such business). There are various percentage of assets and income tests under the 1940 Act (the "Percentage Tests") that are relevant in considering whether a company is deemed to be an investment company. Companies that are subject to the 1940 Act must register with the SEC as investment companies and upon registration become subject to extensive regulation.

     Nonetheless, the Company believes it is not engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act and the rules of the SEC promulgated thereunder and does not believe that it should be deemed to be an investment company under the Percentage Tests. In addition, the company does not believe it holds itself out as an investment company. However, the Company believes that it may exceed the Percentage Tests in the future as a result of the following:

         * Allegiance has not grown its commercial lending business as quickly as the Company had expected;

         * The Company has been unable to commence or acquire other complementary financial services businesses as rapidly as it had hoped; and

         * The success of Fourteen Hill, which holds a number of investment securities, has exceeded expectations.

         The bulk of investment securities held by the Company have been acquired since January 1998. The aggregate value of these investments has increased substantially since the purchase dates. In particular, Fourteen Hill will hold 1,120,266 shares of FlashNet common stock, after giving effect to the
3.4 to 1 stock split and assuming the initial public offering of FlashNet is consummated. FlashNet has announced its intention to complete its initial public offering in the middle of March. Based on preliminary price indications, the Company expects the value of the FlashNet shares that it owns to increase dramatically if the initial public offering occurs. Given the value of the Company's other assets, the Company believes that the increased value of the FlashNet shares may cause the Company to exceed the Percentage Tests even if those Percentage Tests have not yet been exceeded.

         The Company intends to pursue an aggressive strategy to ensure that it is not deemed to be an investment company. Some elements of this strategy, however, may at least in the short term materially adversely affect the Company's financial condition or results of operations, or both. The elements of this strategy, which are subject to the risks described below involve:

         *        pursuing   the  growth  of  new   operating   businesses,   by
                  acquisition or internal development;

         *        continuing   to  develop   Allegiance's   commercial   lending
                  business; and

         * disposing of investment securities and/or restricting the growth of Fourteen Hill's business.

Growth of New Business
----------------------

         The Company is seeking advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses that do not involve investment securities. Although the Company intends to pursue businesses which are complementary to the Company's current businesses, these businesses may not necessarily involve financial services. These businesses will be operating entities which do not own, trade or hold any significant amount of investment securities. The Company may not find any suitable businesses to acquire or develop on terms acceptable to the Company. In addition, the Company may not be able to successfully integrate the operations of any new businesses. Finally, any new businesses may not contribute positively to the Company's financial condition or results of operations.

Accelerating the Growth of Allegiance

         The Company will use all reasonable efforts to grow the commercial lending business of Allegiance. However, the growth of Allegiance is dependent on the market's acceptance of the product offerings and services of Allegiance, Allegiance's continued ability to raise financing for its activities,
Allegiance's ability to find suitable creditworthy borrowers and competitive pressures in the lending industry.

Disposing of Investment Securities/Limiting Growth of Fourteen Hill

         The Company may determine that it must dispose of investment securities to avoid being deemed to be an investment company. Therefore, the dispositions may occur at times and on terms that would not maximize the value of these investments. In addition, the dispositions may result in disadvantageous tax consequences. The Company intends to use any proceeds of any sale to reduce debt and support its working capital. Pending final use, proceeds will be invested in U.S government securities.

         The Company may also determine that it needs to limit the growth of Fourteen Hill's business to avoid being an investment company under the 1940 Act. Limiting Fourteen Hill's growth may materially adversely affect the Company's future financial condition and results of operations.

Year 2000 Readiness Disclosure
------------------------------

         The "Year 2000 issue" refers to a wide variety of potential computer program processing and functionality issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999. Any of the Company's computers, computer programs and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities. The following discussion constitutes a Year 2000 Readiness Disclosure.

         The Company expects to spend approximately $50,000 to $100,000 in the aggregate to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond ("Year 2000 Compliant"). During 1998, the Company made an assessment of Year 2000 Compliant issues and determined that it needed to modify or replace certain third party computer hardware and software. As the Company has implemented solutions to the Year 2000 Compliant issues, in some circumstances it has determined that replacing existing systems, hardware, or equipment may be more efficient and also provide additional functionality. The Company has completed the majority of such modifications and replacements. Through December 31, 1998, the Company had incurred Year 2000 Compliant costs of approximately $24,000, of which $19,000 has been capitalized. The Company does not believe the amounts expected to be expensed over the next year will have a material effect on its financial position or results of operations. However, there can be no assurance that actual costs (i) will not materially exceed expected costs and (ii) will not have a material adverse effect on the Company's financial condition and results of operation. The Company is currently assessing its electronic office equipment such as the phone system, copiers, fax machines, printers, and the like to determine if such equipment is date sensitive and will require upgrades. The Company is also assessing the readiness of its business-critical spreadsheets and customized databases and plans to make modifications of those systems as necessary. During 1999, the Company will test and make any system refinements that may be needed.

         The Company has begun assessing the readiness of external entities, such as vendors, suppliers, investments and financial institutions which interface with the Company and plans to have this assessment complete by June 30, 1999. The Company plans to determine whether those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company plans to assess the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The Company's Year 2000 team is made up of three internal staff members. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be Year 2000 Compliant on a timely basis. Although the Company believes it is unlikely, there can be no assurance that the failure of the Company or a third party on which it is dependent to be Year 2000 Compliant will not have a material adverse effect on the Company's operations, prospects, financial condition or results of operations.

         The Company's contingency plans, if year 2000 modifications do not work or are not ready by year 2000, relies significantly on manual procedures and record keeping. All files are expected to be adequately backed up as of December 31, 1999 and to be available to facilitate manual record keeping. Adequate hard copy reports of balances and transactions as of December 31, 1999 will also be available to provide a complete manual system of accounting and inventory control, if required. Subsequent to year 2000, manual systems will continue to be in place to mitigate the risk of lost information due to any unforeseen interruptions that may occur as a result of year 2000 issues arising after January 1, 2000. Nonetheless, there can be no assurance that the Company's contingency plan will effectively mitigate any Year 2000 failures or that such contingency plan would not itself materially adversely effect the Company's financial condition or results of operations.

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (i) the ability of Allegiance to finance the loans at the expected rating levels, (ii) sufficiency of the Company's liquidity and capital resources (See "Liquidity and Capital Resources"), (iii) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (See "Considerations Under the Investment Company Act of 1940"), (iv) expected expenses in connection with the federal and state alleged class action lawsuits filed against the Company and its officers and directors and (v) expected expenses to make the Company's computer operations Year 2000 Compliant
and   expectations   regarding
the Year 2000 Compliance of the Company, third-parties on which the Company is dependent and the efficacy of contingency plans related thereto. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) Allegiance's ability to originate a sufficient number and amount of loans, the market's acceptance of the asset class consisting of the loans held by Allegiance and Allegiance's ability to finance the loans on terms acceptable to the market and Allegiance, (ii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (iii) availability and cost of capital, (iv) the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Considerations Under the Investment Company Act of 1940," (v) the outcome of the federal and state alleged class action lawsuits filed against the Company and its officers and directors and (vi) the ability of the Company's suppliers and vendors to become Year 2000 Compliant.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

         Market risk refers to the risk that a change in the level of one or more market prices, interest rates, or other market factors, such as liquidity, will result in losses for a specified position or portfolio. The Company's exposure to market risk arises primarily from Fourteen Hill's investments in the stock of public and private companies, fixed rate loans and debt investments made by Allegiance and Fourteen Hill and Allegiance's variable rate debt. The Company's management believes the Company's risk management and hedging practices result in carefully managed market exposure.

         The Company has investment holdings in various companies. Due to the varying nature of these investments, it is difficult to correlate the effects of the market to a particular market index. The effects of the market are reviewed by management on an individual investment-by-investment basis.

         Beginning in 1999, because of the recent volatility of the stock market, particularly in internet and internet related stocks, Point West has hedged a portion of its exposure and may increase its hedging activities to reduce its exposure to such volatility. Such hedging has included shorting stocks of certain competitors of the Company's holdings. However, under GAAP it is unlikely that such hedging activities will constitute hedges under Statement of Financial Accounting Standards No. 80 ("SFAS 80"), Accounting for Futures Contracts. Therefore, such hedging activities will be reflected in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss).

         Allegiance's variable rate debt consist of Trust certificates totaling $5.4 million which bear interest based on the one-year U.S. Treasury Rate plus a weighted average spread of 3.9%. See Note 5 of Notes to Consolidated Financial Statements.

         The table below represents principal cash flows and weighted average interest rates for the Allegiance loans outstanding at December 31, 1998:

                         1999      2000     2001     2002     2003    Thereafter
                         ----      ----     ----     ----     ----    ----------


Fixed rate loans (1)   $208,620  $243,757  $267,424 $293,394 $321,891 $7,768,381
Average interest rates  9.3%      9.3%      9.3%     9.3%     9.3%     9.3%

--

(1) The Company hedges its interest rate exposure related to the loans made by Allegiance because the interest rate at which Allegiance anticipates issuing term certificates will be set in the future at some point before August 31, 1999, when approximately $30 million of loans have been originated. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the issuance of term certificates. The Company sold 10-year Treasury Notes to hedge such interest rate risk.


         In connection with the Allegiance Financing, Point West agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. The amount of cash will be a function of several variables including the monthly LIBOR interest rate and the amount of revolving Class A-R certificates outstanding under Allegiance Trust I.


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         See pages 34 through 57.

ITEM  9--CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

KPMG LLP
Three Embarcadero Center
San Francisco, CA 94111


                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders of
Point West Capital Corporation:

We have audited the accompanying consolidated balance sheets of Point West Capital Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point West Capital Corporation as of December 31, 1998 and 1997,and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       KPMG LLP
San Francisco, California
February 27, 1999

                                            POINT WEST CAPITAL CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                              December 31, 1998 and 1997





                                                                               December 31,         December 31,
                                 ASSETS                                            1998                 1997
                                                                            -------------------   ------------------


Cash and cash equivalents                                                 $          6,668,126  $        10,039,560
Restricted cash                                                                      3,153,513            3,756,714
Investment securities
          Held-to-maturity                                                                  --            2,220,000
          Available-for-sale                                                         2,113,034            3,597,343
Matured policies receivable                                                             12,000              305,435
Loans receivable, net of unearned income of $117,709 and
          $59,884, respectively and net of an allowance on
          loan losses of $50,000 and $0, respectively                               10,187,590            4,015,716
Purchased life insurance policies                                                   33,893,017           36,586,788
Non-marketable securities                                                            5,396,607            1,658,478
Deferred financing cost, net of accumulated amortization
         of $907,848 and $617,026, respectively                                        810,545              525,433
Furniture and equipment, net of accumulated depreciation of
          $4,469 and $341, respectively                                                 25,365                6,862
Other assets                                                                           182,964              256,924
                                                                            -------------------   ------------------

          Total assets                                                    $         62,442,761  $        62,969,253
                                                                            ===================   ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense                                                  $            263,805  $           183,150
Accounts payable                                                                       192,436              216,851
Accrued compensation payable                                                           222,000              193,000
Reserve for equity interest in wholly owned financing
          subsidiary                                                                        --            2,300,037
Revolving certificates                                                               5,400,045                   --
Long term notes payable                                                             38,528,914           38,804,107
Debentures payable to Small Business Administration                                  3,000,000                   --
Deferred income taxes                                                                    6,000                6,000
                                                                            -------------------   ------------------

          Total liabilities                                                         47,613,200           41,703,145
                                                                            -------------------   ------------------

Stockholders' equity:
          Common stock, $0.01 par value; 15,000,000 authorized shares,
               4,291,824 shares issued
               3,253,324 shares outstanding                                             42,918               42,918
          Additional paid-in-capital                                                29,496,720           29,496,720
          Accumulated comprehensive income-- net unrealized
               investment gains (losses)                                             (188,966)            2,597,239
          Retained deficit                                                        (11,647,079)          (7,996,737)
          Treasury stock, 1,038,500 shares                                         (2,874,032)          (2,874,032)
                                                                            -------------------   ------------------

          Total stockholders' equity                                                14,829,561           21,266,108
                                                                            -------------------   ------------------

          Total liabilities and stockholders' equity                      $         62,442,761  $        62,969,253
                                                                            ===================   ==================


          See accompanying notes to consolidated financial statements.

                                       35

                         POINT WEST CAPITAL CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                For the Years Ended December 1998, 1997 and 1996




                                                                             1998             1997             1996
                                                                        ----------------  --------------   --------------

Income:
     Earned discounts on life insurance policies                      $              -- $            --  $     3,697,032
     Earned discounts on prior maturities                                            --              --          802,471
     Earned discounts on matured policies                                       438,792         488,563          979,611
     Interest income                                                          1,494,079       1,183,919          783,115
     Net gain on sale of non-marketable
           securities                                                                --         679,665               --
     Gain (loss) on assets sold                                                 165,346       1,463,080        (179,548)
     Other                                                                      309,354         102,663          322,141
                                                                        ----------------  --------------   --------------
           Total income                                                       2,407,571       3,917,890        6,404,822

Expenses:
     Interest expense                                                         3,679,566       3,599,487        3,983,606
     Compensation and benefits                                                1,514,812       1,151,574        1,196,291
     Other general and administrative expenses                                1,728,169       1,474,916        1,388,338
     Amortization                                                               352,181         240,194          449,631
     Depreciation                                                                 4,128             341           19,967
     Provision for loss on assets held for sale                                      --         328,236        3,139,588
     Loss on investment in wholly owned financing
           subsidiary                                                                --              --        6,940,189
     Loss on non-marketable securities                                        1,073,494              --                --
                                                                        ----------------  --------------   --------------
           Total expenses                                                     8,352,350       6,794,748       17,117,610
                                                                        ----------------  --------------   --------------

           Loss before income taxes and net loss
               in wholly owned financing subsidiary
              charged to reserve for equity interest                        (5,944,779)     (2,876,858)     (10,712,788)

Income tax (expense) benefit                                                    (5,600)         (4,000)          525,711

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest                                           2,300,037       3,891,494          487,600

                                                                        ----------------  --------------   --------------
           Net income (loss)                                                (3,650,342)       1,010,636      (9,699,477)

Comprehensive income -- net unrealized
     investment gains (losses)                                                2,786,205       2,597,239               --
                                                                        ----------------  --------------   --------------
Total comprehensive income (loss)                                     $     (6,436,547) $     3,607,875  $   (9,699,477)
                                                                        ================  ==============   ==============

Basic earnings (loss) per share                                       $          (1.12) $          0.29  $        (2.46)
Diluted earnings (loss) per share                                                (1.12)            0.28           (2.46)

Weighted average number of shares of common stock
     outstanding                                                              3,253,324       3,521,736        3,942,166
Weighted average number of shares of common stock
     and common stock equivalents outstanding                                 3,253,324       3,605,674        3,942,166



          See accompanying notes to consolidated financial statements.

                                       36

                         POINT WEST CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1998, 1997 and 1996



                                                                              Accumulated

                                                                              Comprehensive

                                                                               Income-Net

                                                                     Additional  unrealized  Retained

                          Preferred Stock        Common Stock        paid-in     investment  earnings       Treasury
                          ------------------     --------------
                          Shares    Amount     Shares      Amount    -capital      gains    (deficit)        Stock         Total
                          ------- ----------  ---------   -------    ----------  ---------  ------------  ------------  -----------


January 1, 1996            35,260   $3,488,013  1,589,324   $15,893 $   669,594  $       -- $    692,104  $        --   $ 4,865,604
Issuance of preferred
 stock dividend               580           --         --       --          --          --           --           --             --
Issuances of common stock
     (February 1996)      (35,840)  (3,488,013) 2,702,500   27,025  28,734,956          --           --           --    25,273,968
Purchase of treasury stock     --           --         --       --          --          --           --     (390,000)     (390,000)
Grant of warrants
 (September 1996)              --           --         --       --      92,170          --           --           --        92,170
Net loss                       --           --         --       --          --          --  (9,699,477)           --    (9,699,477)
                           -------- ----------  --------- --------  -----------  ---------  ------------ ------------  ------------
Balances at December 31,
  1996                         --           --  4,291,824  $42,918 $29,496,720 $        -- $(9,007,373)  $  (390,000)   20,142,265
                           -------- ----------  --------- --------  -----------  ---------  ------------ ------------  ------------
Net unrealized investment
 gains                         --           --         --       --          --   2,597,239           --           --     2,597,239
Purchase of treasury stock     --           --         --       --          --          --           --   (2,484,032)   (2,484,032)
Net income                     --           --         --       --          --          --    1,010,636           --     1,010,636
                           -------- ----------  --------- --------  -----------  ---------  ------------ ------------  ------------
Balances at December 31,
 1997                          --   $       --  4,291,824  $42,918 $29,496,720  $2,597,239 $ (7,996,737)  $(2,874,032)  $21,266,108
                           --------  ----------  ---------  -------- ----------- ----------  ------------------------ ------------
Net unrealized investment
 losses                         --          --         --       --         --   (2,786,205)          --             --  (2,786,205)
Net loss                        --          --         --       --         --          --    (3,650,342)            --  (3,650,342)
                           -------- ----------  ---------  --------  ---------   ---------  ------------  ------------  -----------
Balances at December 31,
 1998                          --   $       --  4,291,824  $42,918 $29,496,720  $(188,966) $(11,647,079) $(2,874,032)  $14,829,561
                          ========= ==========  =========  ======== =========== ==========  ============ ============  ============


          See accompanying notes to consolidated financial statements.


                         POINT WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996





                                                                         1998               1997                1996
                                                                   -----------------   ---------------   -------------------


Cash flows from operating activities:
   Net income (loss)                                             $      (3,650,342) $       1,010,636 $         (9,699,477)
   Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
        Depreciation and amortization                                       356,309           240,535               469,599
        Loss (gain) on sale of assets                                     (165,346)       (1,463,080)               191,851
        Net gain on sale of non-marketable securities                            --         (679,665)                    --
        Provisions for loss on sale of assets                                    --           328,236             3,139,587
        Warrants granted to consultants                                          --                --                92,170
        Earned discounts on policies                                      (438,792)         (488,563)           (5,479,114)
        Purchase of life insurance policies                                      --         (882,848)          (23,912,464)
        Collections on matured life insurance policies                    3,209,114         6,051,149            15,523,569
        Decrease in unearned income on policies                                  --                --             (715,883)
        Increase in reserve for loans receivable                             50,000                --                    --
        Decrease (increase) in other assets                                  11,600          (25,096)              (15,519)
        Decrease in deferred taxes                                               --                --             (525,711)
        Increase (decrease) in accrued interest expense                      80,655           (7,744)             (138,933)
        Decrease in accounts payable                                       (24,415)         (103,726)              (56,627)
        Decrease in IPO financing costs payable                                  --                --             (306,900)
        Decrease in payable to related party                                     --                --           (1,482,170)
        Increase (decrease) in accrued compensation payable                  29,000             6,610             (662,758)
        Increase (decrease) in reserve for equity interest in
        wholly
               owned financing subsidiary                               (2,084,412)       (3,891,494)             6,452,589
        Increase in non-marketable securities received                     (97,816)                --                    --
        Loss on non-marketable securities                                 1,073,494                --                    --
                                                                   -----------------   ---------------   -------------------
               Net cash (used in) provided by operating                 (1,650,951)            94,950          (17,126,191)
               activities
                                                                   -----------------   ---------------   -------------------

Cash flows from investing activities:
   Proceeds from sale of other assets                                       229,067        12,692,793             6,533,523
   Purchase of furniture and equipment                                     (22,630)           (7,203)               (6,776)
   Decrease (increase) in restricted cash                                   603,201           868,949              (58,818)
   Purchase of investments and non-marketable securities                (6,808,817)       (3,220,000)           (3,000,000)
   Sale of investments and non-marketable securities                      3,013,010         2,021,187                    --
   Additions to loans receivable                                        (6,549,689)       (4,015,716)                    --
   Principal payments on loans receivable                                   327,815                --                    --
                                                                   -----------------   ---------------   -------------------
               Net cash (used in) provided by investing                 (9,208,043)         8,340,010             3,467,929
               activities
                                                                   -----------------   ---------------   -------------------

Cash flows from financing activities:
   Proceeds from long term notes payable                                         --                --             6,375,000
   Principal payments on long term notes payable                          (275,193)       (2,414,098)           (4,261,933)
   Proceeds from debentures payable to the Small Business                 3,000,000                --                    --
   Administration
   Proceeds from revolving certificates                                   5,400,045                --                    --
   Proceeds from other long term debt                                            --                --             5,540,132
   Principal payments on other long term debt                                    --                --           (6,984,402)
   Distribution to limited partners                                              --                --             (783,313)
   Purchase of limited partners' interest in investment                          --                --           (5,081,184)
   partnership
   Principal payment on loan from stockholder                                    --                --           (1,162,170)
   Proceeds from issuances of common stock                                       --                --            25,273,968
   Purchase of treasury stock                                                    --       (2,484,032)             (390,000)
   Increase in financing costs                                            (637,292)          (83,717)              (88,000)
   Reimbursement of IPO financing costs                                          --                --               750,000
                                                                   -----------------   ---------------   -------------------
               Net cash provided by (used in) financing                   7,487,560       (4,981,847)            19,188,098
               activities
                                                                   -----------------   ---------------   -------------------

               Net (decrease) increase in cash and cash                 (3,371,434)         3,453,113             5,529,836
               equivalents

Cash and cash equivalents, beginning of period                           10,039,560         6,586,447             1,056,611
                                                                   -----------------   ---------------   -------------------

Cash and cash equivalents, end of period                         $        6,668,126 $      10,039,560 $           6,586,447
                                                                   =================   ===============   ===================


Supplemental disclosures:
Supplemental disclosure of non-cash activities:
   Unrealized (loss) gain on securities available for sale              $(2,786,205) $      2,597,239 $                  --
                                                                   =================   ===============   ===================
     Receipt of warrants                                         $           97,816  $             -- $                  --
                                                                   =================   ===============   ===================
Supplemental disclosure of cash flow information:
   State taxes paid                                              $       19,680      $         40,233 $               6,389

                                                                   =================   ===============   ===================
   Cash paid for interest                                        $        3,598,911  $      3,607,231 $           4,113,703
                                                                   =================   ===============   ===================


          See accompanying notes to consolidated financial statements.


                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


                       December 31, 1998, 1997 and 1996


1.       Summary of Significant Accounting Policies
         ------------------------------------------

         a.   General Description

         Point West Capital Corporation ("Point West") and its consolidated entities (the "Company"), is a specialty financial services company.

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In February 1997, Point West's Board of Directors (the "Board") decided to cease the Company's viatical settlement business. The Board's decision resulted from
(i) accounts of research results reported at the International AIDS Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), (ii) the Board's belief regarding increased risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV or AIDS, (iii) accounts of subsequent research results which appeared to confirm the reports from the AIDS Conference, and (iv) a determination by the Board that it was not viable for the Company to continue to operate a viatical settlement business solely for non-AIDS policies. Also as a result of the accounts of research results reported at the AIDS Conference, the Company decided in the third quarter of 1996 to sell all or substantially all of its assets. Through December 31, 1997, the Company had entered into agreements to sell 373 policies with an aggregate face value of $29.2 million and had consummated the sale of (or otherwise collected) all but 7 of such policies (having an aggregate face value of $436,000) at December 31, 1998.

         Subsequent to February 1997, the Company has become a more broadly-based specialty financial services company. The Company continues to evaluate business opportunities. During 1997, the Company expanded its financial services business through the operations of Fourteen Hill Management, LLC ("Fourteen Hill Management") and Fourteen Hill Capital, L.P. ("Fourteen Hill Capital"), which invest in small businesses; and Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding Corp. I ("Allegiance Funding") and Allegiance Capital Trust I ("Allegiance Trust I"), which lend funds to funeral home and cemetery owners. During 1998, the Company formed Point West Securities, LLC ("PWS"), a broker-dealer licensed by the National Association of Securities Dealers, Inc. ("NASD"). References herein to Fourteen Hill include Fourteen Hill Management and Fourteen Hill Capital. References herein to Allegiance include Allegiance Capital, Allegiance Funding and Allegiance Trust I. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, Dignity Partners Funding Corp. I ("DPFC").

         Point West was incorporated in the State of Delaware on September 8, 1992 as Dignity Partners, Inc. Effective August 1, 1997, Point West's name was changed to Point West Capital Corporation.

         b.   Accounting Principles

         The consolidated financial statements are presented on the accrual basis of accounting in conformity with generally accepted accounting principles. The Company has not presented the viatical settlement business as a discontinued operation because a substantial portion of the Company's assets are related to the viatical settlement business. All policies held by DPFC are pledged as security for the Securitized Notes.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



         c.   Principles of Consolidation

         The Company consolidates the assets, liabilities and operations of its wholly owned special purpose subsidiary, DPFC.

         The Company also consolidates the assets, liabilities and operations of Fourteen Hill Management, a wholly owned limited liability company, and Fourteen Hill Capital, a related limited partnership, both formed on June 3, 1997. Fourteen Hill Capital received its small business investment company ("SBIC") license from the Small Business Administration (the "SBA") effective September 26, 1997. Fourteen Hill Management is the sole general partner of Fourteen Hill Capital, and owns 99.978% of the partnership interests. Point West is one of the two limited partners of Fourteen Hill Capital and owns 0.02% of the partnership interests. The remaining 0.002% of the partnership interests is owned by one unaffiliated limited partner. Fourteen Hill Capital provides loans, debt and equity capital to small companies as defined by the SBA. Fourteen Hill Capital commenced operations in August 1997.

         On September 5, 1997, the Company formed Allegiance Capital, a limited liability company, to provide senior secured loans to funeral home and cemetery owners. Point West has a 65% ownership interest and 95% voting control in Allegiance Capital and serves as the managing member of Allegiance Capital. Allegiance Capital's president and its vice president of marketing, each of whom was hired in September 1997, have the balance of such interests and have an option to acquire from Point West 5% of the equity interests (but not the voting power) if certain events occur. Point West made the only capital contribution to Allegiance Capital in the amount of $4.6 million. During 1998, Point West was allocated all interest on loans through November 20, 1998, which was the initial funding date for the Allegiance Financing. Additionally, Point West will be allocated interest (based on the weighted-average interest rate of all loans outstanding) to the extent that Point West's capital investment in Allegiance exceeds $3.0 million. Net profits of Allegiance Capital for each calendar year will be allocated first to Point West in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall will be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make this allocation. An additional 5% return for each calendar year will be allocated first to Point West to the extent that in each year sufficient profits are available with no carry forward provided. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital.

         At December 31, 1998, Allegiance had funded five loans in the aggregate principal amount of $9.1 million. The Allegiance Financing contemplates the issuance of various classes of revolving and term certificates through Allegiance Trust to finance its lending operations. The Allegiance Financing does not qualify for sale treatment under Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and any borrowing under the Allegiance Financing will be reflected on the consolidated balance sheet. The Company consolidates the assets, liabilities and operations of Allegiance Capital, Allegiance Funding and Allegiance Trust I.

         The Company consolidates the assets, liabilities and operations of PWS, a wholly owned limited liability company, formed on July 7, 1998. PWS received its license from the NASD to become a licensed securities broker-dealer on December 3, 1998. In addition, PWS is registered with the SEC and as of February 28, 1999 was registered as a broker-dealer in California, New York and 18 other states. Point West capitalized PWS with $414,000. Operations for PWS in 1998 were immaterial.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         Through June 1996, Point West was the sole general partner of Dignity Viatical Settlement Partners, L.P. ("Dignity Viatical"), a limited partnership. Because Point West controlled the partnership, the assets, liabilities and operations of the partnership were consolidated with the assets, liabilities and operations of the Company, and the interests of the former limited partners were reflected as minority interest in the accompanying financial statements through December 31, 1995. On June 25, 1996, Point West purchased all of the limited partnership interests in Dignity Viatical for approximately $5.2 million which resulted in an elimination of the minority interest on the balance sheet.

         d.   Loans Receivable and Allowance for Loan Losses

         Loans are stated at the principal amount outstanding, net of unearned income and the allowance for loan losses. The allowance for loan losses is estimated by management based on a review of the loans and factors which in management's judgement deserve recognition under current economic conditions. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At December 31, 1997, the Company evaluated Allegiance's one outstanding loan and determined that an allowance for loan losses was not necessary. In addition, the Company evaluated Fourteen Hill's outstanding loans and determined that an allowance for loan losses was not necessary at December 31, 1998 or December 31, 1997. A loan is placed on non-accrual status when analysis indicates the following conditions are occurring: the loan is being maintained on a cash basis and/or where it is determined to have deteriorated to the point where payment in full of principal or interest has been in default for a period of 90 days or more unless the obligation is well secured and in process of collection. A loan can be returned to accrual status once analysis has determined that the above noted factors are no longer occurring and the loan is current. See Note 3.

         e.   Purchased Life Insurance Policies

         Through June 30, 1996, the Company recognized income ("earned discount") on each purchased policy by accruing, over the period between the acquisition date of the policy and the Company's estimated date of collection of the face value of the policy (the "Accrual Period"), the difference (the "unearned discount") between (a) the death benefit payable (face value) under the policy less the amount of fees, if any, payable to a referral source upon collection of the face value, and (b) the carrying value of the policy. Through June 30, 1996, the carrying value for each policy was reflected on the Company's consolidated balance sheet under "purchased life insurance policies" and consisted of the purchase price, other capitalized costs and the earned discount on the policy accrued to the balance sheet date. The Company capitalized as incurred the following costs of a purchased policy: (i) the purchase price paid for the policy, (ii) policy premiums, if any, paid by the Company, (iii) amounts, if any, paid to referral sources upon acquisition of the policy and
(iv) amounts paid to Company-retained physicians or other medical consultants ("Consultants") who estimated the insured's life expectancy. The carrying value of a policy changed over time, and was adjusted quarterly to reflect earned discounts accrued on the policy and amounts paid for any additional future increases in coverage, any additional premium payments and any premium refunds if the policy becomes covered by premium waiver provisions. The length of the Accrual Period was determined by the Company based upon its estimate of the date on which it would collect the face value of the policy. Such estimate was based upon the Company's estimate of the life expectancy of the insured, after review of the medical records of the insured by one or more Consultants, and was also adjusted to reflect the historical accuracy of the life expectancies estimated by the Company's Consultants and the typical period (collection period) between the date of an insured's death and the date on which the Company collected the face value of the policy.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



         The unearned discount was accrued over the Accrual Period using the "level yield" interest method. Under the "level yield" method, the yield was held constant such that when the yield was applied to the carrying value of the policy on a compounded basis over the course of the Accrual Period, the unearned discount was fully accrued as earned discount by the end of the Accrual Period.

     Beginning in the third quarter of 1996, the Company began generally recognizing income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). The income is equal to the difference between the policy proceeds (less any back-end sourcing fees) and the carrying value of the policies after giving effect to any reserve for loss on the sale of such policies.

         Effective July 1996, purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes (as defined in Note 6), requires the consent of the Company and the Noteholders. The Company has discussed potential sales of DPFC policies with the Noteholders. However, the Company has not decided whether it will sell such policies and cannot determine whether the Noteholders will consent to a sale or whether such a sale of DPFC policies is feasible. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's equity interest in DPFC. The reserve provided for the write-off of the unrealized residual value associated with DPFC. The losses of DPFC were charged first against the reserve which, during the third quarter of 1998, was fully depleted. Losses associated with DPFC after depletion of the reserve during the third quarter of 1998 have been, and all future losses associated with DPFC will be, reflected in the Company's consolidated statement of operations and comprehensive income (loss) in the appropriate period. See Note 6.

         f.   Deferred Financing and Organizational Costs

         In 1995, financing costs of $1.1 million were incurred in connection with the Securitized Notes. These costs have been deferred and are amortized straight-line over the term of the Securitized Notes. In 1997, organizational costs of $50,000 were incurred in connection with Fourteen Hill and organizational costs of $16,000 were incurred in connection with Allegiance. These costs have been fully amortized as of December 31, 1998. In 1998, financing costs of $500,000 were incurred to obtain the Allegiance Financing (as defined in Note 5). These costs have been deferred and are amortized straight-line over the respective terms of the financing arrangements. At December 31, 1998 and 1997 the total deferred financing costs were $811,000 and $525,000, respectively.

         g.   Furniture and Equipment

         As a result of the Company's decision in the third quarter of 1996 to sell all or substantially all of its assets, furniture and equipment at December 31, 1996 were valued on the assumption that miscellaneous office equipment had no sales value. Furniture and equipment purchased in 1997 and 1998 in support of the Company's expanded financial services business are stated at purchased cost net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally five years.

         h.  Other Assets

         Other assets primarily include assets held for sale. As a result of the Company's decision in the third quarter of 1996 to sell all or substantially all of its assets, it reclassified all assets owned as of that date, other than the assets of DPFC, to a "held-for-sale" category. Accordingly, these assets are recorded on the balance sheet as of December 31, 1998 and 1997 at the lower of carrying value or fair value less

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements

estimated cost to sell. In connection with its decision to sell assets, the Company established a reserve for loss on sale of assets in 1996. The Company reevaluates the reserve each quarter.

         i.   Income Taxes

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

         k.   Concentration of Credit Risk

         Financial instruments that subject the Company to concentration of credit risk consist primarily of receivables from insurance companies which are the obligors under insurance policies owned by the Company. As of December 31, 1998, the aggregate face value of policies issued by any one insurer with respect to the Company's portfolio of insurance policies approximated 7% of total assets.

         Other financial instruments that subject the Company to concentration of credit risk include a loan made by Allegiance to an unaffiliated entity in the amount of $3.7 million, which approximated 6% of total assets at December 31, 1998.

         l.   Earnings Per Share

         Statement of Financial Accounting Standards No. 128, Earnings per Share, requires earnings per share ("EPS") is calculated and reported as two separate calculations: Basic EPS, similar to the previous primary earnings per share excluding common stock equivalents; and, Diluted EPS, similar to the previous fully diluted earnings per share. EPS is calculated using the average number of Common Stock and Common Stock equivalents outstanding. See Note 11.

         m.   Terminology

         Matured policies receivable represents policies for which the Company has received notification that the insured has died and for which the Company is awaiting collection of the face value.

         Loans receivable includes hedging gains and losses, net of unearned income and allowance for loan losses. Unearned income represents fees paid by borrowers to Allegiance Capital net of direct expenses.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         n.   Profit Sharing Plan

         Point West has a profit sharing plan (the "Plan") for its employees. Each employee who has been employed for at least one year becomes a participant in the Plan. The Plan provides for discretionary annual contributions by Point West for the account of each participant. In any year in which the Plan is "top-heavy" within the meaning of the Internal Revenue Code (the "Code"), the Plan requires, consistent with the Code, that a minimum contribution be made for non-key employees. The contribution is allocated among participants based on their compensation under an allocation formula integrated with Social Security. Participants vest 20% in their Plan accounts after two years of service (excluding any service prior to 1993) and an additional 20% after each of the next four years of service. Upon termination following permanent disability or on retirement at age 65, all amounts credited to a participant's account are distributed, in a lump sum or in installments, as directed by the participant. Upon death, all amounts credited to a participant's account become fully vested and are distributed to the participant's surviving spouse or designated beneficiary. Each year, profit sharing contributions, if any, are determined by the Compensation Committee. The Plan contribution expenses which are included in compensation and benefits during 1998, 1997 and 1996 were $85,000, $86,000 and $70,000, respectively.

         o.   Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         p.   Stock-Based Employee Compensation

         The Company applies APB Opinion No. 25 in accounting for its two stock compensation plans. No compensation cost has been recognized for these plans. See Note 15.

         q.   Recent Accounting Developments

         During 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is still reviewing the impact of this pronouncement. During 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on Costs of Start-Up Activities. SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. Management will comply with this statement.


2.       Investment Securities
--       ---------------------

         Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Instruments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains and losses as a separate component of stockholders' equity. Many of the equity securities classified by the Company as available-for-sale are securities traded in the over-the-counter ("OTC") market. Fair market value is estimated by the Company based on the average closing bid of the securities for the last three trading days of the reporting period and is adjusted to reflect management's

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


estimate of liquidity constraints. The Company had no trading securities at December 31, 1998 or December 31, 1997. Any realized gains and losses, accrued interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported on an appropriate line item above "Net Income
(Loss)" on the consolidated  statements of operations and  comprehensive  income
(loss).

         The amortized costs and estimated fair value of investment securities (before any minority interest) as of December 31, 1998 and 1997 are as follows:


                                                 December 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                          Gross            Gross
                                      Amortized Cost   Unrealized Gains    Unrealized
                                                                             Loss            Fair Value


 Available-for-sale
           Corporate Bond            $       350,000   $            --     $    (190,000)     $  160,000
           Common Stock              $     1,952,000   $         8,092    $       (7,058)     $1,953,034
                                     ---------------   ---------------    ---------------    ---------------
      Total available-for-sale       $     2,302,000  $          8,092     $    (197,058)     $2,113,034



                                                December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
                                                            Gross            Gross
                                      Amortized Cost   Unrealized Gains    Unrealized
                                                                              Loss          Fair Value



      Held-to-maturity
           Corporate bonds           $     2,220,000   $        75,000   $      (5,000)    $     2,290,000
                                     ---------------   ---------------   --------------    ---------------
      Total-held-to-maturity         $     2,220,000   $        75,000   $      (5,000)    $     2,290,000

      Available-for-sale
           Common stock              $     1,000,000   $     2,597,343   $          --     $     3,597,343
                                     ---------------   ---------------   ---------------    ---------------
      Total available-for-sale       $     1,000,000   $     2,597,343   $          --     $     3,597,343



     The Company classifies debt securities for which it has the positive intent and ability to hold to maturity as held-to-maturity. All investments in debt securities and in classified as held-to-maturity at December 31, 1998 and 1997 have maturity dates ranging from one to six years, and all investments in warrants have expiration dates ranging from one to five years. Certain warrants outstanding at December 31, 1997 were exercised on January 1998 and the securities purchased upon such exercise are reflected at December 31, 1997 as available-for-sale.

         Cumulative unrealized gains (losses) on available-for-sale securities (representing differences between estimated fair value and cost) of ($189,000) and $2.6 million at December 31, 1998 and 1997, respectively, are shown as a separate component of stockholders' equity called "Accumulated Comprehensive Income -- Net Unrealized Investment Gains (Losses)." At December 31, 1998 and 1997, the Company's total comprehensive income (loss) includes net unrealized investment gains (losses) which represents the increase (decrease) in the Company's marketable securities classified as available-for-sale.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements





3.        Loans Receivable
--        -----------------

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Fourteen Hill Capital. Such loans are reported at amortized cost net of the allowance for loan losses of $50,000 for the Allegiance loans, and interest is accrued as earned. See Note 1d.

         Allegiance had five loans outstanding at December 31, 1998 in the aggregate principal amount of $9.1 million, which bear a weighted-average fixed interest rate per annum of 9.3%. Principal payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, in approximately fifteen years from the initial loan date. Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with Statement of Financial Accounting Standards No. 91 ("SFAS 91"), Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

         On August 19, 1998, Allegiance put in place a structured financing which provides short term financing and may provide long term financing, subject to certain limitations, with respect to loans Allegiance has made in the past and may make in the future. It is anticipated that this transaction will provide interim floating rate financing and ultimately permanent fixed and floating rate financing for loans originated by Allegiance. See Note 5. The interest rate at which it is anticipated that term certificates will be issued will be set in the future when approximately $30 million of loans have been originated. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the issuance of term certificates. The futures contracts are to protect the margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by the Company over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standards No. 80 ("SFAS 80"), Accounting for Futures Contracts, all such deferred amounts are reflected on the balance sheet as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of December 31, 1998, the Company had net realized losses on its hedging activities of $261,000 which increased loans receivable in a like amount. In addition, the Company had unrealized net losses from open hedging positions of $800 as of December 31, 1998. The Company had no hedging activities at December 31, 1997.

        Fourteen Hill had two loans outstanding at December 31, 1998 in the aggregate principal amount of $864,000, one of which was originated in January 1998 and bears interest at a fixed interest rate per annum of 15% and the other of which was originated in September 1998 and bears interest at a fixed interest rate per annum of 14%. Such loans mature, subject to permitted prepayments, in approximately 5 years. A partial payment in the amount of $181,000 was made in October 1998 on the loan that was originated in January 1998.

4.       Non-Marketable Securities
--       -------------------------

         Non-marketable securities include investments in non-marketable debt and equity securities through Point West and Fourteen Hill. The Company accounts for such non-marketable securities using the cost method.

        On November 4, 1996, Point West purchased 21.5 million convertible preferred shares for $3.0 million (representing a less than 50% interest) in American Information Company, Inc., commonly known as Car Club ("Car Club"), a privately held company which, among other things, provides information services to individuals owning or purchasing automobiles. On March 18, 1997, Point West

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


converted 8.2 million shares of convertible preferred stock into 8.2 million shares of common stock of Car Club and sold such non-marketable shares (approximately 38% of Point West's equity investment in Car Club) to an unaffiliated third party for $1.83 million. The Company recognized a $700,000 pre-tax gain on this transaction in 1997. Point West had an option that expired on October 26, 1997 to purchase, for approximately $1.1 million, 8.2 million additional shares of common stock of Car Club. Since Point West did not exercise this option, a $20,000 pre-tax loss was recognized in 1997. As of December 31, 1998 and 1997, the carrying value of the remaining $13.3 million non-marketable convertible preferred shares was $1.7 million.

         In 1998, Fourteen Hill invested $750,000 in the convertible preferred shares (convertible into common shares) of one unaffiliated small business entity and $1 million in the debt securities (which are convertible into preferred shares, which in turn are convertible into common shares) of another unaffiliated small business entity.

         Fourteen Hill also invested $900,000 in the convertible preferred shares (convertible into common shares) of another unaffiliated small business entity. Such convertible preferred shares held at December 31, 1998 are reflected as non-marketable securities with a cost of $900,000. Approximately 33% of these securities with a cost basis of $297,000 were converted to common shares in February 1999. Had 100% of these securities been converted to common shares at December 31, 1998, the Company would have reflected additional "Accumulated Comprehensive Income--Net Unrealized Investment Gains" of $4.1 million.

     In addition, Fourteen Hill invested $2 million in 329,490 convertible preferred shares of FlashNet Communications, Inc. ("FlashNet"), which was carried on the balance sheet at December 31, 1998 at an aggregate cost of $2 million. FlashNet is an internet service provider which serves individuals and businesses across the United States. In December 1998, FlashNet filed a registration statement with the SEC for an initial public offering. In connection with such initial public offering, Fourteen Hill will hold 1,120,266 convertible preferred shares of FlashNet, after giving effect to a 3.4 to 1 stock split which is authorized to occur prior to the initial public offering. If the FlashNet initial public offering occurs, the Flashnet shares will become marketable securities. As a result, any unrealized gains or losses in such investment will be reflected as "Accumulated Comprehensive Income--Net Unrealized Investment Gains" in stockholders' equity. Pursuant to a standard lock-up agreement, Fourteen Hill will not be able to sell or otherwise dispose of its FlashNet shares until six months after the initial public offering.

         The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, the Company determined that $1.1 million of non-marketable securities of one company was impaired at September 30, 1998, and therefore wrote-off the entire $1.1 million carrying value of such security.

5.       Revolving Certificates
--       ----------------------

     Pursuant to the Allegiance Financing, a consortium of insurance companies (the "Investors") will provide funding of approximately $26.4 million through August 31, 1999 on a non recourse revolving certificate basis to be used for the purchase or funding of loans originated by Allegiance Capital and transferred to Allegiance Funding. Upon the earlier of the incurrence of $26.4 million of revolving certificates or August 31, 1999, such revolving certificates will be repaid through the issuance of term certificates with an approximate 15-year maturity. In addition, the Allegiance Financing provides a commitment to provide up to an additional $30 million of funding through August 31, 1999 through 15-year term loans. In the event that term certificates are not issued by August 31, 1999, Allegiance will be required to refinance any revolving certificates outstanding under the Allegiance Financing.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



         The Allegiance Financing contemplates the issuance of various classes of revolving and term certificates through Allegiance Trust I. Certificates receiving ratings are to be purchased by the Investors, while Allegiance Funding will retain unrated certificates. The revolving certificates received ratings from Duff & Phelps Credit Rating Co. ranging from A to BB and it is anticipated that the term certificates, when and if issued, will also receive ratings from Duff & Phelps. Allegiance Trust I issued the Class B-R, Class C-R and Class D-R revolving certificates in 1998. The Class C-R certificates were issued in November 1998 in the principal amount of $2.1 million and received a rating of BB from Duff & Phelps. The Class B-R certificates were issued in December 1998 in the principal amount of $3.3 million and received a rating of BBB from Duff & Phelps. Such certificates bear interest at a variable rate based on the one-year U.S. Treasury Rate plus a weighted-average spread of 3.9%. The weighted-average interest rate of the certificates at December 31, 1998 was 8.17%. Allegiance initially retained the unrated Class D-R revolving certificate with a maximum aggregate principal amount of $3,650,000. This certificate represents the right to receive all excess cash flow from Allegiance Trust I. Allegiance also anticipates retaining unrated term certificates following retirement of revolving certificates. Because of Allegiance's right to redeem the certificates if 15% or less in principal amount of certificates is outstanding, the Allegiance Financing does not qualify for sale treatment under Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and any borrowings under the Allegiance Financing will be reflected on the consolidated balance sheet.

         In connection with the Allegiance Financing, Allegiance Capital paid a $175,000 commitment fee when the funds were initially borrowed. Of such commitment fee, $58,000 will be amortized over the expected life of the revolving certificates (10 months) and $117,000 will be amortized over the expected life of the Allegiance Financing (15 years). This allocation was based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates.


         In connection with the Allegiance Financing, Point West agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. The amount of cash will be a function of several variables including the monthly LIBOR interest rate and the amount of revolving Class A-R certificates outstanding under Allegiance Trust I.

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

     The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. From 1996 through the third quarter of 1998, losses associated with DPFC were charged against the reserve which was originally established in 1996 for the estimated loss of Point West's equity interest in DPFC. See Note 1e. Since the third quarter of 1998, losses associated with DPFC after depletion of the reserve have been reflected in the Company's consolidated statement of operations and comprehensive income (loss) in the appropriate period. Upon the retirement of the Securitized Notes, the Company will recognize a gain in
                                       48

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements

an amount approximately equal to any accumulated deficit reflected. At December 31, 1998, DPFC's accumulated deficit was $1.7 million. In 1998, the total loss realized by DPFC was $4.0 million, $2.3 million of which was charged against the reserve for equity interest in wholly owned financing subsidiary, and $1.7 million of which was otherwise reflected in the Company's consolidated statements of operations and comprehensive income (loss).

         Point West is the servicer of the policies pledged under the indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

7.       Debentures payable to Small Business Administration
--       ---------------------------------------------------


         As of December 31, 1998, Fourteen Hill Capital had issued one debenture in the principal amount of $3 million payable to the Small Business Administration ("SBA") with semi-annual interest only payments at a fixed rate of 5.9% (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. In addition, Fourteen Hill Capital paid to the SBA a $105,000 fee (3.5% of the total borrowings) to borrow such money. The debenture is subject to a prepayment penalty if paid prior to September 1, 2003.

         At present, Fourteen Hill Capital is unable to borrow additional funds from the SBA because (1) two investments each represents an amount greater than 20% of its regulatory capital plus its net unrealized investment gains and (2) Fourteen Hill Capital has negative retained earnings. The Company cannot determine when, if ever, it will be able to borrow additional funds from the SBA. In addition, if Fourteen Hill Capital does not liquidate a portion of its investment portfolio or obtain additional regulatory capital, the SBA may accelerate the repayment of the debenture. The Company believes that if its holdings in FlashNet become marketable securities, the only reason it may not be able to borrow additional funds from the SBA is that Fourteen Hill Capital is not profitable.


8.       Income Taxes
--       ------------

         The components of the provision for income tax included in the statements of operations for the years ended December 31, are as follows:



                                                                1998              1997                  1996
                                                                ----              ----                  ----

                Federal:
                     Current (benefit)expense..............  $     --          $     --           $        --

                     Deferred (benefit) expense...........         --                --              (210,113)
                State:
                     Current (benefit) expense .............    5,600             4,000                    --
                     Deferred (benefit) expense ...........        --                --              (315,598)
                                                            ------------        ------------      -------------



                Total tax (benefit) expense...............      5,600          $  4,000           $  (525,711)
                                                            =============     ==============      =============


                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, are presented below. Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1997 are primarily a result of adjustments to conform to tax returns as filed.

                                                                                             1998                  1997
                                                                                             ----                  ----

          Deferred tax assets:
                         Revenue and expenses recognized on the cash
                            basis for tax purposes....................................... $   270,173             $ 236,218
                          Depreciation, amortization and other...........................       6,961                13,606
                          Provision for assets held for sale.............................      66,407               158,878
                          Provision for loss on investment in subsidiary ................           --              916,206
                          Provision for loss on non-marketable securities................     427,620                    --
                          Allowance for loan losses......................................      19,917                    --
                          Unrealized loss on securities available for sale..............       75,265                    --
                          Net operating loss carryforwards...............................   5,773,727             4,098,144
                                                                                            --------------   -----------------
                                                                                            6,640,070             5,423,052
                          Valuation allowance ..........................................   (4,296,383)           (1,867,064)
                                                                                            --------------   -----------------
                          Deferred tax assets net of valuation allowance ..............     2,343,687            3,555,988


                Deferred tax liabilities:
                          Unrealized gain  on securities available for sale.............           --             1,034,522
                          Accretion recognized on a cash basis for tax purposes........     2,349,687             2,527,466
                                                                                           -----------------  ------------------
                                                                                            2,349,687             3,561,988
                                                                                           -----------------  ------------------
                Net deferred tax asset (liability).....................................   $ (6,000)                 (6,000)
                                                                                            -----------------  -----------------

         Prior to September 30, 1996, the Company had provided for deferred income taxes related to income accrued on purchased life insurance policies. Based on the provision for loss on sale of assets and the reserve to reflect estimated loss of Point West's equity interest in DPFC, the Company believes that it does not have a federal tax liability related to these assets and has therefore reversed all related liabilities for 1996. The Company believes that it does not have a federal tax liability for 1998 and 1997 as a result of the net operating loss carryforward. The Company has recorded a deferred tax liability related to the unrealized appreciation for the marketable equity securities. The Company has also provided for miscellaneous state income taxes. A valuation allowance has been recorded equivalent to the portion of the deferred tax asset for which management cannot conclude that it is more likely than not that the deferred tax asset will be realized.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements





        The differences between the statutory income tax rate and the Company's effective tax rate for the years ended December 31, are as follows:

                                                           1998                   1997                  1996
                                                           ----                   ----                  ----


       Tax expense at statutory rate (34%)......      $  (1,239,212)          $     344,976       $   (3,476,564)
       State taxes net of federal benefits........          (76,409)                189,173             (627,622)
       Change in valuation allowance (1).......            1,319,532              (530,149)             3,431,001
       Other.........................................          1,689                     --               147,474
                                                     ------------------    -------------------    ------------------
                     Total  tax  (benefit)  expense   $        5,600                 4,000              (525,711)
                                                     ------------------    -------------------    ------------------


--
 (1) $1,109,787 of the change in tax valuation allowance has been reflected in the statement of changes in stockholders' equity in connection with the unrealized gain on securities available-for-sale. The remaining increase of $1,319,532 is based on management's determination that the resulting deferred assets are not more likely than not to be realized.



         At December 31, 1998, the Company has an estimated federal tax net operating loss carryforward of $15,132,165 expiring in the years 2009 to 2019, and a California tax net operating loss carryforward of approximately $10,777,311 expiring in the years 1999 to 2004.

9.       Common Stock

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

         The Company received the following proceeds from the offering and such proceeds had been applied in 1996 for the following purposes:

             Proceeds:
                         Proceeds, net of underwriters' discount   $26,575,933
                         Less offering expenses ...............     (1,301,965)
                                                                   ------------
                   Net Proceeds                                                            $25,273,968
                                                                                           ===========
             Uses:
                          Policy purchases.....................    $17,832,821
                          Payments to related party............      2,191,007
                          Accrued compensation payable.........        833,750
                          Taxes on accrued and unpaid salaries..        20,187
                          Repayment of other short term debt...       1,162,170
                          Repayment of long term debt..........       3,234,033
                                                                     ----------
                   Total uses..................................     $25,273,968
                                                                     ===========

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

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements




10.      Earned Discounts
--       ----------------

         Earned discounts on life insurance policies reflect the amount of accretion recorded in the first six months of 1996. With the decision to sell all or substantially all of the Company's assets, the unearned discount included in the unearned income on the balance sheet at June 30, 1996 relating to early maturities on or before June 30, 1996 has now been recorded as earned discounts on prior maturities. Any income since the third quarter of 1996 has been recorded as earned discounts on matured policies and recorded upon the notification of death of the insured. See Note 1e.

11.      Earnings per Share
--       ------------------

         The weighted average number of common stock shares and additional common stock equivalent shares used in computing EPS are set forth below for the periods indicated.

                                                              1998           1997           1996
                                                              ----           ----           ----


    Weighted average number of shares of common
      stock outstanding....................................   3,253,324    3,521,736       3,942,166
    Additional common stock equivalents...............               --       83,938             --
                                                              ----------   ----------      ----------
    Weighted average number of shares of common
         stock and common stock equivalents
        outstanding......................................    3,253,324    3,605,674       3,942,166
                                                              =========    =========       =========


         Diluted EPS for 1998 and 1996 do not include any common stock equivalents due to their anti-dilutive effect. Common Stock equivalents for 1997 include, to the extent they do not have an anti-dilutive effect, employee stock options, non-employee director stock options and warrants issued to an investment banking firm.

12.      Commitments
--       -----------

         The Company has a lease obligation for its California office space of approximately 5,900 sq. ft. The lease expires on May 31, 1999, and the monthly rent is $8,062, of which the Company pays $5,240 and The Echelon Group of Companies, LLC ("New Echelon LLC") pays $2,822. The Company is currently evaluating its leasing alternatives. If the Company remains in its current space, the Company's monthly rent is likely to increase to approximately $12,000 per month.

         Future minimum rental  payments (less amounts to be paid by New Echelon
LLC) at December 31, 1998, under operating leases with an initial term of one year or more, are as follows:

                 Year ended December 31, 1999..........  $     26,202
                 Year ended December 31, 2000..........            --
                                                         -------------
                 Total.................................  $     26,202
                                                         =============

13.      Litigation
--       -----------

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

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements




         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. Plaintiffs have appealed this dismissal to the United States Circuit Court for the Ninth Circuit. Plaintiffs have also filed a motion for class certification which the remaining defendants have opposed. On November 13, 1998, the Court granted plaintiff's motion for class certification. The case is currently in discovery. A trial date has been set for October 1999. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed since its inception by agreement of the parties. The Company and each of the defendants intend to continue to defend the action vigorously.

14.      Fair Value of Financial Instruments
--       -----------------------------------

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents, restricted cash, matured policies receivable, accrued interest expense, accounts payable and accrued compensation payable are stated at approximate fair value because of the short maturity of these instruments. All balances have maturities within 60 days of the balance sheet date.

         Investment securities are stated at fair market value based on quoted market prices.

         Loans receivable are stated at cost which approximates fair market value.

         The portfolio of purchased life insurance policies is stated at cost plus accretion through June 1996 which approximates fair market value.


         Due to the unique nature of the Company's investment in non-marketable securities, it is not practical to estimate fair value.

         The revolving certificates, long term notes payable and debentures payable to the SBA are all stated at cost. The revolving certificates bear a variable interest rate of the weighted-average spread of

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements




3.9% over the one-year U.S. Treasury rate. The long term notes payable bear a fixed interest rate of 9.17% and are equivalent to newly acquired debt at 1% over prime interest rates. The debenture bears a fixed interest rate of 6.9%.

15.      Stock-Based Compensation
--       ------------------------

         The Company has two stock option plans. Under the Amended and Restated 1995 Stock Option Plan ("Employee Plan"), Point West may grant options to its employees for up to 450,000 shares of common stock. Under the Stock Option Plan For Non-Employee Directors ("Director Plan"), options for up to 75,000 shares of common stock may be granted to non-employee directors of Point West. The exercise price of each granted option generally equals the market price of the Common Stock on the date of grant. Each option generally expires ten years after the date of grant. Under the Employee Plan, each granted option generally vests 20% per year over five years. Under the Director Plan, initially, each new non-employee director, when joining the board, is granted 10,000 options that vest 34%, 33% and 33% at the next three annual meetings following the grant date. At each annual meeting, each non-employee director is granted 5,000 options that vest at the next annual meeting. Incentive stock options granted to 10% stockholders under the Employee Plan have different terms than generally described above. These options have an exercise price equal to 110% of market value on the date of grant, vest 20% per year over 4 years and expire 5 years after the date of grant.

         The fair value of each option is  estimated  on the date of grant using
the   Black-Scholes   option-pricing   model.  The  following   weighted-average
assumptions were used for grants:

                                     1998             1997               1996
                                     ----             ----               ----

           Expected volatility       75%              75%                20%

           Employee Plan:
           Risk-free interest rate   5.0%             5.8%               6.3%
           Expected life            6 years          7 years            7 years

           Director Plan:
           Risk-free interest rate   4.6%             5.6%               6.0%
           Expected life            2 years          2 years            4 years

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


                               1998                      1997                        1996
                               ----                      ----                        ----
                          ====================      ====================       ====================
                                     Weighted-             Weighted-                    Weighted
                                     Average               Average                      Average
                                     Exercise              Excercise                    Excercise
                         Shares      Price     Shares      Price        Shares          Price



Outstanding at
  Beginning of year    273,000      $  3.40     181,000     $  3.33         --               --
Granted                125,500      $  3.41      96,000     $  3.44    407,000           $  8.18
Exercised                   --           --          --          --         --               --
Forfeited             (13,000)      $  1.85      (4,000)    $  1.38    (75,000)          $  12.18
Canceled                    --           --          --          --    (151,000)         $  12.01
                      ------------            -------------          -------------
Outstanding at end
  of year              385,500      $  3.45     273,000      $  3.40    181,000          $  3.33
                      ------------            -------------           -------------

Options exercisable
  at year-end          111,400      $ 5.03       53,733      $ 6.47       6,667          $  13.50
Weighted-average
  fair value of each
  option granted
  during year          $  2.20                  $  2.38                  $  3.11




         The following table summarizes information about fixed stock options outstanding at December 31, 1998:




                                Options Outstanding                              Options Exercisable
                    --------------------------------------------------------   -------------------------------------
                                        Weighted-Average
      Range of            Number            Remaining       Weighted-Average          Number          Weighted
    Exercisable       Outstanding at    Contractual Life     Exercise Price        Exercisable        -Average
       Prices            12/31/98                                                    12/31/98      Exercise Price



   $1.38 - $1.38            137,000                 7.55            $  1.38             54,800            $  1.38
   $2.25 - $2.75             82,500                 5.71            $  2.41                 --                 --
   $3.44 - $3.44             93,000                 8.84            $  3.44             26,600            $  3.44
   $5.00 - $6.50             43,000                 9.50            $  5.35                 --                 --
  $12.38 - $13.50            30,000                 7.28            $ 13.13             30,000             $13.13
  ---------------            ------                 ----             ------            ------             ------
   $1.38 - $13.50           385,500                 7.66            $  3.45            111,400            $  5.03




         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with FASB Statement No.123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                1998                 1997               1996
                                                          -----------------    ----------------    -----------------



    Net income (loss)                     As reported        $ (3,650,342)         $ 1,010,636        $ (9,699,477)
                                          Pro forma          $ (3,878,265)         $   799,444        $ (9,881,226)
    Basic earnings (loss) per share       As reported             $ (1.12)             $  0.29             $ (2.46)
                                          Pro forma               $ (1.19)             $  0.23             $ (2.51)
    Diluted earnings (loss) per share     As reported             $ (1.12)             $  0.28             $ (2.46)
                                          Pro forma               $ (1.19)             $  0.22             $ (2.51)

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         In addition to the above mentioned stock option plans, on September 16, 1996 Point West granted 300,000 warrants at a purchase price of $6.00 per share to an investment banking firm. These warrants were exercisable immediately and expire on September 16, 2001. The expense for these warrants was determined consistent with FASB Statement No.123, and the Company's net income was reduced by $92,167 in 1996. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 20%; risk-free interest rate of 6.2%; and expected life of 5 years.

16.      Segment Reporting
--       -------------------

         Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997 and is effective for periods beginning after December 15, 1997. The Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chairman of the Board, President and Chief Financial Officer of Point West.

         The  Company's   reportable   operating   segments   include   Viatical
Settlements, Fourteen Hill and Allegiance. The activities of each operating segment are described in Note 1c. The Other Segment includes Point West and PWS. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The following table represents the Company's results from segments for 1998. Segment reporting for 1997 has not been included since the operations of Fourteen Hill and Allegiance were insignificant as of such date. Segment reporting for 1996 has not been included since Fourteen Hill and Allegiance did not exist as of such date.


                               Viatical          Fourteen
                           Settlements (1)         Hill            Allegiance          Other             Total
                           ---------------         -----           ----------          -----             -----



Interest income......     $      199,782    $        299,842       $  588,639       $  405,816       $  1,494,079
Other revenue........            776,797              24,691          (8,050)          120,054            913,492
Interest expense......         3,550,664              98,372           30,530               --          3,679,566
Depreciation &
  Amortization.......            234,880              61,733           55,568            4,128            356,309
Contributed  income
(loss) (2)..............      (1,102,563)           (874,293)         129,611        (1,803,097)       (3,650,342)
Comprehensive
  Income...............              --            1,345,286               --               --          1,345,286
Segment assets......          37,078,882           7,140,917       10,162,182         8,060,780        62,442,761


--
(1) The  viatical   settlements   segment  includes  results  of  operations  in
    connection with viatical settlements for DPFC, Point West and Dignity Viatical.
(2) Corporate overhead is not generally allocated between segments and is included in the other segment.



                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

         Income
         ------
         Interest income            $  1,494,079
         Other revenue                   913,492
                                    --------------
         Total income               $  2,407,571

17.      Events Subsequent to the Balance Sheet Date
--       --------------------------------------------

     On January 5, 1999 Fourteen Hill made an investment of $500,000 in equity of a small business entity to which it had loaned funds in 1998. On January 21, 1999, such small business entity made a partial payment in the amount of $245,000 of its $250,000 loan. In addition, on February 17, 1999 Fourteen Hill made an investment of $1 million in equity of a small business entity. Fourteen Hill also sold $191,000 at cost of a $750,000 equity investment in a small business entity and recognized a gain of $45,000 in 1999. On February 24, 1999, Fourteen Hill converted 55,970 preferred shares of a total of 167,910 preferred shares it holds of a small business entity. Fourteen Hill received 223,880 common shares upon such conversion and recorded a gain in 1999.

                                    PART III
                                    --------

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         Information regarding directors of the Company and the Executive Officers (each of whom is a director) will be set forth under the caption "Directors and Executive Officers" in the Company's proxy statement related to its 1999 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under caption "Section 16(a) Beneficial Ownership
Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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


                                     PART IV
                                     --------

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------------------------------------------------------------
          FORM 8-K
           --------

           (a) 1. The following designated financial statements and the report thereon of KPMG LLP dated February 27, 1999 are included herein at pages 34 through 57:

                                    Independent Auditors' Report.

                                    Consolidated  Balance  Sheets as of December
                                    31, 1998 and 1997

                                    Consolidated  Statements of  Operations  and
                                    Comprehensive Income (Loss) for the years ended December 31, 1998, 1997 and 1996.

                                    Consolidated   Statements  of  Stockholders'
                                    Equity for the years ended December 31, 1998, 1997 and 1996.

                                    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                                    Notes to Consolidated Financial Statements.

                  2. All schedules are omitted because the required information is not presented or is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

                  3.       Exhibits:

              Exhibit
              Number       Description of Document
              -------      -----------------------
                 3.1       Composite of Second Amended and Restated  Certificate
                           of  Incorporation,  as amended through August 1, 1997
                           (Incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                 3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No.33-98708) (the Registration Statement")).

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

                 4.2       Amendment  No. 1 to the  Indenture  (Incorporated  by
                           reference  to  Exhibit  10.13  of  the   Registration
                           Statement).

                 4.3 Amendment No.2 to the Indenture, dated as of August 5, 1996. (Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

                 4.4 Amendment No.3 to the Indenture, dated as of July 2, 1997 (Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                 4.5 Amendment No.4 to the Indenture, dated as of November 4, 1997. (Incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

                10.1* Point West Capital Corporation Amended and Restated 1995 Stock Option Plan (Incorporated by reference to
                           Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                10.2*      Stock   Option   Plan  for   Non-Employee   Directors
                           (Incorporated by reference to Exhibit 10.2 of the Registration Statement).

                10.3* Form of option agreement dated November 17, 1997 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter. (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

                10.4* Form of option agreement dated November 25, 1998 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter.

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

                10.10 Amendment No.1 to Servicing Agreement (Incorporated by reference to Exhibit 10.15 of the Registration Statement).

                10.11 Amendment No.2 to the Servicing Agreement (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

                10.12 Master Agreement for Purchase of Life Insurance Policies dated September 27, 1996 (Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

                10.13 Amendment dated as of November 13, 1996 to Master Agreement for Purchase of Insurance Policies dated as of September 27, 1996 (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December31, 1996).

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

                10.19 Amended and Restated Limited Liability Company Agreement of Allegiance Capital, LLC (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.20      Fourteen  Hill  Capital,  L.P.  Agreement  of Limited
                           Partnership  (Incorporated  by  reference  to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                10.21 Fourteen Hill Management, LLC Operating Agreement by Point West Capital and Fourteen Hill Management, LLC as of June 9, 1997 (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                10.22** Trust Agreement, dated as of August 1, 1998, among Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and Point West Capital Corporation (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.23** Supplement to Trust Agreement for Revolving Series 1998-1, dated as of August 1, 1998 among Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and Point West Capital Corporation (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.24** Loan Acquisition Agreement, dated as of August 1, 1998, between Allegiance Capital, LLC and Allegiance Funding Corp. I (Incorporated by reference to Exhibit
                           10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.25** Servicing Agreement, dated as of August 1, 1998, among Point West Capital Corporation, Allegiance
                           Capital, LLC, Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and other party thereto (Incorporated by reference to Exhibit
                           10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.26      Point West  Securities  LLC  Operating  Agreement  by
                           Point  West  Capital   Corporation   and  Point  West
                           Securities, LLC as of July 8, 1998.

                21.1       Subsidiaries of the Company.

                23.1       Consent of Independent Certified Public Accountants.

                24.1       Powers of Attorney.

                27          Financial Data Schedule.

*        Management  contract or compensation plan or arrangement.

** Certain information omitted pursuant to an order for confidential treatment granted by the SEC.


         (b)  Reports on Form 8-K:

               Date                  Item Reported          Matter Reported
               ----                  -------------          ----------------
               November 16, 1998       5                    November  16, 1998 5
                                                            The Company issued a
                                                            press        release
                                                            regarding        its
                                                            results           of
                                                            operations  for  the
                                                            third   quarter   of
                                                            1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 5,1999                             POINT WEST CAPITAL CORPORATION
                                                 /s/Alan B. Perper
                                                 -----------------------------
                                                  Alan B. Perper
                                                  President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 1999:


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
Bradley N. Rotter                                 Stephen T. Bow
Chairman of the Board and Director                Director



    *
-----------------------------
Paul A. Volberding, M.D.
Director


*       The  undersigned  by signing his name  hereunto  has hereby  signed this
        report on  behalf  of the  above-named  directors,  on March   5,  1999
        pursuant to a power of attorney executed on behalf of each such director and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By:   /s/ Alan B. Perper
     ---------------------
      Alan B. Perper