Form 10-K/A
period 1998-12-31
POINT WEST CAPITAL CORP
filed 1999-03-15
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                    ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate  market value of the  registrant's  common stock, $0.01 par value,
held  by   non-affiliates  of  the  registrant  as  of  February  26,  1999 was approximately $24,578,950

The number of shares of the registrant's common stock, $0.01 par value outstanding as of February 26, 1999 was 3,262,324.

                      Documents Incorporated by Reference:
                      -----------------------------------
The registrant's proxy statement (to be filed) related to its 1999 annual meeting of stockholders is incorporated by reference in Part III hereof.

     This Form 10-K/A is being filed for the purpose of correcting errors in the EDGAR version of the consolidated statements of operations and comprehensive income (loss) contained in the consolidated financial statements included in the Form 10-K for the fiscal year ended December 31, 1998 of Point West Capital Corporation (the "Original Form 10-K"). The page number reflected in the 10-K/A replaces the same indicated page number included in the Original Form 10-K. All capitalized terms used in this Form 10-K/A and not defined are used as defined in the Original Form 10-K.

                         POINT WEST CAPITAL CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                For the Years Ended December 1998, 1997 and 1996




                                                                             1998             1997             1996
                                                                        ----------------  --------------   --------------

Income:
     Earned discounts on life insurance policies                      $              -- $            --  $     3,697,032
     Earned discounts on prior maturities                                            --              --          802,471
     Earned discounts on matured policies                                       438,792         488,563          979,611
     Interest income                                                          1,494,079       1,183,919          783,115
     Net gain on sale of non-marketable
           securities                                                                --         679,665               --
     Gain (loss) on assets sold                                                 165,346       1,463,080        (179,548)
     Other                                                                      309,354         102,663          322,141
                                                                        ----------------  --------------   --------------
           Total income                                                       2,407,571       3,917,890        6,404,822

Expenses:
     Interest expense                                                         3,679,566       3,599,487        3,983,606
     Compensation and benefits                                                1,514,812       1,151,574        1,196,291
     Other general and administrative expenses                                1,728,169       1,474,916        1,388,338
     Amortization                                                               352,181         240,194          449,631
     Depreciation                                                                 4,128             341           19,967
     Provision for loss on assets held for sale                                      --         328,236        3,139,588
     Loss on investment in wholly owned financing
           subsidiary                                                                --              --        6,940,189
     Loss on non-marketable securities                                        1,073,494              --                --
                                                                        ----------------  --------------   --------------
           Total expenses                                                     8,352,350       6,794,748       17,117,610
                                                                        ----------------  --------------   --------------

           Loss before income taxes and net loss
               in wholly owned financing subsidiary
              charged to reserve for equity interest                        (5,944,779)     (2,876,858)     (10,712,788)

Income tax (expense) benefit                                                    (5,600)         (4,000)          525,711

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest                                           2,300,037       3,891,494          487,600

                                                                        ----------------  --------------   --------------
           Net income (loss)                                                (3,650,342)       1,010,636      (9,699,477)

Comprehensive income -- net unrealized
     investment gains (losses)                                              (2,786,205)       2,597,239               --
                                                                        ----------------  --------------   --------------
Total comprehensive income (loss)                                     $     (6,436,547) $     3,607,875  $   (9,699,477)
                                                                        ================  ==============   ==============

Basic earnings (loss) per share                                       $          (1.12) $          0.29  $        (2.46)
Diluted earnings (loss) per share                                                (1.12)            0.28           (2.46)

Weighted average number of shares of common stock
     outstanding                                                              3,253,324       3,521,736        3,942,166
Weighted average number of shares of common stock
     and common stock equivalents outstanding                                 3,253,324       3,605,674        3,942,166



          See accompanying notes to consolidated financial statements.

                                       36

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 12, 1999                             POINT WEST CAPITAL CORPORATION
                                                 /s/Alan B. Perper
                                                 -----------------------------
                                                  Alan B. Perper
                                                  President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 1999:


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
Bradley N. Rotter                                 Stephen T. Bow
Chairman of the Board and Director                Director



    *
-----------------------------
Paul A. Volberding, M.D.
Director


* The undersigned by signing his name hereunto has hereby signed this report on behalf of the above-named directors, on March 12, 1999 pursuant to a power of attorney executed on behalf of each such director and filed with the Securities and Exchange Commission as Exhibit 24.1 to the Original Form 10-K.

By:   /s/ Alan B. Perper
     ---------------------
      Alan B. Perper