Form 10-Q
period 1999-03-31
POINT WEST CAPITAL CORP
filed 1999-04-13
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 9, 1999 there were 3,326,624 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------

                                      INDEX
                                      -----

Part I                                                                   Page #
------                                                                   ------
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
            March 31, 1999 and December 31, 1998                           1

          Consolidated Statements of Operations
            and Comprehensive Income for the
            Three Months Ended March 31, 1999 and 1998                     2

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998                     3

          Condensed Notes to Consolidated Financial Statements            4-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12-23

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                              23


Part II
-------

Item 1.   Legal Proceedings                                                24

Item 6.   Exhibits and Reports on Form 8-K                                 25

Signatures                                                                 26
----------

                                      (i)

                        POINT WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998



                                                                                    March 31,            December 31,
                                 ASSETS                                               1999                  1998
                                                                             -------------------   --------------------


Cash and cash equivalents                                                  $          7,243,627  $           6,668,126
Restricted cash                                                                       2,114,616              3,153,513
Investment securities - available-for-sale                                           34,158,218              2,113,034
Matured policies receivable                                                             300,349                 12,000
Loans receivable, net of unearned income of $261,524 and
           $117,709, respectively and net of an allowance for
           loan losses of $75,000 and $50,000, respectively                          15,935,030             10,187,590
Purchased life insurance policies                                                    33,124,945             33,893,017
Non-marketable securities                                                             3,153,617              5,396,607
Deferred financing costs, net of accumulated amortization
           of $1,031,531 and $907,848, respectively                                     693,322                810,545
Furniture and equipment, net of accumulated depreciation of
           $6,267 and $4,469, respectively                                               26,476                 25,365
Other assets                                                                            259,771                182,964
                                                                             -------------------   --------------------

           Total assets                                                    $         97,009,971   $         62,442,761
                                                                             ===================   ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense                                                   $            227,623  $             263,805
Accounts payable                                                                        282,001                192,436
Accrued compensation payable                                                            140,956                222,000
Revolving certificates                                                               11,797,272              5,400,045
Long term notes payable                                                              38,528,914             38,528,914
Debentures                                                                            3,000,000              3,000,000
Deferred income taxes                                                                 6,598,514                  6,000
                                                                             -------------------   --------------------

           Total liabilities                                                         60,575,280             47,613,200
                                                                             -------------------   --------------------


Stockholders' equity:
           Common stock, $0.01 par value; 15,000,000 authorized shares,
                4,365,124 and 4,291,824 shares, respectively, issued
                3,326,624 and 3,253,324 shares, respectively, outstanding                43,651                 42,918
           Additional paid-in-capital                                                30,013,170             29,496,720
           Accumulated comprehensive income - net unrealized
                investment gains (losses)                                            21,399,005               (188,966)
           Retained deficit                                                         (12,147,103)           (11,647,079)
           Treasury stock, 1,038,500 shares                                          (2,874,032)            (2,874,032)
                                                                             -------------------   --------------------

           Total stockholders' equity                                                36,434,691             14,829,561
                                                                             -------------------   --------------------

           Total liabilities and stockholders' equity                      $         97,009,971  $          62,442,761
                                                                             ===================   ====================


     See accompanying condensed notes to consolidated financial statements


                         POINT WEST CAPITAL CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               For the Three Months Ended March 31, 1999 and 1998






                                                                              Three Months Ended
                                                                                   March 31,
                                                                             1999                    1998
                                                                       -------------------       -------------------



Income:
     Earned discounts on matured policies                       $             60,734  $            316,133
     Interest income                                                         490,992               351,307
     Gain on assets sold                                                           -               138,837
     Gain on sale of securities                                              968,348                     -
     Other                                                                    82,021                63,485
                                                                  -------------------   -------------------
           Total income                                                    1,602,095               869,762

Expenses:
     Interest expense                                                      1,043,033               904,120
     Compensation and benefits                                               347,334               349,559
     Other general and administrative expenses                               586,271               433,257
     Amortization                                                            123,683                62,656
     Depreciation                                                              1,798                   418
                                                                  -------------------   -------------------
           Total expenses                                                  2,102,119             1,750,010
                                                                  -------------------   -------------------

           Loss before net loss in wholly owned
               financing subsidiary charged to
               reserve for equity interest                                  (500,024)             (880,248)

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest                                                -               800,676

                                                                  -------------------   -------------------
           Net loss                                                         (500,024)              (79,572)

Comprehensive income - net unrealized
     investment gains                                                     21,587,971               402,655
                                                                  -------------------   -------------------
Total comprehensive income                                      $         21,087,947  $            323,083
                                                                  ===================   ===================

Basic loss per share                                            $             (0.15)  $             (0.02)
Diluted loss per share                                                        (0.15)                (0.02)

Weighted average number of shares of common stock
     outstanding                                                           3,273,628             3,253,324
Weighted average number of shares of common stock
     and common stock equivalents outstanding                              3,273,628             3,253,324



     See accompanying condensed notes to consolidated financial statements


                         POINT WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998




                                                                                             Three Months Ended
                                                                                                     March 31,
                                                                                        1999                  1998
                                                                                   -------------------   -------------------


Cash flows from operating activities:
    Net loss                                                             $           (500,024) $            (79,572)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                                               125,481                63,074
          Gain on assets sold                                                                -             (138,837)
          Gain on sale of securities                                                 (968,348)                     -
          Earned discounts on policies                                                (60,734)              (316,133)
          Collections on matured life insurance policies                              540,458              1,318,280
          Increase in reserve for loans receivable                                     25,000                      -
          Increase in other assets                                                    (77,354)               (91,696)
          Decrease (increase) in accrued interest expense                             (36,182)                14,535
          Increase (decrease) in accounts payable                                      89,565                (55,021)
          Decrease in accrued compensation payable                                    (81,044)              (143,000)
          Decrease in reserve for equity interest in wholly
                   owned financing subsidiary                                                -              (742,938)
          Increase in non-marketable securities received                             (148,840)                     -
                                                                            -------------------   -------------------
                   Net cash used in operating activities                           (1,092,022)              (171,308)
                                                                            -------------------   -------------------

Cash flows from investing activities:
    Proceeds from sale of other assets                                                       -              187,522
    Purchase of furniture and equipment                                                (2,909)               (1,736)
    Decrease in restricted cash                                                     1,038,897                58,408
    Purchase of investments and non-marketable securities                          (1,500,000)           (2,650,000)
    Sale of investments and non-marketable securities                               1,307,148                     -
    Additions to loans receivable                                                  (6,071,387)           (2,645,550)
    Principal payments on loans receivable                                            298,947                24,173
                                                                            -------------------   -------------------
                   Net cash used in investing activities                           (4,929,304)           (5,027,183)
                                                                            -------------------   -------------------

Cash flows from financing activities:
    Proceeds from revolving certificates                                             6,460,000                     -
    Principal payments on revolving certificates                                       (62,773)                    -
    Increase in financing costs                                                         (6,460)                    -
    Proceeds from options exercised                                                    206,060                     -
                                                                            -------------------   -------------------
                   Net cash provided by financing activities                         6,596,827                     -
                                                                            -------------------   -------------------

                   Net increase (decrease) in cash and cash equivalents                575,501            (5,198,491)

Cash and cash equivalents, beginning of period                                       6,668,126            10,039,560
                                                                            -------------------   -------------------

Cash and cash equivalents, end of period                                 $           7,243,627 $           4,841,069
                                                                            ===================   ===================


Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized gain on securities available for sale                     $          21,587,971 $             402,655
                                                                            ===================   ===================
    Receipt of warrants                                                  $             148,840 $                   -
                                                                            ===================   ===================
Supplemental disclosure of cash flow information:
    Taxes  paid                                                          $               6,966 $               1,930
                                                                            ===================   ===================
    Cash paid for interest                                               $           1,039,857 $             889,584
                                                                            ===================   ===================

     See accompanying condensed notes to consolidated financial statements

                         POINT WEST CAPITAL CORPORATION
                         -------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.        General Description
--        -------------------

         The unaudited consolidated financial statements of Point West Capital Corporation ("Point West") and its consolidated entities (the "Company") as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet as of December 31, 1998 has been derived from the audited consolidated financial statements of the Company. The statements and notes thereto included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K").

         Point West is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Dignity Partners Funding Corp. I ("DPFC"), Fourteen Hill Management, LLC
("Fourteen Hill Management"), Fourteen Hill Capital, L.P. ("Fourteen Hill Capital"), Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding Corp. I ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Point West Securities, LLC ("PWS"). References herein to Fourteen Hill include Fourteen Hill Management and Fourteen Hill Capital. References herein to Allegiance include Allegiance Capital, Allegiance Funding and Allegiance Trust I.

         Until February 1997, the Company provided viatical settlements for terminally ill persons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Subsequently, the Company has become a more broadly-based specialty financial services company. During 1997, the Company expanded its financial services business through the operations of Fourteen Hill, which invests in small businesses and Allegiance, which lends funds to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC. The Company continues to evaluate new business opportunities.

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

2.        Investment Securities
--        ---------------------

          Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses as a separate component of stockholders' equity. Several of the equity securities classified by the Company as available-for-sale are securities traded in the over-the-counter ("OTC") market. Fair market value is estimated by the Company based on the average closing bid of the securities for the last three trading days of the reporting period and is adjusted to reflect management's estimate of liquidity constraints. The Company had no held-to-maturity or trading securities at March 31, 1999 or December 31, 1998. Any realized gains and losses, accrued interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported on an appropriate line item above "Net Income (Loss)" on the Consolidated Statements of Operations and Comprehensive Income.

         The costs and estimated fair value of investment securities (before any minority interest) as of March 31, 1999 and December 31, 1998 are as follows:



                                                 March 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                          Gross                Gross
                                            Cost     Unrealized Gains      Unrealized
                                                                               Losses          Fair Value


 Available-for-sale
           Corporate Bond            $       350,000   $            --     $    (250,000)     $    100,000
           Common Stock                    5,505,029        29,572,739        (1,019,550)       34,058,218
                                     ---------------   ---------------    ---------------    ---------------
      Total available-for-sale       $     5,855,029   $    29,572,739     $  (1,269,550)     $ 34,158,218





                                                 December 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                          Gross            Gross
                                            Cost     Unrealized Gains    Unrealized
                                                                             Losses          Fair Value


 Available-for-sale
           Corporate Bond            $       350,000   $           --     $ (190,000)       $   160,000
           Common Stock                    1,952,000            8,092         (7,058)         1,953,034
                                     ---------------   ---------------    ---------------    ---------------
      Total available-for-sale       $     2,302,000   $        8,092     $ (197,058)        $2,113,034




         Cumulative unrealized gains (losses) on available-for-sale securities (representing differences between estimated fair value and cost) were $28.3 million and ($189,000) at March 31, 1999 and December 31, 1998, respectively. A separate component of stockholders' equity called "Accumulated Comprehensive Income -- Net Unrealized Investment Gains (Losses)" reflects such cumulative gains (losses), net of applicable taxes. For the three months ended March 31, 1999 and 1998, the Company's total comprehensive income includes unrealized investment gains for the respective periods, net of applicable taxes. See Note 10.

3.        Loans Receivable
--        ----------------

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Fourteen Hill. Such loans are reported at amortized cost net of an allowance for loan losses for the Allegiance loans, and interest is accrued as earned.

          Allegiance had eight loans outstanding at March 31, 1999 in the aggregate principal amount of $15.4 million, which bear a weighted-average fixed interest rate per annum of 9.4%. Principal payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, in approximately fifteen years from the initial loan date. Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with Statement of Financial Accounting Standards No. 91 ("SFAS 91"), Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

         In August 1998, Allegiance put in place a structured financing (the "Allegiance Financing") which provides short term financing and may provide long term financing, subject to certain limitations, with respect to loans Allegiance has made in the past and may make in the future. It is anticipated that this transaction will provide interim floating rate financing and ultimately permanent fixed and floating rate financing for loans originated by Allegiance. See Note 6. The availability of permanent financing is conditioned on Allegiance originating at least $30 million of loans by August 31, 1999. At March 31, 1999, Allegiance had $15.4 million of loans outstanding. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the establishment of permanent fixed rate financing. The futures contracts are to protect the margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standards No. 80 ("SFAS 80"), Accounting for Futures Contracts, all such deferred amounts are reflected on the balance sheet as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of March 31, 1999, Allegiance had net realized losses on its hedging activities of $92,000 which increased loans receivable in a like amount. In addition, Allegiance had unrealized net gains from open hedging positions of $3,000 as of March 31, 1999.

         Fourteen Hill had two loans outstanding at March 31, 1999 in the aggregate principal amount of $619,000, one of which was originated in January 1998 and bears interest at a fixed interest rate per annum of 15% and the other of which was originated in September 1998 and bears interest at a fixed interest rate per annum of 14%. Such loans mature, subject to permitted prepayments, approximately 5 years from the initial loan date.

4.        Purchased Life Insurance Policies
--        ---------------------------------

         Purchased life insurance policies consist only of those policies held by DPFC. The Company has discussed potential sales of DPFC policies with the Noteholders. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes (as defined in Note 7), requires the consent of the Company and the Noteholders. However, the Company has not decided whether it will sell such policies and cannot determine whether the Noteholders will consent to a sale or whether such a sale of DPFC policies is feasible. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's equity interest in DPFC. The reserve provided for the write-off of the unrealized residual value associated with DPFC. The losses of DPFC were charged first against the reserve which, during the third quarter of 1998, was fully depleted. Losses associated with DPFC after depletion of the reserve during the third quarter of 1998 have been, and all future losses associated with DPFC will be, reflected in the Company's Consolidated Statement of Operations and Comprehensive Income in the appropriate period. See Note 7.

5.        Non-Marketable Securities
--        -------------------------

         Non-marketable securities include investments in non-marketable equity securities through Point West and Fourteen Hill. At March 31, 1999 the Company had 3 investments in convertible preferred shares carried at an aggregate cost of $2.8 million and 3 investments in warrants carried at an aggregate cost of $360,000. At December 31, 1998 the Company had 4 investments in convertible preferred shares carried at an aggregate cost of $5.3 million and 1 investment in warrants carried at a cost of $98,000. The Company accounts for such non-marketable securities using the cost method. See the Form 10-K.

         During 1998, Fourteen Hill invested $900,000 in convertible preferred shares (convertible into marketable common shares) of an unaffiliated small business entity. During the first quarter of 1999, Fourteen Hill converted approximately 33% of the preferred shares into common shares, which to the extent still held at March 31, 1999, are marketable securities included in the March 31, 1999 table in Note 2. The remaining convertible preferred shares held at March 31, 1999 are reflected as non-marketable securities with a cost of $600,000. If the remaining convertible preferred shares had been converted to common shares at March 31, 1999, the Company would have reflected additional "Accumulated Comprehensive Income--Net Unrealized Investment Gains" and "Comprehensive Income -- Net Unrealized Investment Gains" of $1.6 million, net of applicable taxes. For further information regarding Comprehensive Income see
Note 10.

         The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired.

6.        Revolving Certificates
--        ----------------------

         Pursuant to the Allegiance Financing, a consortium of insurance companies (the "Investors") will provide funding of approximately $26.4 million through August 31, 1999 on a non recourse revolving certificate basis to be used for the purchase or funding of loans originated by Allegiance Capital and transferred to Allegiance Funding. Upon the earlier of the incurrence of $26.4 million of revolving certificates or August 31, 1999, the outstanding revolving certificates will be repaid through the issuance of term certificates with an approximate 15-year maturity. In addition, the Allegiance Financing provides a commitment to provide up to an additional $30 million of funding through August 31, 1999 through 15-year term loans. In the event that term certificates are not issued by August 31, 1999, Allegiance will be required to refinance from other sources any revolving certificates outstanding under the Allegiance Financing.

         The Allegiance Financing contemplates the issuance of various classes of revolving and term certificates through Allegiance Trust I. Revolving certificates receiving ratings were purchased by the Investors, while Allegiance Funding retained an unrated certificate. The revolving certificates were issued in August 1998 in four classes, consisting of Class A-R, Class B-R, Class C-R and Class D-R. The Class D-R certificate is unrated, while the other revolving certificates received ratings from Duff & Phelps Credit Rating Co. ("Duff & Phelps") ranging from A to BB. It is also anticipated that the term certificates, when and if issued, will receive ratings from Duff & Phelps. The Class A-R certificate, rated A, was partially drawn in March 1999 in the principal amount of $6.5 million. Such certificate bears interest at a variable rate based on the one-month LIBOR plus a spread of 2.0%. The Class B-R certificate, rated BBB, was fully drawn in December 1998 in the principal amount of $3.3 million. The Class C-R certificate, rated BB, was fully drawn in November 1998 in the principal amount of $2.1 million. The Class B-R and Class C-R certificates bear interest at a variable rate based on the one-year U.S. Treasury Rate plus a weighted-average spread of 3.9%. Any future borrowings under the revolving certificates will be through increases in the principal amount of the Class A-R certificate. The weighted-average interest rate of the certificates at March 31, 1999 was 8.16%. Allegiance initially retained the unrated Class D-R revolving certificate with a maximum aggregate principal amount of $3,650,000. This certificate represents the right to receive all excess cash flow from Allegiance Trust I. Allegiance also anticipates retaining unrated term certificates following retirement of the revolving certificates. Because of Allegiance's right to redeem the certificates if 15% or less in principal amount of certificates is outstanding, the Allegiance Financing does not qualify for sale treatment under Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and borrowings under the Allegiance Financing are reflected on the Consolidated Balance Sheet.

         In connection with the Allegiance Financing, Allegiance Capital paid a $175,000 commitment fee when funds were initially borrowed. Of such commitment fee, $58,000 will be amortized over the expected life of the revolving certificates (10 months) and $117,000 will be amortized over the expected life of the Allegiance Financing (15 years). This allocation was based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates.

         In connection with the Allegiance Financing, Point West agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. The amount of cash will be a function of several variables including the monthly LIBOR interest rate and the amount of revolving Class A-R certificate outstanding under Allegiance Trust I.

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

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. From 1996 through the third quarter of 1998, losses associated with DPFC were charged against the reserve which was originally established in 1996 for the estimated loss of Point West's equity interest in DPFC. See Note 4. Since the third quarter of 1998, losses associated with DPFC after depletion of the reserve have been reflected in the Company's Consolidated Statement of Operations and Comprehensive Income in the appropriate period. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit reflected. For the first quarter of 1999, the loss associated with DPFC was approximately $1.1 million. At March 31, 1999, DPFC's accumulated deficit was $2.8 million.

         Point West is the servicer of the policies pledged under the Indenture pursuant to which the Securitized Notes were issued (the "Indenture") and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

8.        Debenture
--        ----------

         As of March 31, 1999, Fourteen Hill Capital had issued one debenture in the principal amount of $3 million payable to the Small Business Administration ("SBA") with semi-annual interest only payments at a fixed rate of 5.9% (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. In addition, Fourteen Hill Capital paid to the SBA a $105,000 fee (3.5% of the total borrowings) to borrow such money. The debenture is subject to a prepayment penalty if paid prior to September 1, 2003.

9.        Stockholders' Equity
--        --------------------

         Changes in stockholders' equity during the first three months of 1999 reflected the following:

Stockholders' equity, beginning of period                          $14,829,561
   Common stock -- options exercised                                       733
   Additional paid-in-capital -- options exercised                     516,450
   Accumulated comprehensive incom -- net unrealized
          investment gains                                          21,587,971
   Net loss                                                           (500,024)
                                                                   ------------
Stockholders' equity, end of period                                $36,434,691


10.       Comprehensive Income -- Net Unrealized Investment Gains
--        -------------------------------------------------------

         Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income, requires the reporting of comprehensive income. At March 31, 1999, the Company's total comprehensive income includes net unrealized investment gains, net of applicable taxes of $6.9 million which represents the increase in the Company's investment securities classified as available-for-sale.

         The Company originally reported "Comprehensive Income -- Net Unrealized Investment Gains" of $3.1 million for the first quarter of 1998 in its Form 10-Q for the period ended March 31, 1998. Of the $3.1 million, $2.7 million related to unrealized gains on certain convertible preferred shares originally classified as available-for-sale. In this Form 10-Q, the Company has reported "Comprehensive Income -- Net Unrealized Investment Gains" for the same period of $403,000. The difference in numbers reported is due to a reclassification of those convertible preferred shares from available-for-sale to non-marketable securities, which are carried at cost. See Notes 2 and 5. In both periods, such securities were convertible into marketable securities but nonetheless should have been reflected at March 31, 1998 as non-marketable securities under GAAP and carried at cost with corresponding footnote disclosure regarding any significant appreciation or decline in value. During the first quarter of 1999, a portion of such securities was converted into common shares and classified as available-for-sale. See Note 5.

11.       Earnings per Share
--        ------------------

         Statement of Financial Accounting Standards No.128 ("SFAS 128"), Earnings per Share, requires earnings per share ("EPS") to be reported as two separate calculations: Basic EPS, similar to the previous primary EPS excluding stock equivalents; and, Diluted EPS, similar to the previous fully diluted EPS. Diluted EPS for the three months ended March 31, 1999 and 1998 do not include any common stock equivalents due to their anti-dilutive effect

12.       Litigation
--        ----------

          On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. Plaintiffs have appealed this dismissal to the United States Circuit Court for the Ninth Circuit. On November 13, 1998, the Court granted plaintiff's motion for class certification. On March 11, 1999, defendants filed a motion for summary judgement which is scheduled to be heard in May 1999. The case is currently in discovery. A trial date has been set for October 1999. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

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

13.       Segment Reporting
--        -----------------

         Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chairman of the Board, President and Chief Financial Officer of Point West.

        The  Company's   reportable   operating   segments   include   Viatical
Settlements, Fourteen Hill and Allegiance. The Other Segment includes Point West and PWS. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Form 10-K. The following table represents the Company's results from segments for March 31, 1999 and 1998.

                                                        March 31, 1999
                     -----------------------------------------------------------------------------------------

                               Viatical          Fourteen
                           Settlements (1)         Hill            Allegiance          Other             Total
                           ---------------         -----           ----------          -----             -----



Interest income......     $       27,603    $      187,400       $  221,422       $   54,567         $    490,992
Other revenue........             69,589           650,898               --          390,616            1,111,103
Interest expense......           883,275            51,337          108,421               --            1,043,033
Depreciation &
  Amortization.......             58,720             7,500           57,463            1,798              125,481
Contributed  income
(loss) (2)..............       (997,127)           779,389         (103,632)        (178,654)            (500,024)
Comprehensive
  income...............              --         21,647,971               --          (60,000)          21,587,971
Segment assets......         39,968,455         37,225,397       17,571,849        6,244,270           97,009,971



                                                        March 31, 1998
                     -----------------------------------------------------------------------------------------


                               Viatical          Fourteen
                           Settlements (1)         Hill            Allegiance          Other             Total
                           ---------------         -----           ----------          -----             -----



Interest income......     $      52,389    $       43,892       $  140,430       $  114,596           $  351,307
Other revenue........           515,004                --            3,451               --              518,455
Interest expense......          904,120                --               --               --              904,120
Depreciation &
  Amortization.......            58,720             2,508            1,428              418               63,074
Contributed  income
(loss) (2)..............        203,837            35,872          101,955         (421,236)             (79,572)
Comprehensive
  income...............              --           402,655               --               --              402,655
Segment assets......         40,561,766        10,868,158        6,068,671        7,545,796           65,044,391


--
(1) The  viatical   settlements   segment  includes  results  of  operations  in
    connection  with  viatical  settlements  for DPFC,  and Point West

(2) Corporate overhead is not generally allocated between segments and is included in the other segment.



         A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                    March 31, 1999            March 31, 1998
         Income
         ------
         Interest income            $     490,992             $     351,307
         Other revenue                  1,111,103                   518,455
                                    -------------             --------------
         Total income               $  1,602,095              $     869,762

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       ------------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 1999, and of the results of operations for the Company for the three months ended March 31, 1999 and 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the inception of two new businesses in the second half of 1997 which generated substantially more activity in the first quarter of 1999 compared to the first quarter of 1998) the Company's results of operations and cash flows for the three months ended March 31, 1999 are not comparable to those for the three months ended March 31, 1998.

Overview
--------

         The Company is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Fourteen Hill, Allegiance and PWS. See the Form 10-K and Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. See the Form 10-K for further information regarding the Company's former principal business activity. Subsequently, the Company has become a more broadly-based specialty financial services company. During 1997, the Company expanded its financial services business through the operations of Fourteen Hill, which invests in small businesses and Allegiance, which lends funds to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC.

         Information regarding the revenues, contributed income (loss) and identifiable assets for each of the Company's business segments is contained in
Note 13 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         The Company continues to evaluate other business opportunities. Fourteen Hill, Allegiance and PWS, whose business activities are described below, may or may not be indicative of the types of business opportunities the Company will continue to pursue. No assurance can be given that the Company will be successful in becoming a broad-based specialty financial services company or that any such enterprise will be successful. The Company is seeking advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses. See "Considerations Under the Investment Company Act of 1940."

Results of Operations for the Company
-------------------------------------

  Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
  --------------------------------------------------------------------------
  1998
  ----

         Total Income. Total income increased 83.9% to $1.6 million in the first quarter of 1999 from $870,000 in the first quarter of 1998 due to $651,000 of gains on sales of securities recognized by Fourteen Hill, $317,000 of gains on sales of securities recognized by Point West in connection with its hedging activities of internet related stocks and $140,000 increase in interest income. See "Item 3 -- Quantitative and Qualitative Disclosure About Market Risk." Offsetting this increase was a $255,000 decrease in earned discounts on matured policies. The 1998 period also included a $139,000 gain on assets sold.

         Total Expenses. Total expenses increased 16.7% to $2.1 million in the first quarter of 1999 from $1.8 million in the first quarter of 1998 due primarily to a $139,000 increase in interest expense related to borrowings by Allegiance and Fourteen Hill in the second half of 1998. In addition, total expenses reflect a $110,000 increase from the prior period in other general and administrative expenses due primarily to legal expenses incurred in connection with the federal class action and state alleged class action lawsuits filed against Point West and its officers and directors. See "Results of Operations by Segment -- Other -- Other General and Administrative Expenses."

         Net Loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. The DPFC net loss of $801,000 recorded in the first quarter of 1998 was included in the Company's loss before net loss in wholly owned financing subsidiary charged to reserve for equity interest. Prior to the depletion of the reserve during the third quarter of 1998, losses were charged against the reserve for equity interest in wholly owned financing subsidiary. After the reserve was fully depleted during the third quarter of 1998, DPFC's losses have been reflected in the Company's Consolidated Statement of Operations and Comprehensive Income. All additional losses of DPFC will be reflected in the Company's Consolidated Statement of Operations and Comprehensive Income for the periods in which such losses occur. See the Form 10-K for additional information.

         Comprehensive Income -- Net Unrealized Investment Gains. Comprehensive income -- net unrealized investment gains reported herein increased to $21.6 million in the first quarter of 1999 from $403,000 in the first quarter of 1998, primarily as a result of one of Fourteen Hill's investments, FlashNet Communications, Inc. ("FlashNet"), completing an initial public offering. The Company originally reported "Comprehensive Income -- Net Unrealized Investment Gains" of $3.1 million for the first quarter of 1998 in its Form 10-Q for the period ended March 31, 1998. Of the $3.1 million, $2.7 million related to unrealized gains on certain convertible preferred shares originally classified as available-for-sale. In this Form 10-Q, the Company has reported "Comprehensive Income -- Net Unrealized Investment Gains" for the same period of $403,000. The difference in numbers reported is due to a reclassification of those convertible preferred shares from available-for-sale to non-marketable securities, which are carried at cost. In both periods, such securities were convertible into marketable securities but nonetheless should have been reflected at March 31, 1998 as non-marketable securities under GAAP and carried at cost with corresponding footnote disclosure regarding any significant appreciation or decline in value. During the first quarter of 1999, a portion of such securities was converted into common shares and classified as available-for-sale. See "Results of Operations by Segment -- Fourteen Hill" and Notes 5 and 10 of the Condensed Notes to Consolidated Financial Statements.

Results of Operations by Segment
--------------------------------

     Viatical Settlements
     --------------------

         The viatical settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West.

         Method of Accounting for Viatical Settlements

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996. This reserve is reevaluated quarterly. The reserve for loss on sale of assets was $167,000 as of March 31, 1999 and December 31,

1998. In 1996, the Company also established a reserve for loss of Point West's equity interest in DPFC. By the end of the third quarter of 1998, the equity reserve was fully depleted. See "Certain Accounting Implications for DPFC." During both 1998 and 1999, the Company recognized income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies.

         Certain Accounting Implications for DPFC

         Although the Securitized Notes have a stated maturity of March 10, 2005, the Securitized Notes were originally expected to be repaid by the fourth quarter of 1997. However, at March 31, 1999, $38.5 million remained outstanding under the Securitized Notes. As a result of the substantially delayed collection of DPFC policies, DPFC had a deficit of $2.8 million at March 31, 1999.

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

         In the first quarter of 1999, the total loss realized by DPFC was $1.1 million, which was reflected in the Company's Consolidated Statement of Operations and Comprehensive Income. The loss for the first quarter of 1999 decreased basic EPS by $0.34. The average historical quarterly losses in DPFC have been approximately $1.1 million per quarter over the past four quarters. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit of DPFC.

         The Securitized Notes represent the obligations solely of DPFC. Point West did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Earned Discounts. Earned discounts on matured polices decreased 80.7% to $61,000 in the first quarter of 1999 from $316,000 in the first quarter of 1998. The decrease is due primarily to fewer deaths of insureds and secondarily to a decrease in the size of the Company's portfolio of life insurance policies. During the first quarter of 1999, earned discounts on matured policies were recognized on 12 policies with a face value of $834,000, compared to 24 policies with a face value of $1.7 million in the first quarter of 1998. See "Method of Accounting for Viatical Settlements." As of March 31, 1999, the Company held 494 policies with an aggregate carrying value of $33.2 million and an aggregate face value of $38.8 million. Virtually all of the policies are pledged as security for the Securitized Notes.

          Interest Income. Interest income declined to $28,000 in the first quarter of 1999 from $52,000 in the first quarter of 1998, as a result of lower cash balances attributable to DPFC. DPFC's cash balances are affected by the amount and timing of any policy collections and by the amount and timing of expenses

(such as interest, trustee fees, premium costs and servicing fees) related to its portfolio. The cash generated by DPFC is restricted under the Indenture.

         Gain on Assets Sold. The Company did not collect any proceeds on policies sold during the first quarter of 1999. In the first quarter of 1998, the Company collected the sale proceeds on 4 policies and recorded a gain on assets sold of $139,000. The realized gain was calculated based on the difference between the sale proceeds and the carrying value after giving effect to the provision for loss on sale of assets.

         Other Income. Components of other income include collections on policies of dividends, interest and paid-up cash values, increases in face value of matured policies and refunds of premiums on matured policies. Other income declined to $9,000 in the first quarter of 1999 from $60,000 in the first quarter of 1998 due to the decrease in the number of matured policies.

         Interest Expense. Interest expense decreased 2.3% to $883,000 in the first quarter of 1999 from $904,000 in the first quarter of 1998 as a result of modest principal repayments under the Securitized Notes. Average borrowings under the Securitized Notes were $38.5 million in the first quarter of 1999 compared to $38.8 million in the first quarter of 1998.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 24.4% to $152,000 in the first quarter of 1999 from $201,000 in the first quarter of 1998. This decrease was due primarily to a $43,000 write-off of a life insurance policy recorded in the first quarter of 1998. In addition, other general and administrative expenses decreased as a result of a decrease in life insurance policy premium costs. Although premium costs decreased as a result of the decrease in size of the Company's portfolio, the Company believes that if the life insurance policies continue to mature slowly, life insurance premium costs are likely to increase in future periods. See "Certain Accounting Implications for DPFC."

     Fourteen Hill
     -------------

         Method of Accounting for Loans and Debt and Equity Securities

         SFAS 115 requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses as a separate component of stockholders' equity. The Company had no held-to-maturity or trading securities at March 31, 1999 or December 31, 1998. The Company uses the cost method to account for non-marketable securities. The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. For further information regarding accounting for securities classified as available-for-sale, see "Results of Operations for the Company -- Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998 -- Comprehensive Income -- Net Unrealized Investment Gains" and notes 2 and 10 to the Condensed Notes to Consolidated Financial Statements. Any realized gains and losses, accrued interest and dividends and unrealized losses judged to be other-than-temporary are reported on an appropriate line item above "Net Income
(Loss)" on the Consolidated Statements of Operations and Comprehensive Income. See Note 2 of the Condensed Notes to Consolidated Financial Statements.

         Beginning in 1999, because of the volatility of internet and internet related stocks, Point West shorted stocks of certain competitors of FlashNet so as to partially hedge its holdings in FlashNet. However, under GAAP such hedging activities do not constitute hedges under SFAS 80. Therefore, such hedging activities are reflected in the Company's Consolidated Statement of Operations and Comprehensive Income. At March 31, 1999 no such hedges were in place. The Company recognized a

$317,000 gain in connection with such hedging activities during the first quarter of 1999. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         The Company accounts for loans by accruing interest on outstanding balances. At March 31, 1999 and December 31, 1998, the Company evaluated each of Fourteen Hill's outstanding loans and determined that an allowance for loan losses was not necessary. As Fourteen Hill's loan portfolio grows or upon subsequent evaluation, allowances for loan losses will be added to the extent considered necessary. See Note 3 of the Condensed Notes to Consolidated Financial Statements.

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Interest Income. Interest income increased $143,000 to $187,000 in the first quarter of 1999 from $44,000 in the first quarter of 1998. This increase was due to $149,000 of interest income recognized as a result of a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Fourteen Hill's loans.

          Gain on Sales of Securities. Fourteen Hill recognized a net gain of $651,000 in the first quarter of 1999 in connection with the sale a portion of two of its investments. See Note 5 to the Condensed Notes to Consolidated Financial Statements.

         Interest Expense. Interest expense was $51,000 in the first quarter of 1999 due to the interest on funds borrowed in July 1998. The interest rate (including a 1% annual fee) is 6.9%. Prior to July 1998, Fourteen Hill had no debt.

         Amortization. Amortization costs increased $5,000 to $8,000 in the first quarter of 1999 from $3,000 in the first quarter of 1998 because of the financing costs associated with the borrowed funds.

     Allegiance
     ----------

         Method of Accounting for Loans and Debt and Equity Securities

         The Company accounts for loans advanced by Allegiance by accruing interest on outstanding balances. At March 31, 1999 and December 31, 1998 the allowance for loan losses was $75,000 and $50,000, respectively. The allowance for loan losses is estimated by management based on a review of the loans and factors which in management's judgement deserve recognition under current economic conditions. Management believes that the allowance for loan losses is adequate. Although management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At March 31, 1999, no loans were delinquent and no loans were placed on non-accrual status.

         Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with SFAS 91.

         The Allegiance Financing provides for short term floating rate debt that is expected to become long term fixed rate debt. The interest rate at which Allegiance anticipates issuing long term certificates will be set in the future provided that approximately $30 million of loans have been originated. Because of a provision allowing Allegiance to redeem outstanding certificates when 15% of the original principal balance remains outstanding, the Allegiance Financing does not qualify for sale treatment under SFAS 125. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and borrowings under the Allegiance Financing are reflected on the Consolidated Balance Sheet. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of term certificates. The futures contracts are to protect the margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to SFAS 80 all such deferred amounts are reflected on the balance sheet as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of March 31, 1999, Allegiance had net realized losses on its hedging activities of $92,000 which increased loans receivable in a like amount. In addition, Allegiance had unrealized net gains from open hedging positions of $3,000 as of March 31, 1999. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Interest Income. Interest income increased 57.9% to $221,000 in the first quarter of 1999 from $140,000 in the first quarter of 1998. This increase was due to increased loans made by Allegiance. Allegiance had eight loans outstanding in the aggregate amount of $15.4 million at March 31, 1999 as compared to two loans outstanding in the amount of $5.9 million at March 31, 1998. The weighted-average interest rate on the loans outstanding during the first quarter of 1999 was 9.3% compared to 9.5% during the first quarter of 1998.

         Interest Expense. Interest expense for Allegiance was $108,000 in the first quarter of 1999 as a result of the interest paid under the Allegiance Financing. During the first quarter of 1999, the weighted-average interest rate under the Allegiance Financing was 8.16%. Prior to November 1998, Allegiance had no debt.

         Compensation and Benefits. Compensation and benefits increased to $55,000 in the first quarter of 1999 from $37,000 in the first quarter of 1998. This increase resulted from the hiring of one new employee in March 1999 and two part-time employees in January 1999 to support Allegiance's lending activities.

         Other General and Administrative Expenses. Other general and administrative expenses increased to $99,000 in the first quarter of 1999 from $50,000 in the first quarter of 1998 due primarily to a $25,000 increase in allowance for loan losses recorded in the first quarter of 1999. In addition, the increase was due to an increase in Allegiance's activities.

         Amortization. Amortization costs increased $56,000 to $57,000 in the first quarter of 1999 from $1,000 in the first quarter 1998. Such costs increased due to the financing costs associated with the Allegiance Financing.

     Other
     -----

         The other segment includes operating results for Point West and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the other segment and has not been allocated. Activities for PWS were immaterial in the first quarter of 1998.

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

          Interest Income. Interest income declined to $55,000 in the first quarter of 1999 from $115,000 in the first quarter of 1998. This decrease is due to lower cash balances.

          Gain on Sales of Securities. Point West recognized a $317,000 gain in the first quarter of 1999 in connection with shorting internet related stocks. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         Other Income. Other income was $73,000 in the first quarter of 1999. Such amount included a $66,000 placement fee received by PWS in connection with an investment made by co-investors of Fourteen Hill Capital in an unaffiliated small business entity and $7,000 in trading commissions generated by PWS.

         Compensation and Benefits. Compensation and benefits decreased 6.7% to $292,000 in the first quarter of 1999 from $313,000 in the first quarter of 1998. This decrease resulted primarily from a reduction in staff related to activities other than Allegiance.

          Other General and Administrative Expenses. Other general and administrative expenses increased 48.0% to $330,000 in the first quarter of 1999 from $223,000 in the first quarter of 1998. This increase was due primarily to an increase in legal expenses in the first quarter of 1999 in the amount of $110,000 incurred in connection with the federal and state alleged class action lawsuits filed against Point West and its officers and directors. See Note 12 of the Condensed Notes to Consolidated Financial Statements. Point West expects legal expenses to increase substantially in 1999 relative to 1998 since the case is currently in discovery and the trial date is set for October 1999.

         The Company's current lease expires in May 1999. The Company is in the process of negotiating a renewal of the lease on its current space. The
Company's monthly rent is likely to increase from $5,240 per month to approximately $16,000 per month.

Liquidity and Capital Resources
-------------------------------

     Point West and PWS

         At present, neither Point West nor PWS has an external funding source from which to fund its working capital and general corporate needs. During the first quarter of 1999, the Company supported the operations of Point West, PWS and Fourteen Hill primarily from cash balances. In prior periods, the Company generated cash primarily from sales proceeds of life insurance policies and investment securities. The Company invested the cash in the growth of its businesses. At March 31, 1999, the Company's cash and cash equivalents were $7.2 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Fourteen Hill, Allegiance and PWS and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940." There can be no assurance that Point West or PWS will be successful in obtaining external financing on satisfactory terms assuming the Company determines additional funds are needed. Point West at present anticipates having sufficient liquidity to meet its working capital and operational needs through 1999, using current cash and cash equivalents.

     DPFC

         DPFC does not have operations. Point West, as servicer, incurs administrative costs associated with the Securitized Notes. Point West is reimbursed for these costs subject to priority provisions contained in the Indenture. As of March 31, 1999, the outstanding principal amount of the Securitized Notes was $38.5 million. As of the same date, DPFC had restricted cash of $1.9 million, which cannot be accessed by Point West except for reimbursement of costs incurred in connection with its activities as servicer under the Indenture. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require Point West to expend cash or obtain financing to satisfy such principal and interest obligations.

     Fourteen Hill

         Fourteen Hill's activities have generally been supported by capital investments by Point West. During 1997, Point West contributed $2.5 million to Fourteen Hill. During 1998, Point West contributed an additional $2.5 million to Fourteen Hill. During the first quarter of 1999, Point West has contributed an additional $800,000 to Fourteen Hill.

         Fourteen Hill Capital has an SBA debenture license and, therefore, may be permitted to borrow up to $7.5 million from the SBA. Any borrowings bear interest at the rate for ten year debentures issued by SBIC's and funded through public sales of certificates bearing the SBA's guarantee ("Debenture Rate"). Interest is payable semi-annually. In addition, there is a leverage fee of 3% and a fee of 1% per annum on the outstanding amount of debt. Among other requirements, an SBIC with an SBIC debenture license must maintain proper diversification of its portfolio. This requirement generally means that in order to borrow funds from the SBA, no single investment may exceed 20% of the SBIC's regulatory capital plus its net unrealized investment gains. The net unrealized investment gains may be used in this calculation only if the SBIC has positive retained earnings. Additionally, the portfolio must consist of a proper mix of debt and equity investments. In July 1998, Fourteen Hill Capital borrowed $3 million from the SBA.

         Fourteen Hill may not have sufficient liquidity, at least in the short term, to grow its business. In addition, because of substantial appreciation in investments, the Company may be required to restrict Fourteen Hill's growth in order to avoid registration under the Investment Company Act of 1940 at some time in the future. See "Considerations Under the Investment Company Act of 1940."

     Allegiance

         As of March 31, 1999, Point West has made the only capital contribution to Allegiance Capital in the aggregate amount of $5.7 million.

         On August 19, 1998, Allegiance put in place the Allegiance Financing which may provide up to $56.4 million solely to support any lending activities of Allegiance. The Allegiance Financing provides interim floating rate financing through August 31, 1999. The Company anticipates that the Allegiance Financing will ultimately provide 15 year fixed and floating rate financing for loans originated by Allegiance. However, if Allegiance does not originate $30 million in loans by August 31, 1999, permanent financing will not be available under the Allegiance Financing and Allegiance would be responsible for finding an alternative financing source to repay the interim financing. As of March 31, 1999, Allegiance had borrowed $11.8 million under the Allegiance Financing. The Company expects Allegiance to originate $30 million in loans by August 1999.

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

         Although the Company believes that it did not exceed the Percentage Tests at March 31, 1999, it is possible that it may exceed the Percentage Tests in the near future as a result of the following:

            * Allegiance has not grown its commercial lending business as quickly as the Company had expected;

            * The Company has been unable to commence or acquire other complementary financial services businesses as rapidly as it had hoped;

            * The success of Fourteen Hill, which holds a number of investment securities, has exceeded expectations; and

            * The success of other investments by the Company exceeding expectations.

         The bulk of investment securities held by the Company have been acquired since January 1998. The aggregate value of these investments has increased substantially since the purchase dates. In particular, Fourteen Hill holds 1,120,266 shares of FlashNet common stock that was acquired for $2 million. FlashNet consummated an initial public offering in March 1999. FlashNet priced at $17 per share, but has traded between $30 and $51.

         In any event, the Company does not believe that it should be deemed to be an investment company because it is not engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act and the rules of the SEC promulgated thereunder and does not hold itself out as an investment company.

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

Growth of New Operating Businesses

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

Continuing the Growth of Allegiance

         The Company will use all reasonable efforts to grow the commercial lending business of Allegiance. However, the growth of Allegiance is dependent on the market's acceptance of the product offerings and services of Allegiance, Allegiance's continued ability to raise financing for its activities,
Allegiance's ability to find suitable creditworthy borrowers and competitive pressures in the lending industry. As previously discussed, Allegiance does not have an external funding source beyond August 31, 1999. In addition, Allegiance may need to find financing to repay its existing external interim funding source.

Disposing of Investment Securities/Limiting Growth of Fourteen Hill

         The Company may determine that it must dispose of investment securities to avoid being deemed to be an investment company. The dispositions may occur at times and on terms that would not maximize the value of these investments. In addition, the dispositions may result in disadvantageous tax consequences. The Company intends to use any proceeds of any sale to reduce debt and support its working capital. Pending final use, proceeds of any sale will be invested in U.S government securities.

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

         The Company expects to spend approximately $25,000 to $50,000 in the aggregate to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond ("Year 2000 Compliant"). During 1998, the Company made an assessment of Year 2000 Compliant issues and determined that it needed to modify or replace certain third party computer hardware and software. As the Company has implemented solutions to the Year 2000 Compliant issues, in some circumstances it has determined that replacing existing systems, hardware, or equipment may be more efficient and also provide additional functionality. The Company has completed the majority of such modifications and replacements. Through March 31, 1999, the Company had incurred Year 2000 Compliant costs of approximately $26,000, of which $19,000 has been capitalized. The Company does not believe the amounts expected to be expensed over the next year will have a material effect on its financial position or results of operations. However, there can be no assurance that actual costs (i) will not materially exceed expected costs and (ii) will not have a material adverse effect on the Company's financial condition and results of operation. The Company is currently assessing its electronic office equipment such as the phone system, copiers, fax machines, printers, and the like to determine if such equipment is date sensitive and will require upgrades. The Company is also assessing the readiness of its business-critical spreadsheets and customized databases and plans to make modifications of those systems as necessary. During the remainder of 1999, the Company will test and make any system refinements that may be needed.

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

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (i) the ability of Allegiance to avail itself of the benefits of the Allegiance Financing beyond August 1999, (ii) sufficiency of the Company's liquidity and capital resources (See "Liquidity and Capital Resources"), (iii) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (See "Considerations Under the Investment Company Act of 1940"), (iv) expected expenses in connection with the federal and state alleged class action lawsuits filed against the Company and its officers and directors, (v) expected future life insurance policy premium costs and (vi) expected expenses to make the Company's computer operations Year 2000 Compliant and expectations regarding the Year 2000 Compliance of the Company, third-parties on which the Company is dependent and the efficacy of contingency plans related thereto. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) Allegiance's ability to originate a sufficient number and amount of loans, (ii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (iii) availability and cost of capital, (iv) the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Considerations Under the Investment Company Act of 1940," (v) the outcome of the federal and state alleged class action lawsuits filed against the Company and its officers and directors, (vi) the maturity rate of DPFC's portfolio of life insurance policies and (vii) the ability of the Company's suppliers and vendors to become Year 2000 Compliant.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

         Beginning in 1999, because of the volatility of internet and internet related stocks, Point West shorted stocks of certain competitors of FlashNet so as to partially hedge its holdings in FlashNet. At March 31, 1999 no such hedges were in place. The Company recognized a $317,000 gain in connection with such hedging activities during the first quarter of 1999.

         Allegiance's variable rate debt consist of trust certificates totaling $6.5 million which bear interest based on the one-month LIBOR plus a spread of 2.0% and $5.3 million which bear interest based on the one-year U.S. Treasury Rate plus a weighted average spread of 3.9%. See Note 6 of the Condensed Notes to Consolidated Financial Statements.

         The table below represents principal cash flows and weighted average interest rates for the Allegiance loans outstanding at March 31, 1999:


                                 1999          2000           2001           2002          2003        Thereafter
                                 ----          ----           ----           ----          ----        ----------



Fixed rate loans (1)         $  247,356    $   394,203    $  432,784     $  475,148    $  521,666    $13,368,363
Average interest rates          9.4%           9.4%          9.4%           9.4%          9.4%           9.4%

--


(1) The Company hedges its interest rate exposure related to the loans made by Allegiance because the interest rate at which Allegiance anticipates issuing term certificates will be set in the future at some point before August 31, 1999, provided that approximately $30 million of loans have been originated. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the issuance of term certificates. The Company sold 10-year Treasury Notes to hedge such interest rate risk.


          In connection with the Allegiance Financing, Point West agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. The amount of cash will be a function of several variables including the monthly LIBOR interest rate and the amount of revolving Class A-R certificate outstanding under Allegiance Trust I.

PART II.  OTHER INFORMATION
--------  -----------------

Item 1. Legal Proceedings
-------------------------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's directors. Plaintiffs have appealed this dismissal to the United States Circuit Court for the Ninth Circuit. On November 13, 1998, the Court granted plaintiff's motion for class certification. On March 11, 1999, defendants filed a motion for summary judgement which is scheduled to be heard in May 1999. The case is currently in discovery. A trial date has been set for October 1999. The Company and each of the remaining defendants intend to continue to defend the action vigorously.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  Number           Description
                  ----------       ------------

                  27            Financial Data Schedule

                  99.1      Press Release for Fourteen Hill Capital, L.P.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

                  Date               Item Reported    Matter Reported

                  January 11, 1999        5           The Company issued a press
                                                      release regarding the
                                                      formation  of  Point  West
                                                      Securities.

                  March 5, 1999           5           The Company issued a press
                                                      release regarding its
                                                      results of  operations for
                                                      1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                              POINT WEST CAPITAL CORPORATION



DATED:  April 13, 1999                        /s/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




DATED:  April 13, 1999                        /s/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)