Form 10-Q
period 1999-06-30
POINT WEST CAPITAL CORP
filed 1999-08-16
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 --------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 6, 1999, there were 3,350,624 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------

                                      INDEX
                                      -----

Part I                                                                Page #
------                                                                 ------
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
            June 30, 1999 and December 31, 1998                          1

          Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the Three and
            Six Months Ended June 30, 1999 and 1998                      2

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998                      3

          Condensed Notes to Consolidated Financial Statements          4-14

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        15-28

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                            28


Part II
-------

Item 1.   Legal Proceedings                                              30

Item 4.   Submission of Matters to a Vote of Security Holders            31

Item 6.   Exhibits and Reports on Form 8-K                               31

Signatures                                                               32

                                 (i)

                         POINT WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998




                                                                                  June 30,            December 31,
                                 ASSETS                                             1999                  1998
                                                                             -------------------   --------------------



Cash and cash equivalents                                                  $         10,236,549  $           6,668,126
Restricted cash                                                                       2,264,707              3,153,513
Investment securities-- available-for-sale                                           25,335,422              2,113,034
Matured policies receivable                                                             279,915                 12,000
Loans receivable, net of unearned income of $321,646 and
           $117,709, respectively, and net of an allowance for
           loan losses of $95,000 and $50,000, respectively                          19,075,250             10,187,590
Purchased life insurance policies                                                    32,560,408             33,893,017
Non-marketable securities                                                             3,074,168              5,396,607
Deferred financing costs, net of accumulated amortization
           of $1,159,819 and $907,848, respectively                                     568,614                810,545
Furniture and equipment, net of accumulated depreciation of
           $8,145 and $4,469, respectively                                               24,597                 25,365
Other assets                                                                          2,482,665                182,964
                                                                             -------------------   --------------------

           Total assets                                                    $         95,902,295  $          62,442,761
                                                                             ===================   ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense                                                   $            289,261  $             263,805
Accounts payable                                                                        352,655                192,436
Accrued compensation payable                                                            177,344                222,000
Accrued litigation settlement                                                         3,150,000                     --
Revolving certificates                                                               15,300,794              5,400,045
Long term notes payable                                                              38,528,914             38,528,914
Debentures                                                                            3,000,000              3,000,000
Deferred income taxes                                                                 3,263,992                  6,000
                                                                             -------------------   --------------------

           Total liabilities                                                         64,062,960             47,613,200
                                                                             -------------------   --------------------

Stockholders' equity:
           Common  stock,  $0.01  par  value;   15,000,000   authorized
                shares, 4,389,124 and 4,291,824 shares, respectively,
                issued, 3,350,624 and 3,253,324 shares, respectively,
                outstanding                                                              43,891                 42,918
           Additional paid-in-capital                                                30,086,709             29,496,720
           Accumulated comprehensive income-- net unrealized
                investment gains (losses)                                            14,972,174              (188,966)
           Retained deficit                                                        (10,389,407)           (11,647,079)
           Treasury stock, 1,038,500 shares                                         (2,874,032)            (2,874,032)
                                                                             -------------------   --------------------

          Total stockholders' equity                                                31,839,335             14,829,561
                                                                             -------------------   --------------------

           Total liabilities and stockholders' equity                      $         95,902,295  $          62,442,761
                                                                             ===================   ====================



     See accompanying condensed notes to consolidated financial statements.


                         POINT WEST CAPITAL CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
            For the Three and Six Months Ended June 30, 1999 and 1998





                                                                 Three Months Ended                       Six Months Ended
                                                                       June 30,                               June 30,
                                                               1999              1998                 1999               1998
                                                         -----------------  ----------------    -----------------  -----------------

Income:
     Earned discounts on matured policies              $           50,267 $          49,519   $          111,001 $          365,652
     Interest income                                              579,479           347,848            1,070,471            699,155
     Gain on assets sold                                            7,751            11,689                7,751            150,526
     Gain on sale of securities                                 4,791,871                --            5,760,219                 --
     Other                                                        228,568           105,403              310,589            168,888
                                                         -----------------  ----------------    -----------------  -----------------
          Total income                                          5,657,936           514,459            7,260,031          1,384,221

Expenses:
     Interest expense                                           1,164,114           867,922            2,207,147          1,772,042
     Compensation and benefits                                    436,446           345,779              783,780            695,338
     Other general and administrative expenses                  1,634,514           414,562            2,220,785            847,819
     Amortization                                                 128,288            62,656              251,971            125,312
     Depreciation                                                   1,878               785                3,676              1,203
     Loss on non-marketable securities                            535,000                --              535,000                 --
                                                         -----------------  ----------------    -----------------  -----------------
          Total expenses                                        3,900,240         1,691,704            6,002,359          3,441,714
                                                         -----------------  ----------------    -----------------  -----------------

          Gain (loss) before net loss in wholly owned
              financing subsidiary charged to
              reserve for equity interest                       1,757,696       (1,177,245)            1,257,672        (2,057,493)

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest                                    --         1,092,037                   --          1,892,713


                                                         -----------------  ----------------    -----------------  -----------------
          Net income (loss)                                     1,757,696          (85,208)            1,257,672          (164,780)


Comprehensive income -- net unrealized
     investment gains (losses)                                (6,426,831)         (483,307)           15,161,140           (80,652)
                                                        -----------------  ----------------    -----------------  -----------------
Total comprehensive income (loss)                      $      (4,669,135) $       (568,515)   $       16,418,812 $        (245,432)
                                                         =================  ================    =================  =================

Basic earnings (loss) per share                        $             0.53            (0.03)   $             0.38 $           (0.05)
Diluted earnings (loss) per share                                    0.48            (0.03)                 0.34             (0.05)

Weighted average number of shares of common stock
     outstanding                                                3,341,635         3,253,324            3,307,820          3,253,324
Weighted average number of shares of common stock
     and common stock equivalents outstanding                   3,657,996         3,253,324            3,680,091          3,253,324

     See accompanying condensed notes to consolidated financial statements.

                                         POINT WEST CAPITAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Six Months Ended June 30, 1999 and 1998




                                                                                   Six Months Ended
                                                                                       June 30,
                                                                             1999                 1998
                                                                       ------------------   ------------------


Cash flows from operating activities:
    Net income (loss)                                                $         1,257,672 $          (164,780)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Depreciation and amortization                                           255,647              126,515
         Gain on assets sold                                                     (7,751)            (150,526)
         Gain on sale of securities                                          (5,760,219)                   --
         Earned discounts on policies                                          (111,001)            (365,652)
         Collections on matured life insurance policies                        1,175,341            2,275,514
         Increase in reserve for loans receivable                                 45,000                   --
         Increase in other assets                                            (2,319,072)            (136,637)
         Increase (decrease) in accrued interest expense                          25,456              (4,711)
         Increase (decrease) in accounts payable                                 160,219             (37,771)
         Decrease in accrued compensation payable                               (44,656)             (93,000)
         Decrease in reserve for equity interest in wholly
                  owned financing subsidiary                                          --          (1,775,769)
         Increase in non-marketable securities received                        (242,164)                   --
         Loss on non-marketable securities                                       535,000                   --
         Loss on loan                                                            140,000                   --
         Increase in accrued litigation settlement                             3,150,000                   --
                                                                       ------------------   ------------------
                  Net cash used in operating activities                      (1,740,528)            (326,817)
                                                                       ------------------   ------------------

Cash flows from investing activities:
    Proceeds from sale of other assets                                            27,126              205,696
    Purchase of furniture and equipment                                          (2,909)             (11,883)
    Decrease in restricted cash                                                  888,806               56,566
    Purchase of investments and non-marketable securities                    (3,812,227)          (4,723,670)
    Sale of investments and non-marketable securities                          7,137,420                   --
    Additions to loans receivable                                            (9,450,703)          (2,617,234)
    Principal payments on loans receivable                                       378,043               57,042
                                                                       ------------------   ------------------
                  Net cash used in investing activities                      (4,834,444)          (7,033,483)
                                                                       ------------------   ------------------

Cash flows from financing activities:
    Principal payments on long term notes payable                                     --            (275,193)
    Proceeds from revolving certificates                                      10,040,000                   --
    Principal payments on revolving certificates                               (139,251)                   --
    Increase in financing costs                                                 (10,040)             (50,000)
    Proceeds from options exercised                                              252,686                   --
                                                                       ------------------   ------------------
                  Net cash provided by (used in) financing activities         10,143,395            (325,193)
                                                                       ------------------   ------------------

                  Net increase (decrease) in cash and cash                     3,568,423          (7,685,493)
                  equivalents

Cash and cash equivalents, beginning of period                                 6,668,126           10,039,560
                                                                       ------------------   ------------------

Cash and cash equivalents, end of period                             $        10,236,549 $          2,354,067
                                                                       ==================   ==================


Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized gain on securities available for sale                 $        15,161,140 $           (80,652)
                                                                       ==================   ==================
    Receipt of warrants                                              $           242,164 $                 --
                                                                       ==================   ==================
Supplemental disclosure of cash flow information:
    Taxes paid                                                       $            20,606    $            8,530
                                                                       ==================   ==================
    Cash paid for interest                                           $         2,181,691 $          1,776,753
                                                                       ==================   ==================

     See accompanying condensed notes to consolidated financial statements.

                                      3



                         POINT WEST CAPITAL CORPORATION
                         ------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.        General Description
--        -------------------

         The unaudited consolidated financial statements of Point West Capital Corporation ("Point West") and its consolidated entities (the "Company") as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Consolidated Balance Sheet as of December 31, 1998 has been derived from the audited consolidated financial statements of the Company. The statements and notes thereto included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K").

         Point West is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Dignity Partners Funding Corp. I ("DPFC"), Fourteen Hill Management, LLC
("Fourteen Hill Management"), Fourteen Hill Capital, L.P. ("Fourteen Hill Capital"), Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I"), Allegiance Management Corp. ("Allegiance Management") and Point West Securities, LLC ("PWS"). References herein to Fourteen Hill include Fourteen Hill Management and Fourteen Hill Capital. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

         Until February 1997, the Company provided viatical settlements for terminally ill persons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Subsequently, the Company has become a more broadly-based specialty financial services company. During 1997, the Company expanded its financial services business through the operations of Fourteen Hill, which invests in small businesses, and Allegiance, which lends funds to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC. The Company continues to evaluate new business opportunities.

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133. SFAS 137 defers the effective date of Statement of Financial Accounting Standard No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is still reviewing the impact of this pronouncement.

2.        Investment Securities
--        ---------------------

         Statement of Financial Accounting Standard No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported on the Consolidated Balance Sheets at fair market value with any cumulative unrealized gains and losses as a separate component of stockholders' equity and any unrealized gains and losses for the respective period as a separate line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). Several of the equity securities classified by the Company as available-for-sale are securities traded in the over-the-counter ("OTC") market. Fair market value is estimated by the Company based on the average closing bid of the securities for the last three trading days of the reporting period and is adjusted to reflect management's estimate of liquidity constraints. The Company had no held-to-maturity or trading securities at June 30, 1999 or December 31, 1998. Any realized gains and losses, accrued interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) on an appropriate line item above "Net Income
(Loss)".

         The costs and estimated fair value of investment securities (before any minority interest) reflected on the Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 are as follows:




                                                 June 30, 1999
---------------------------------------------------------------------------------------------------------------------
                                                          Gross                Gross
                                            Cost     Unrealized Gains      Unrealized
                                                                               Losses          Fair Value


 Available-for-sale
           Corporate bond            $       350,000   $            --     $    (292,500)     $     57,500
           Common stock                    6,416,630        19,965,496        (1,104,204)       25,277,922
                                     ---------------   ---------------    ---------------    ---------------
      Total available-for-sale       $     6,766,630   $    19,965,496     $  (1,396,704)     $ 25,335,422





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

         Cumulative unrealized gains (losses) on available-for-sale securities (representing differences between estimated fair value and cost) were $18.6 million and ($189,000) at June 30, 1999 and December 31, 1998, respectively. A separate balance sheet component of stockholders' equity called "Accumulated Comprehensive Income -- Net Unrealized Investment Gains (Losses)" reflects such cumulative gains (losses), net of applicable taxes. For the three and six months ended June 30, 1999 and 1998, the Company's total comprehensive income (loss) in its Consolidated Statements of Operations and Comprehensive Income (Loss) includes unrealized investment gains (losses), net of applicable taxes, only for the respective period. See Note 10.

3.        Loans Receivable
--        ----------------

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Fourteen Hill. Such loans are reported at amortized cost net of an allowance for loan losses for the Allegiance loans, and interest is accrued as earned.

         Allegiance had twelve loans outstanding at June 30, 1999 in the aggregate principal amount of $18.9 million, which bear a weighted-average fixed interest rate per annum of 9.5%. Allegiance had five loans outstanding at December 31, 1998 in the aggregate principal amount of $9.1 million, which bear a weighted-average fixed interest rate per annum of 9.3%. Principal payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, in approximately fifteen years from the initial loan date. At June 30, 1999, one loan was delinquent and on non-accrual status. Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with Statement of Financial Accounting Standard No. 91 ("SFAS 91"), Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

         In August 1998, Allegiance put in place a structured financing (the "Allegiance Financing") which provides short term financing and may provide long term financing, subject to certain limitations, with respect to loans Allegiance has made in the past and may make in the future. It is anticipated that this transaction will provide interim fixed and floating rate financing and ultimately permanent fixed and floating rate financing for loans originated. See
Note 6. Allegiance uses futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the establishment of permanent fixed rate financing. The futures contracts are to protect the margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standard No. 80 ("SFAS 80"), Accounting for Futures Contracts, all such deferred amounts are reflected on the Consolidated Balance Sheets as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of June 30, 1999, Allegiance had net realized gains on its hedging activities of $35,000 which reduced the amount of loans receivable in a like amount. In addition, Allegiance had net unrealized gains from open hedging positions of $103,000 as of June 30, 1999.

         Fourteen Hill had two loans outstanding at June 30, 1999 in the aggregate principal amount of $619,000, one of which was originated in January 1998 and bears interest at a fixed interest rate per annum of 15% and the other of which was originated in September 1998 and bears interest at a fixed interest rate per annum of 14%. Such loans mature, subject to permitted prepayments, approximately 5 years from the initial loan date.

4.        Purchased Life Insurance Policies
--        ---------------------------------

         Purchased life insurance policies consist only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes (as defined in Note 7), requires the consent of the Company and the Noteholders. Although the Company and the Noteholders have not determined whether the policies will be sold or whether such a sale of policies is feasible, the Company and the Noteholders are in discussions that contemplate a purchase of the policies and cancellation of the indebtedness by the Noteholders. The discussions also contemplate that the Company would continue to act as servicer through June 30, 2002. No assurance can be given that any agreement will be ultimately reached with the Noteholders or, if reached, will contain such terms and conditions contemplated by current discussions. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West's equity interest in DPFC. The reserve provided for the write-off of the unrealized residual value associated with DPFC. The losses of DPFC were charged first against the reserve which, during the third quarter of 1998, was fully depleted. Losses associated with DPFC after depletion of the reserve during the third quarter of 1998 have been, and all future losses associated with DPFC will be, reflected in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) in the appropriate period. See
Note 7.

5.        Non-Marketable Securities
--        -------------------------

         Non-marketable securities include investments in non-marketable equity securities through Point West and Fourteen Hill. At June 30, 1999 (after giving effect to the write-off as described below) the Company had one investment in preferred shares, one investment in convertible preferred shares and one investment in common stock carried at an aggregate cost of $2.6 million and four investments in warrants carried at an aggregate cost of $453,000. At December 31, 1998 the Company had four investments in convertible preferred shares carried at an aggregate cost of $5.3 million and 1 investment in warrants carried at a cost of $98,000. The Company accounts for such non-marketable securities using the cost method. See the Form 10-K.

         The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, Fourteen Hill determined that $535,000 of non-marketable securities of one company was impaired at June 30, 1999. Therefore, Fourteen Hill wrote-off the entire $535,000 carrying value of such security.

6.        Revolving Certificates
--        ----------------------

         Pursuant to the Allegiance Financing, a consortium of insurance companies (the "Investors") will make available funding up to approximately $26.4 million through August 31, 1999 on a non recourse revolving certificate basis to be used for the purchase or funding of loans originated by Allegiance Capital and transferred to Allegiance Funding. In addition, the Allegiance Financing provides a commitment, subject to certain limitations, to provide up to an additional $30 million of permanent funding through September 15, 1999 through the issuance of term certificates. In the event that term certificates are not issued by September 15, 1999, Allegiance will be required to refinance from other sources any revolving certificates outstanding under the Allegiance Financing.

         The Allegiance Financing contemplates the issuance of various classes of revolving and term certificates through Allegiance Trust I. The Investors purchased rated revolving certificates, while Allegiance Funding retained an unrated certificate. The revolving certificates were issued in August 1998 in four classes, consisting of Class A-R, Class B-R, Class C-R and Class D-R. The Class D-R certificate is unrated, while the other revolving certificates received ratings from Duff & Phelps Credit Rating Co. ("Duff & Phelps") ranging from A to BB. It is also anticipated that the term certificates, when and if issued, will receive ratings from Duff & Phelps. The Class A-R certificate, rated A, was partially drawn in the first half of 1999 in the principal amount of $10.0 million. Such certificate bears interest at a variable rate based on the one-month LIBOR plus a spread of 2.0%. The Class B-R certificate, rated BBB, was fully drawn in December 1998 in the principal amount of $3.3 million and bears interest at a fixed rate of 7.1%. The Class C-R certificate, rated BB, was fully drawn in November 1998 in the principal amount of $2.1 million and bears interest at a fixed rate of 9.8%. Any future borrowings under the revolving certificates will be through increases in the principal amount of the Class A-R certificate. The weighted-average interest rate of the certificates at June 30, 1999 was 7.4%. Allegiance initially retained the unrated Class D-R certificate with a maximum aggregate principal amount of $3,650,000. This certificate represents the right to receive all excess cash flow from Allegiance Trust I. Allegiance also anticipates retaining unrated term certificates following retirement of the revolving certificates. Because of Allegiance's right to redeem the certificates if 15% or less in principal amount of certificates is outstanding, the Allegiance Financing does not qualify for sale treatment under Statement of Financial Accounting Standard No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and borrowings under the Allegiance Financing are reflected on the Consolidated Balance Sheets.

         The Company and Investors have reached an agreement in principle to extend the Allegiance Financing through April 15, 2000. Although no assurance can be given that such extension will ultimately be put in place, if the extension is consummated Allegiance would be permitted to borrow up to $30 million on a revolving basis through March 31, 2000 on terms substantially similar to those of the current revolving certificates under the Allegiance Financing. In addition, the Investors would agree to provide up to $60 million of permanent financing (less any permanent financing provided under the current arrangement) through April 15, 2000, on terms substantially similar to the current term certificates under the Allegiance Financing, but with an increased weighted-average spread of approximately 0.5%. Upon completion of an initial $30 million term financing, whether under the current arrangement or the extension, subsequent term financings under the extension could be completed in a minimum amount of $15 million.

         In connection with the Allegiance Financing, Allegiance Capital paid a $175,000 commitment fee when funds were initially borrowed. Of such commitment fee, $58,000 will be amortized over the expected life of the revolving certificates (10 months) and $117,000 will be amortized over the expected life of the Allegiance Financing (15 years). In connection with the extension, Allegiance would pay a $125,000 commitment fee. Of such fee, $42,000 would be amortized over the expected life of the revolving certificates (8 months) and $83,000 would be amortized over the expected life of the Allegiance Financing (15 years). These allocations were based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates.

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

7.        Long Term Notes Payable
--        -----------------------

         The Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") were issued by DPFC. Principal and interest payments on the Securitized Notes are payable solely from collections on pledged policies and deposited funds. The Securitized Notes, which are reported on the Consolidated Balance Sheets as long term notes payable, bear a fixed interest rate of 9.17% per annum.

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. From 1996 through the third quarter of 1998, losses associated with DPFC were charged against the reserve which was originally established in 1996 for the estimated loss of Point West's equity interest in DPFC. See Note 4. Since the third quarter of 1998, losses associated with DPFC after depletion of the reserve have been reflected in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) in the appropriate period. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit reflected (less any tax effect for debt forgiveness). For the first half of 1999, the loss associated with DPFC was approximately $2.1 million. At June 30, 1999, DPFC's accumulated deficit was $3.8 million.

         Point West is the servicer of the policies pledged under the Indenture pursuant to which the Securitized Notes were issued (the "Indenture") and incurs servicing expenses (which are reimbursed, subject to certain priority payments) in connection therewith.

         The  Company  is in  discussions  with the  Noteholders  regarding  the
possible   purchase  of  policies  and   cancellation  of  indebtedness  by  the
Noteholders. See Note 4.

8.        Debentures
--        ----------

         Fourteen Hill Capital has issued one debenture in the principal amount of $3 million payable to the Small Business Administration ("SBA") with semi-annual interest only payments at a fixed rate of 5.9% (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. In addition, Fourteen Hill Capital paid to the SBA a $105,000 fee (3.5% of the total borrowings) to borrow such money. The debenture is subject to a prepayment penalty if paid prior to September 1, 2003.

9.        Stockholders' Equity
--        ---------------------

         Changes in stockholders' equity during the first six months of 1999 reflected the following:

          Stockholders' equity, beginning of period                  $14,829,561
           Common stock -- options exercised                                 973
           Additional paid-in-capital -- options exercised               589,989
           Accumulated comprehensive income -- net unrealized
                investment gains                                      15,161,140
           Net income                                                  1,257,672
                                                                     -----------
          Stockholders' equity, end of period                        $31,839,335

10.       Comprehensive Income -- Net Unrealized Investment Gains (Losses)
--        ----------------------------------------------------------------

         Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income, requires the reporting of comprehensive income. For the six months ended June 30, 1999, the Company's total comprehensive income includes net unrealized investment gains, net of applicable taxes of $3.6 million which represents the increase in the Company's investment securities classified as available-for-sale.

         The Company originally reported "Comprehensive Income -- Net Unrealized Investment Gains (Losses)" of $2.5 million and $5.7 million for the three and six months ended June 30, 1998, respectively, in its Form 10-Q for the period ended June 30, 1998. Of these unrealized gains, $3.0 million and $5.8 million in the three and six months ended June 30, 1998, respectively, related to unrealized gains on certain convertible preferred shares originally classified as available-for-sale. In this Form 10-Q, the Company has reported "Comprehensive Income -- Net Unrealized Investment Gains (Losses)" for the same periods of $(483,000) and $(81,000). The difference in numbers reported is due to a reclassification of those convertible preferred shares from available-for-sale to non-marketable securities, which are carried at cost. See Notes 2 and 5. In both periods, such securities were convertible into marketable securities but nonetheless should have been reflected at June 30, 1998 as non-marketable securities under GAAP and carried at cost with corresponding
footnote  disclosure   regarding  any  significant   appreciation
or permanent impairment. During the first half of 1999, such securities were converted into common shares and sold.

11.       Earnings per Share
--        ------------------

         Statement of Financial Accounting Standard No.128 ("SFAS 128"), Earnings per Share, requires earnings per share ("EPS") to be reported as two separate calculations: Basic EPS, similar to the previous primary EPS excluding common stock equivalents; and, Diluted EPS, similar to the previous fully diluted EPS. The weighted average number of common stock shares and additional common stock equivalent shares used in computing EPS are set forth below for the periods indicated.

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                             1999         1998             1999        1998


Weighted average number of shares of common
 stock outstanding.........................                 3,341,635  3,253,324          3,307,820    3,253,324
Additional common stock equivalents........                   316,361     --                372,271       --
Weighted average number of shares of common
 stock and common stock equivalents
 outstanding...............................                 3,657,996  3,253,324          3,680,091    3,253,324



         Diluted EPS for the three and six months ended June 30, 1998 do not include any common stock equivalents due to their anti-dilutive effect.

12.       Litigation
--        ----------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's outside directors. Plaintiffs have appealed this dismissal to the United States Circuit Court for the Ninth Circuit. On November 13, 1998, the Court granted plaintiff's motion for class certification. On March 11, 1999, defendants filed a motion for summary judgement which was denied. The case is currently in discovery. A trial date has been set for January 20, 2000. However, the plaintiffs and defendants have reached an agreement in principle providing for a settlement pursuant to which all claims against all defendants would be dismissed. The agreement provides for the payment of $3.15 million. Under the terms of the Company's D&O insurance policy, the Company's insurer is obligated to pay 70% of the settlement amount. Any settlement would be subject to court approval. No assurance can be given that a definitive settlement agreement will be reached, or, if reached, will be approved by the Court. In the event a settlement is not effected, the Company and each of the remaining defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed since its inception by agreement of the parties. However, the claims in this case will also be resolved by the settlement arrangement described above if it becomes effective. In the event a settlement is not effected, the Company and each of the defendants intend to defend the action vigorously.

         As a result of having reached a settlement agreement in principle, the Company recorded an accrued litigation settlement liability of $3.15 million and an accounts receivable from the insurance company of $2.2 million, and the remaining amount of $945,000 was expensed in the second quarter of 1999 in the Consolidated Statements of Operations and Comprehensive Income (Loss).

13.       Segment Reporting
--        -----------------

         Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chairman of the Board, the President and the Chief Financial Officer of Point West.

         The Company's reportable operating segments include viatical settlements, Fourteen Hill and Allegiance. The Other Segment includes Point West and PWS. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Form 10-K. The following tables represent the Company's results from segments for the three months ended June 30, 1999 and 1998.

                                   Three Months Ended June 30, 1999
                     -----------------------------------------------------------------------------------------

                               Viatical          Fourteen
                           Settlements (1)         Hill            Allegiance          Other             Total
                           ---------------         -----           ----------          -----             -----

Interest income......         $    18,087       $    132,183      $    370,942      $    58,267    $       579,479
Gain on sale of
   securities.........                 --          4,791,871                --               --          4,791,871
Other revenue........              93,937             46,458                --          146,191            286,586
Interest expense......            871,205             51,907            241,002              --          1,164,114
Depreciation &
   Amortization......              58,720              7,500             62,068           1,878            130,166
Contributed income
   (loss) (2)............        (884,676)         4,369,931           (86,634)      (1,640,925)         1,757,696
Comprehensive
  Income (loss)......                  --        (6,384,331)                --          (42,500)        (6,426,831)
Segment assets......           34,955,555         32,012,940        19,529,868        9,403,932         95,902,295




                                   Three Months Ended June 30, 1998
                     -----------------------------------------------------------------------------------------

                               Viatical          Fourteen
                           Settlements (1)         Hill            Allegiance          Other             Total
                           ---------------         -----           ----------          -----             -----

Interest income......        $     54,825      $      74,786      $    143,804     $     74,433     $      347,848
Gain on sale of
  securities.........                  --                 --                --               --                 --
Other revenue........              96,986                 --                --           69,625            166,611
Interest expense......            867,922                 --                --               --            867,922
Depreciation &
  Amortization.......              58,720              2,508             1,428              785             63,441
Contributed income
(loss) (2)...........             119,789             46,579           108,919         (360,495)           (85,208)
Comprehensive
  Income (loss)......                  --           (483,307)               --               --           (483,307)
Segment assets......           39,165,137         15,598,039         6,252,402        5,864,532         66,880,110
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


         A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
                                                Three Months Ended
                                                ------------------
                                          June 30, 1999      June 30, 1998
          Income
          ------
          Interest income                 $      579,479     $      347,848
          Gain on sale of securities           4,791,871                 --
          Other revenue                          286,586            166,611
                                          ---------------    ---------------
           Total income                   $    5,657,936     $      514,459

         The following tables represent the Company's results from segments for the six months ended June 30, 1999 and 1998.

                                                            Six Months Ended June 30, 1999
                     -----------------------------------------------------------------------------------------

                               Viatical          Fourteen
                               --------          --------
                           Settlements (1)         Hill            Allegiance          Other             Total
                           ---------------         -----           ----------          -----             -----

Interest income.......    $        45,690       $    319,583    $     592,364  $       112,834   $      1,070,471
Gain on sale of
   securities.........                 --          5,442,769               --          317,450          5,760,219
Other revenue.........            163,526             46,458               --          219,357            429,341
Interest expense......          1,754,480            103,244          349,423               --          2,207,147
Depreciation &
  Amortization........            117,440             15,000          119,531            3,676            255,647
Contributed income
   (loss) (2).........        (1,881,803)          5,149,320        (190,266)      (1,819,579)          1,257,672
Comprehensive
  Income (loss).......                --          15,263,640               --        (102,500)         15,161,140
Segment assets........        34,955,555          32,012,940       19,529,868        9,403,932         95,902,295



                                                            Six Months Ended June 30, 1998
                           ------------------ ------------------ ---------------- ---------------- ------------------
                               Viatical           Fourteen
                            Settlements (1)         Hill           Allegiance          Other             Total
                            ---------------         -----          ----------          -----             -----


Interest income.......        $  107,214      $     118,678      $    284,234    $     189,029    $       699,155
Gain on sale of
   securities.........                --                 --                --               --                 --
Other revenue.........           611,990                 --            3,451           69,625             685,066
Interest expense......         1,772,042                 --               --               --           1,772,042
Depreciation &
  Amortization........           117,440              5,016            2,856            1,203             126,515
Contributed income
(loss) (2)............           323,626             82,451          210,874         (781,731)          (164,780)
Comprehensive
 Income (loss)........                --           (80,652)               --               --            (80,652)
Segment assets........        39,165,137         15,598,039        6,252,402        5,864,532          66,880,110


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




         A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
                                                Six Months Ended
                                                ------------------
                                          June 30, 1999      June 30, 1998
          Income
          ------
          Interest income                 $    1,070,471     $      699,155
          Gain on sale of securities           5,760,219                 --
          Other revenue                          429,341            685,066
                                          ---------------    ---------------
           Total income                   $    5,657,936     $    1,384,221

14.       Events Subsequent to the Balance Sheet Date
--        --------------------------------------------

         On July 16, 1999 Fourteen Hill invested $200,000 in convertible debt of a small business entity. On July 22, 1999 Fourteen Hill invested $750,000 in preferred stock of a small business entity. On July 27, 1999, Point West sold for $3.1 million 43% of its investment in American Information Company, Inc., commonly known as Car Club, a privately held company which, among other things, provides information services to individuals owning or purchasing automobiles. That portion of Point West's investment that was sold was carried on the Consolidated Balance Sheets at $719,000 as of June 30, 1999 and December 31, 1998. The remaining preferred shares that Point West held of Car Club were converted into common shares. On August 4, 1999 Fourteen Hill invested $1.0 million in convertible debt of a small business entity.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       -----------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 1999, and of the results of operations for the Company for the three and six months ended June 30, 1999 and 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the inception of two new businesses in the second half of 1997 which generated substantially more activity in the first half of 1999 compared to the first half of 1998) the Company's results of operations and cash flows for the three and six months ended June 30, 1999 are not comparable to those for the three and six months ended June 30, 1998.

Overview
--------

         The Company is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Fourteen Hill, Allegiance and PWS. See the Form 10-K and Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. See the Form 10-K for further information regarding the Company's former principal business activity. Subsequently, the Company has become a more broadly-based specialty financial services company. During 1997, the Company expanded its financial services business through the operations of Fourteen Hill, which invests in small businesses, and Allegiance, which lends funds to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC. See Note 4 of the Condensed Notes to Consolidated Financial Statements (contained herein).

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

Results of Operations for the Company
-------------------------------------

     Three and Six Months Ended June 30, 1999 Compared to the Three and Six
     ----------------------------------------------------------------------
     Months Ended June 30, 1998
     --------------------------

         Total Income. Total income increased $5.2 million to $5.7 million in the second quarter of 1999 from $514,000 in the second quarter of 1998. This increase was due primarily to $4.8 million of gain on sale of securities by Fourteen Hill during the second quarter of 1999. The increase was also due to
(i) a $232,000 increase in interest income primarily related to the Allegiance loans and (ii) a $123,000 increase in other income as a result of a fee received by PWS for investment banking services. Total income increased $5.9 million to $7.3 million in the first half of 1999 from $1.4 million in the first half of 1998. This increase was due primarily to $5.4 million of gain on sale of securities by Fourteen Hill during the first half of 1999. Also contributing to the increase was (i) a $371,000 increase in interest income primarily related to the Allegiance loans, (ii) $317,000 of gains on sales of securities recognized by Point West in connection with its hedging activities of internet related stocks and (iii) a $142,000 increase in other income as a result of fees received by PWS for investment banking services. See "Item 3 -- Quantitative and Qualitative Disclosure About Market Risk." Offsetting the increase in the first half of 1999 compared to the first half of 1998 was a $255,000 decrease in earned discounts on matured policies and a $143,000 decrease in gain on assets sold.

         Total Expenses. Total expenses increased 129.4% to $3.9 million in the second quarter of 1999 from $1.7 million in the second quarter of 1998. This increase was primarily due to $945,000 of estimated litigation expense recorded in the second quarter of 1999 reflecting the amount of the proposed settlement arrangement of the pending federal class action and state alleged class action lawsuits not covered by insurance. The proposed settlement is subject to a number of contingencies described in Note 12 of the Condensed Notes to Consolidated Financial Statements (contained herein). Also contributing to the increase were (i) a $535,000 loss recognized on securities held by Fourteen Hill, (ii) a $296,000 increase in interest expense related to borrowings by Allegiance and Fourteen Hill, (iii) a $140,000 write-off of a loan recognized by Point West and (iv) a $95,000 increase in legal expenses incurred in connection with the federal class action and state alleged class action lawsuits filed against Point West and its directors. Total expenses increased 76.5% to $6.0 million in the first half of 1999 from $3.4 million in the first half of 1998. This increase was primarily due to the $945,000 estimated litigation expense described above. Also contributing to the increase were (i) the $535,000 loss on securities described above, (ii) a $435,000 increase in interest expense related to borrowings by Allegiance and Fourteen Hill, (iii) the $140,000 loan write-off described above and (iv) a $205,000 increase in legal expenses incurred in connection with the federal class action and state alleged class action lawsuits filed against Point West and its directors. See "Results of Operations by Segment -- Other -- Other General and Administrative Expenses."

         Net Loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. The DPFC net loss of $1.1 million and $1.9 million recorded in the three and six months ended June 30, 1998, respectively, was included in the Company's loss before net loss in wholly owned financing subsidiary charged to reserve for equity interest. Prior to the depletion of the reserve during the third quarter of 1998, losses were charged against the reserve for equity interest in wholly owned financing subsidiary. After the reserve was fully depleted during the third quarter of 1998, DPFC's losses have been reflected in the Company's net income (loss). All additional losses of DPFC will be reflected in the Company's net income (loss) for the periods in which such losses occur. See the Form 10-K for additional information.

         Comprehensive Income -- Net Unrealized Investment Gains (Losses). Comprehensive income -- net unrealized investment gains (losses) for any period reflects unrealized gains or losses on marketable securities during that period. The line item changes as a result of (i) fluctuations in the market value of marketable securities from period to period, (ii) acquisitions and dispositions of marketable securities from period to period and (iii) the recharacterizations of investments from non-marketable securities (which are reflected at the lower of cost or market value) to marketable securities (which are reflected at fair market value). During the first quarter of 1999, one of Fourteen Hill's investments, FlashNet Communications Inc. ("FlashNet"), completed an initial public offering. As a result of the offering, the FlashNet securities held by Fourteen Hill were recharacterized from non-marketable securities to marketable securities. Primarily as a result of this recharacterization, comprehensive income -- net unrealized investment gains (losses) for the six months ended June 30, 1999 was $15.2 million versus

($81,000) for the comparable 1998 period. Comprehensive income -- net unrealized investment losses for the second quarter of 1999 was $6.4 million, primarily reflecting the decrease in the market value of the FlashNet securities between March 31, 1999 and June 30, 1999.

         The Company originally reported "Comprehensive Income -- Net Unrealized Investment Gains (Losses)" of $2.5 million and $5.7 million for the three and six months ended June 30, 1998, respectively, in its Form 10-Q for the period ended June 30, 1998. Of these gains, $3.0 million and $5.8 million in the three and six months ended June 30, 1998, respectively, related to unrealized gains on certain convertible preferred shares originally classified as available-for-sale. In this Form 10-Q, the Company has reported "Comprehensive Income -- Net Unrealized Investment Gains (Losses)" for the same periods of $(483,000) and $(81,000). The difference in numbers reported is due to a reclassification of those convertible preferred shares from available-for-sale to non-marketable securities, which are carried at cost. In both periods, such securities were convertible into marketable securities but nonetheless should have been reflected at June 30, 1998 as non-marketable securities under GAAP and carried at cost with corresponding footnote disclosure regarding any significant appreciation or permanent impairment. During the first half of 1999, such securities were converted into common shares and sold. See "Results of Operations by Segment -- Fourteen Hill" and Note 10 of the Condensed Notes to Consolidated Financial Statements.

Results of Operations by Segment
---------------------------------

     Viatical Settlements
     --------------------

         The viatical settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West.

         Method of Accounting for Viatical Settlements

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996. This reserve is reevaluated quarterly. The reserve for loss on sale of assets was $132,000 as of June 30, 1999 and $167,000 as of December 31, 1998. In 1996, the Company also established a reserve for loss of Point West's equity interest in DPFC. By the end of the third quarter of 1998, the equity reserve was fully depleted. See "Certain Accounting Implications for DPFC." During both 1998 and 1999, the Company recognized income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies.

         Certain Accounting Implications for DPFC

         Although the Securitized Notes have a stated maturity of March 10, 2005, the Securitized Notes were originally expected to be repaid by the fourth quarter of 1997. However, at June 30, 1999, $38.5 million remained outstanding under the Securitized Notes. As a result of the substantially delayed collection of DPFC policies, DPFC had a deficit of $3.8 million at June 30, 1999.

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

         In the first half of 1999, the total loss realized by DPFC was $2.1 million, which was reflected in the Company's net income. The loss for the first half of 1999 decreased basic EPS by $0.64. The average historical quarterly losses in DPFC have been approximately $1.1 million per quarter over the past four quarters. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit of DPFC (less any tax effect for debt forgiveness).

         The Securitized Notes represent the obligations solely of DPFC. Point West did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

         Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

         Earned Discounts on Matured Policies. DPFC recognized earned discounts on matured polices of $50,000 for both the second quarter of 1999 and 1998. Earned discounts on matured policies decreased 69.7% to $111,000 in the first half of 1999 from $366,000 in the first half of 1998. The decrease is due primarily to fewer deaths of insureds and secondarily to a decrease in the size of the Company's portfolio of life insurance policies. During the second quarter of 1999, earned discounts on matured policies were recognized on 12 policies with a face value of $622,000, compared to 14 policies with a face value of $590,000 in the second quarter of 1998. During the first half of 1999, earned discounts on matured policies were recognized on 24 policies with a face value of $1.5 million, compared to 38 policies with a face value of $2.3 million in the first half of 1998. See "Method of Accounting for Viatical Settlements." As of June 30, 1999, the Company held 480 policies with an aggregate carrying value of $32.9 million (comprised of "matured policies receivable," "purchased life insurance policies" and a portion of "other assets") and an aggregate face value of $38.1 million. All of the "purchased life insurance policies" and "matured policies receivable" are pledged as security for the Securitized Notes.

          Interest Income. Interest income decreased 67.3% to $18,000 in the second quarter of 1999 from $55,000 in the second quarter of 1998 and 57.0% to $46,000 in the first half of 1999 from $107,000 in the first half of 1998. This decrease was a result of lower cash balances attributable to DPFC and to lower yields on such cash balances. DPFC's cash balances are affected by the amount and timing of any policy collections and by the amount and timing of expenses (such as interest, trustee fees, premium costs and servicing fees) related to its portfolio. The cash generated by DPFC is restricted under the Indenture.

         Gain on Assets Sold. The gain on assets sold decreased to $8,000 in the second quarter of 1999 from $12,000 in the second quarter of 1998 and to $8,000 in the first half of 1999 from $151,000 in the first half of 1998. The Company collected the sale proceeds on one policy in the second quarter and first half of 1999, compared to two policies in the second quarter of 1998 and six policies in the first half of 1998. The realized gain was calculated based on the difference between the sale proceeds and the carrying value after giving effect to the provision for loss on sale of assets. The Company collected a large portion of the sale proceeds from life insurance policies in 1997, therefore there will be minimal (if any) gains or losses on any assets sold in future periods.

         Other Income. Components of other income include collections on policies of dividends, interest and paid-up cash values, increases in face value of matured policies and refunds of premiums on matured policies. Other income was $36,000 in both the second quarter of 1999 and 1998 and decreased 53.1% to $45,000 in the first half of 1999 from $96,000 in the first half of 1998. This decrease was due to the decrease in the number and amount of matured policies.

         Interest Expense. Interest expense was $871,000 in the second quarter of 1999, which was consistent with the second quarter of 1998. Interest expense decreased 1.0% to $1,754,000 in the second half of 1999 from $1,772,000 in the first half of 1998 as a result of modest principal repayments under the Securitized Notes. Average borrowings under the Securitized Notes were $38.5 million in the first half of 1999 compared to $38.7 million in the first half of 1998.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 66.2% to $67,000 in the second quarter of 1999 from $198,000 in the second quarter of 1998. This decrease was primarily due to the timing of various expenses that were paid in the first quarter in 1999 and the second quarter in 1998. In addition this decrease was due to a decrease in life insurance policy premium costs. Other general and administrative expenses decreased 45.1% to $219,000 in the first half of 1999 from $399,000 in the first half of 1998. This decrease was due primarily to a decrease in life insurance policy premium costs. Although premium costs decreased in both periods of 1999 as a result of the decrease in size of the Company's portfolio, the Company believes that if the life insurance policies continue to mature slowly, life insurance premium costs are likely to increase in future periods. See "Certain Accounting Implications for DPFC."

     Fourteen Hill
     -------------

         Method of Accounting for Loans and Debt and Equity Securities

         SFAS 115 requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported on the Consolidated Balance Sheets at fair market value with any cumulative unrealized gains and losses as a separate component of stockholders' equity and any unrealized gains and losses for the respective period as a separate line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company had no held-to-maturity or trading securities at June 30, 1999 or December 31, 1998. The Company uses the cost method to account for non-marketable securities. The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. For further information regarding accounting for securities classified as available-for-sale, see "Results of Operations for the Company -- Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998 -- Comprehensive Income -- Net Unrealized Investment Gains (Losses)" and notes 2 and 10 to the Condensed Notes to Consolidated Financial Statements. Any realized gains and losses, accrued interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported on an appropriate line item above "Net Income
(Loss)" on the Consolidated  Statements of Operations and  Comprehensive  Income
(Loss). See Note 2 of the Condensed Notes to Consolidated Financial Statements.

         Beginning in 1999, because of the volatility of internet and internet related stocks, Point West shorted stocks of certain competitors of FlashNet so as to partially hedge Fourteen Hill's holdings in FlashNet. However, under GAAP such hedging activities do not constitute hedges under SFAS 80. Therefore, such hedging activities are reflected in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). At June 30, 1999 no such hedges were in place. The Company recognized a $317,000 gain in connection with such hedging activities during the first quarter of 1999. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         The Company accounts for loans by accruing interest on outstanding balances. At June 30, 1999 and December 31, 1998, the Company evaluated each of Fourteen Hill's outstanding loans and determined that an allowance for loan losses was not necessary. As Fourteen Hill's loan portfolio grows or upon subsequent evaluation, allowances for loan losses will be added to the extent considered necessary. See Note 3 of the Condensed Notes to Consolidated Financial Statements.

         Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

         Interest Income. Interest income increased 76.0% to $132,000 in the second quarter of 1999 from $75,000 in the second quarter of 1998 and 168.9% to $320,000 in the first half of 1999 from $119,000 in the first half of 1998. This increase was due to $93,000 and $242,000 of interest income recognized in the three and six months ended June 30, 1999, respectively, as a result of a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Fourteen Hill's loans. Offsetting this increase was a decrease in interest income as a result of lower yields.

         Gain on Sale of Securities. Fourteen Hill recognized a net gain of $4.8 million and $5.4 million in the three and six months ended June 30, 1999, respectively, primarily in connection with the sale of one of its investments. For tax purposes, the gain on sale of securities was offset by the Company's net operating loss carryforward.

         Other Income. Fourteen Hill recognized other income of $46,000 in the second quarter of 1999 in connection with the liquidation of a $1.0 million investment that was written-off in 1998.

         Interest Expense. Interest expense was $52,000 and $103,000 in the three and six months ended June 30, 1999, respectively, due to the interest on funds borrowed from the SBA in July 1998. The interest rate (including a 1% annual fee) is 6.9%. Prior to July 1998, Fourteen Hill had no debt.

         Amortization. Amortization costs increased $5,000 to $8,000 in the second quarter of 1999 from $3,000 in the second quarter of 1998 and $10,000 to $15,000 in the first half of 1999 from $5,000 in the first half of 1998. The 1999 periods reflect the financing costs associated with borrowed funds. The 1998 periods reflect organizational costs which are currently required to be expensed as incurred and were written-off at the end of 1998.

         Loss on Non-Marketable Securities. Fourteen Hill reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, Fourteen Hill determined that $535,000 of non-marketable equity securities of one company was impaired at June 30, 1999. Therefore, Fourteen Hill wrote-off the entire $535,000 carrying value of such security.

     Allegiance
     ----------

         Method of Accounting for Loans and Debt and Equity Securities

         The Company accounts for loans advanced by Allegiance by accruing interest on outstanding balances. At June 30, 1999 and December 31, 1998 the allowance for loan losses was $95,000 and $50,000, respectively. The allowance for loan losses is estimated by management based on a review of the loans and factors which in management's judgement deserve recognition under current economic conditions. Management believes that the allowance for loan losses is adequate. Although management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At June 30, 1999, one loan was delinquent and on non-accrual status.

         Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with SFAS 91

         The Allegiance Financing provides for short term fixed and floating rate debt that is expected to become long term fixed rate, and potentially floating rate, debt. The interest rate at which Allegiance anticipates issuing long term certificates will be set in the future provided that approximately $30 million of loans have been originated. Because of a provision allowing Allegiance to redeem outstanding certificates when 15% of the original principal balance remains outstanding, the Allegiance Financing does not qualify for sale treatment under SFAS 125. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and borrowings under the Allegiance Financing are reflected on the Consolidated Balance Sheet. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of term certificates. The futures contracts are to protect the margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to SFAS 80, all such deferred amounts are reflected on the balance sheet as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of June 30, 1999, Allegiance had net realized gains on its hedging activities of $35,000 which decreased loans receivable in a like amount. In addition, Allegiance had net unrealized gains from open hedging positions of $103,000 as of June 30 1999. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

         Interest Income. Interest income increased $227,000 to $371,000 in the second quarter of 1999 from $144,000 in the second quarter of 1998 and $308,000 to $592,000 in the first half of 1999 from $284,000 in the first half of 1998. This increase was due to increased lending activity by Allegiance. However, offsetting this increase was $34,000 of interest for the 1999 periods that was not paid on one delinquent loan. Allegiance had twelve loans outstanding in the aggregate amount of $18.9 million at June 30, 1999 as compared to two loans outstanding in the amount of $5.9 million at June 30, 1998. The weighted-average interest rate on the loans outstanding during the second quarter of 1999 was 8.6% compared to 9.5% during the second quarter of 1998 and 8.9% during the first half of 1999 compared to 9.5% during the first half of 1998. The weighted-average interest rates for the 1999 periods decreased because one loan in the amount of $2.1 million was delinquent and on non-accrual status. Allegiance cannot predict at this time whether or not the loan will remain on non-accrual status. However, to the extent that the loan does remain on non-accrual status, Allegiance does not anticipate receiving interest income (approximately $16,000 per month) from such loan. Allegiance may be required to foreclose on real property and other assets securing the loan and liquidate this loan in a future period. If it does so, Allegiance does not believe it will incur any loss in connection with such loan.

         Interest Expense. Interest expense for Allegiance was $241,000 and $349,000 in the three and six months ended June 30, 1999, respectively, as a result of the interest paid under the Allegiance Financing. During the three and six months ended June 30, 1999, the weighted-average interest rate under the Allegiance Financing was 7.5% and 7.7%, respectively. Prior to November 1998, Allegiance had no debt.

         Compensation and Benefits. Compensation and benefits increased 64.9% to $61,000 in the second quarter of 1999 from $37,000 in the second quarter of 1998 and 55.4% to $115,000 in the first half of 1999 from $74,000 in the first half of 1998. This increase resulted from the hiring of additional employees in 1999 to support Allegiance's lending activities.

         Other General and Administrative Expenses. Other general and administrative expenses increased $80,000 to $94,000 in the second quarter of 1999 from $14,000 in the second quarter of 1998. This increase was due primarily to a $31,000 increase in general legal expense, a $20,000 provision for loan losses and a $15,000 increase in marketing expense. Other general and administrative expenses increased $134,000 to $198,000 in the first half of 1999 from $64,000 in the first half of 1998. This increase was due primarily to a $50,000 increase in general legal expense, a $45,000 increase in allowance for loan losses and a $18,000 increase in marketing expense. In addition, the increase was due to an increase in Allegiance's activities.

         Amortization. Amortization costs increased $61,000 to $62,000 in the second quarter of 1999 from $1,000 in the second quarter 1998 and $117,000 to $120,000 in the first half of 1999 from $3,000 in the first half of 1998. The 1999 periods reflect financing costs associated with the Allegiance Financing. The 1998 periods reflect organizational costs which are currently required to be expensed as incurred and were written-off at the end of 1998.

     Other
     -----

         The other segment includes operating results for Point West and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the other segment and has not been allocated. Activities for PWS were immaterial in the first half of 1998.

         Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

         Interest Income. Interest income declined 21.6% to $58,000 in the second quarter of 1999 from $74,000 in the second quarter of 1998 and 40.2% to $113,000 in the first half of 1999 from $189,000 in the first half of 1998. This decrease is due to lower cash balances outstanding during the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. In addition, interest income has declined because a larger portion of cash balances have been invested in lower yielding instruments in 1999 compared to 1998.

         Gain on Sales of Securities. Point West recognized a $317,000 gain in the first quarter of 1999 in connection with hedging activities of internet related stocks. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         Other Income. Other income increased to $146,000 in the second quarter of 1999 from $70,000 in the second quarter of 1998. This increase was due to an increase of $55,000 in fees received by PWS for investment banking services and $21,000 in trading commissions generated by PWS in the second quarter of 1999. Other income increased to $219,000 in the first half of 1999 from $70,000 in the first half of 1998. This increase was due to an increase of $121,000 in fees received by PWS for investment banking services and $28,000 in trading commissions generated by PWS in the first half of 1999. The increase in other income was primarily due to transaction based investment banking services. The amount and timing of these services cannot be predicted because of the limited operating history of PWS.

         Compensation and Benefits. Compensation and benefits increased 21.7% to $376,000 in the second quarter of 1999 from $309,000 in the second quarter of 1998 and 7.6% to $668,000 in the first half of 1999 from $621,000 in the first half of 1998. This increase resulted in the hiring of two new employees in the third quarter of 1998 to support PWS' activities and an increase in compensation and benefits for other employees for 1998.

         Other General and Administrative Expenses. Other general and administrative expenses increased $1.3 million to $1.5 million in the second quarter of 1999 from $195,000 in the second quarter of 1998. This increase was primarily due to $945,000 of estimated litigation expense recorded in the second quarter of 1999 reflecting the amount of the proposed settlement arrangement of the pending federal class action and state alleged class action lawsuits not covered by insurance. The proposed settlement is subject to a number of contingencies described in Note 12 of the Condensed Notes to Consolidated Financial Statements (contained herein). Also contributing to the increase were a $140,000 loan write-off and $95,000 increase in legal expenses incurred in connection with the federal and state alleged class action lawsuits. Other general and administrative expenses increased $1.4 million to $1.8 million in the first half of 1999 from $418,000 in the first half of 1998. This increase was primarily due to the $945,000 of estimated litigation expense described above. Also contributing to the increase were a $205,000 increase in legal expenses incurred in connection with the federal and state alleged class action lawsuits and the $140,000 loan write-off. Unless a settlement of these actions is effected, Point West expects legal expenses to increase substantially during the remainder of 1999 relative to 1998 since one of the lawsuits is currently in discovery and the trial date is set for January 2000.

         During the second quarter of 1999, the Company renewed the lease on its current space. The Company's monthly rent increased from $5,240 per month to approximately $14,967 per month.

Liquidity and Capital Resource
------------------------------

     Point West and PWS

         At present, neither Point West nor PWS has an external funding source from which to fund its working capital and general corporate needs. During the first half of 1999, the Company supported the operations of Point West, PWS and Fourteen Hill primarily from cash balances. In prior periods, the Company generated cash primarily from sales proceeds of life insurance policies and investment securities. The Company invested the cash in the growth of its businesses. At June 30, 1999, the Company's cash and cash equivalents were $10.2 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Fourteen Hill, Allegiance and PWS and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940." There can be no assurance that Point West or PWS will be successful in obtaining external financing on satisfactory terms assuming the Company determines additional funds are needed. Point West at present anticipates having sufficient liquidity to meet the working capital and operational needs of Point West and PWS through 1999, using current cash and cash equivalents.

     DPFC

         DPFC does not have operations. Point West, as servicer, incurs administrative costs associated with the Securitized Notes. Point West is reimbursed for these costs subject to priority provisions contained in the Indenture. As of June 30, 1999, the outstanding principal amount of the Securitized Notes was $38.5 million. As of the same date, DPFC had restricted cash of $2.0 million, which cannot be accessed by Point West except for reimbursement of costs incurred in connection with its activities as servicer under the Indenture. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require Point West to expend cash or obtain financing to satisfy such principal and interest obligations.

     Fourteen Hill

         Fourteen Hill's activities have generally been supported by capital investments by Point West, by the sale of certain investments and the repayment by obligors of loans. During 1997, Point West contributed $2.5 million to Fourteen Hill. During 1998, Point West contributed an additional $2.5 million to Fourteen Hill. During the first quarter of 1999, Point West contributed an additional $800,000 to Fourteen Hill. During the first half of 1999, Fourteen Hill generated $6.8 million from the sale of securities.

         Fourteen Hill Capital has an SBA debenture license and, therefore, may be permitted to borrow up to $12.5 million from the SBA. Any borrowings bear interest at the rate for ten year debentures issued by SBIC's and funded through public sales of certificates bearing the SBA's guarantee ("Debenture Rate"). Interest is payable semi-annually. In addition, there is a leverage fee of 3% and a fee of 1% per annum on the outstanding amount of debt. Among other requirements, an SBIC with an SBIC debenture license must maintain proper diversification of its portfolio. This requirement generally means that in order to borrow funds from the SBA, no single investment may exceed 20% of the SBIC's regulatory capital plus its net unrealized investment gains. The net unrealized investment gains may be used in this calculation only if the SBIC has positive retained earnings. Additionally, the portfolio must consist of a proper mix of debt and equity investments. In July 1998, Fourteen Hill Capital borrowed $3.0 million from the SBA. Fourteen Hill Capital is permitted to borrow an additional $9.5 million from the SBA.

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

     Allegiance

         As of June 30, 1999, Point West has made the only capital contribution to Allegiance Capital in the aggregate amount of $4.2 million.

         On August 19, 1998, Allegiance put in place the Allegiance Financing which may provide up to $56.4 million solely to support any lending activities of Allegiance. The Allegiance Financing provides interim fixed and floating rate financing through August 31, 1999. The Company anticipates that the Allegiance Financing will ultimately provide 15 year fixed and floating rate financing for loans originated by Allegiance. However, if Allegiance does not originate $30 million in loans by September 15, 1999, permanent financing will not be available under the Allegiance Financing and Allegiance would be responsible for finding an alternative financing source to repay the interim financing, unless the Allegiance Financing is extended as discussed below. As of June 30, 1999, Allegiance had borrowed $15.3 million under the Allegiance Financing.

         The Company and Investors have reached an agreement in principle to extend the Allegiance Financing through April 15, 2000. Although no assurance can be given that such extension will ultimately be put in place, if the extension is consummated Allegiance would be permitted to borrow up to $30 million on a revolving basis through March 31, 2000 on terms substantially similar to those of the current revolving certificates under the Allegiance Financing. In addition, the Investors would agree to provide up to $60 million of permanent financing (less any permanent financing provided under the current arrangement) through April 15, 2000, on terms substantially similar to the current term certificates under the Allegiance Financing, but with an increased weighted-average spread of approximately 0.5%. Upon completion of an initial $30 million term financing, whether under the current arrangement or the extension, subsequent term financings under the extension could be completed in a minimum amount of $15 million.

         The  Company  expects  that  the  Allegiance   Financing  will  provide
sufficient funds to support Allegiance's lending activities through August 1999. See Note 6 of the Condensed Notes to Consolidated Financial Statements.


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

         Although the Company believes that it did not exceed the Percentage Tests at June 30, 1999, it is possible that it may exceed the Percentage Tests in the near future as a result of the following:

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

                 The  success  of  Fourteen  Hill,   which  holds  a  number  of
                 investment securities, has exceeded expectations; and

                 The success of other investments by the Company has exceeded expectations.

         The majority of investment securities held by the Company have been acquired since January 1998. The aggregate value of these investments has increased substantially since the purchase dates. In particular, Fourteen Hill holds 1,120,266 shares of FlashNet common stock that was acquired for $2 million. FlashNet consummated an initial public offering in March 1999. FlashNet priced at $17 per share, but has traded between $15.63 and $51.50. At June 30, 1999, the price of FlashNet common stock was $29.44.

         In any event, the Company does not believe that it should be deemed to be an investment company because it is not engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act and the rules of the SEC promulgated thereunder and does not hold itself out as an investment company.

         During the second quarter of 1999, Fourteen Hill sold some of its investments in part to address these issues. The proceeds of these sales have been invested in U.S. government securities pending final use. The Company intends to pursue an aggressive strategy to ensure that it is not deemed to be an investment company. Some elements of this strategy, however, may at least in the short term materially adversely affect the Company's financial condition or results of operations, or both. The elements of this strategy, which are subject to the risks described below involve:

                 pursuing the growth of new operating businesses, by acquisition or internal development;

                 continuing to develop Allegiance's commercial lending business; and

                 continuing   to  dispose  of   investment   securities   and/or
                 restricting the growth of Fourteen Hill's business.

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

Continuing the Growth of Allegiance

         The Company will use all reasonable efforts to grow the commercial lending business of Allegiance. However, the growth of Allegiance is dependent on the market's acceptance of the product offerings and services of Allegiance, Allegiance's continued ability to raise financing for its activities,
Allegiance's ability to find suitable creditworthy borrowers and competitive pressures in the lending industry. As previously discussed although Allegiance and the Investors are discussing an extension of the Allegiance Financing, Allegiance does not have an external funding source beyond September 15, 1999. In addition, unless extended, Allegiance may need to arrange financing to repay its existing external interim funding source.

Disposing of Investment Securities/Limiting Growth of Fourteen Hill

         The Company may determine that it must dispose of additional investment securities to avoid being deemed to be an investment company. The dispositions may occur at times and on terms that would not maximize the value of these investments. In addition, the dispositions may result in disadvantageous tax consequences. The Company intends to use any proceeds of any additional sale to reduce debt and support its working capital. Pending final use, proceeds of any additional sale will be invested in U.S. government securities.

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

         The Company expects to spend approximately $30,000 to $50,000 in the aggregate to modify its computer information systems enabling proper processing of transactions relating to the Year 2000 and beyond ("Year 2000 Compliant"). During 1998, the Company made an assessment of Year 2000 Compliant issues and determined that it needed to modify or replace certain third party computer hardware and software. As the Company has implemented solutions to the Year 2000 Compliant issues, in some circumstances it has determined that replacing existing systems, hardware, or equipment may be more efficient and also provide additional functionality. The Company has completed the majority of such modifications and replacements. Through June 30, 1999, the Company had incurred Year 2000 Compliant costs of approximately $27,000, of which $19,000 has been capitalized. The Company does not believe the amounts expected to be expensed over the remainder of 1999 will have a material effect on its financial position or results of operations. However, there can be no assurance that actual costs
(i) will not materially exceed expected costs and (ii) will not have a material adverse effect on the Company's financial condition and results of operation. The Company has assessed its electronic office equipment such as the phone system, copiers, fax machines, printers, and the like to determine if such equipment is date sensitive and performed the required upgrades. The Company has assessed the readiness of its business-critical spreadsheets and customized databases and is making modifications of those systems as necessary. During the remainder of 1999, the Company will test and make any system refinements that may be needed.

         The Company has assessed the readiness of external entities, such as vendors, suppliers, investments and financial institutions which interface with the Company. Based on the results of this assessment the risk of business failure caused by an external party's Year 2000 malfunction is not significant. The Company's Year 2000 team is made up of three internal staff members. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be Year 2000 Compliant on a timely basis. Although the Company believes it is unlikely, there can be no assurance that the failure of the Company or a third party on which it is dependent to be Year 2000 Compliant will not have a material adverse effect on the Company's operations, prospects, financial condition or results of operations.

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

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (i) the ability of Allegiance to avail itself of the benefits of the Allegiance Financing beyond September 1999 or to extend the Allegiance Financing, (ii) the collection of interest, no incurrence of any loss and potential foreclosure and liquidation of one of the loans made by Allegiance, (iii) sufficiency of the Company's liquidity and capital resources (See "Liquidity and Capital Resources"), (iv) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (See
"Considerations Under the Investment Company Act of 1940"), (v) the Company's ability to enter into a settlement agreement in connection with the federal and state alleged class action lawsuits filed against the Company and its officers and directors, (vi) expected expenses (including amounts paid in any settlement) in connection with the lawsuits described above, (vii) expected future life insurance policy premium costs, (viii) the potential purchase of policies and cancellation of indebtedness by the Noteholders, and (ix) expected expenses to make the Company's computer operations Year 2000 Compliant and expectations regarding the Year 2000 Compliance of the Company, third-parties on which the Company is dependent and the efficacy of contingency plans related thereto. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) Allegiance's ability to originate a sufficient number and amount of loans and to reach an agreement with the Investors to extend the Allegiance Financing, (ii) the borrower's ability to make future payments on the defaulted Allegiance loan and Allegiance's ability to liquidate the collateral at a price at least equal to the amount of debt (including foreclosure fees and expenses) of such loan, (iii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (iv) availability and cost of capital, (v) the factors described under "Considerations Under the Investment Company Act of 1940," (vi) the outcome of the federal and state alleged class action lawsuits filed against the Company and its officers and directors, (vii) the maturity rate of DPFC's portfolio of life insurance policies, (viii) Point West's ability to reach an agreement with the Noteholders and (ix) the ability of the Company's suppliers and vendors to become Year 2000 Compliant.

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

         Beginning in 1999, because of the volatility of internet and internet related stocks, Point West shorted stocks of certain competitors of FlashNet so as to partially hedge Fourteen Hill's holdings in FlashNet. At June 30, 1999 no such hedges were in place. The Company recognized a $317,000 gain in connection with such hedging activities during the first quarter of 1999.

         Allegiance's variable rate debt consist of the Class A-R certificate totaling $10.0 million which bear interest based on the one-month LIBOR plus a spread of 2.0%. See Note 6 of the Condensed Notes to Consolidated Financial Statements.

         The table below represents principal cash flows and weighted average interest rates for the Allegiance loans outstanding at June 30, 1999:


                                  1999           2000           2001          2002          2003        Thereafter
                                  ----           ----           ----          ----          ----        ----------


Fixed rate loans (1)(2)       $  158,922    $   426,734     $  468,938    $  515,326    $  566,315    $14,749,224
Average interest
     rates (1)                    9.5%           9.5%           9.5%          9.5%          9.5%           9.5%
--

(1) The principal cash flows for fixed rate loans and average interest rates do not include one delinquent loan.
(2) The Company hedges its interest rate exposure related to the loans made by Allegiance because the interest rate at which Allegiance anticipates issuing term certificates will be set in the future at some point. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of term certificates. The Company sold 10-year Treasury Notes to hedge such interest rate risk.


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

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's outside directors. Plaintiffs have appealed this dismissal to the United States Circuit Court for the Ninth Circuit. On November 13, 1998, the Court granted plaintiff's motion for class certification. On March 11, 1999, defendants filed a motion for summary judgement which was denied. The case is currently in discovery. A trial date has been set for January 20, 2000. However, the plaintiffs and defendants have reached an agreement in principle providing for a settlement pursuant to which all claims against all defendants would be dismissed. The agreement provides for the payment of $3.15 million. Under the terms of the Company's D&O insurance policy, the Company's insurer is obligated to pay 70% of the settlement amount. Any settlement would be subject to court approval. No assurance can be given that a definitive settlement agreement will be reached, or, if reached, will be approved by the Court. In the event a settlement is not effected, the Company and each of the remaining defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed since its inception by agreement of the parties. However, the claims in this case will also be resolved by the settlement arrangement described above if it becomes effective. In the event a settlement is not effected, the Company and each of the defendants intend to defend the action vigorously.

         As a result of having reached a settlement agreement in principle, the Company recorded an accrued litigation settlement liability of $3.15 million and an accounts receivable from the insurance company of $2.2 million, and the remaining amount of $945,000 was expensed in the second quarter of 1999 in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         On May 10, 1999, the Company held an Annual Meeting of its stockholders. The election of two directors as set forth in the proxy statement were presented. Bradley N. Rotter and Stephen T. Bow were re-elected to the Board of Directors for a term expiring in 2002. The voting tallies were:

                    Director               Votes For             Votes Withheld
                    --------               ---------             --------------

                Bradley N. Rotter          3,136,852                 23,829

                 Stephen T. Bow            3,136,852                 23,829

         The other directors whose term of office continued after the meeting are: Alan B. Perper (term expiring in 2000), Paul A. Volberding (term expiring in 2000) and John Ward Rotter (term expiring in 2001).

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits:
                  Number        Description
                  ---------     ------------

                     27        Financial Data Schedule

                     99.1      Press Release for Fourteen Hill Capital, L.P.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

                    Date            Item Reported   Matter Reported
                    ----            -------------   ---------------

                    April 13, 1999     5            The   Company   issued   a
                                                    press release regarding  its
                                                    results of  operations  for
                                                    the first quarter of 1999.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              POINT WEST CAPITAL CORPORATION



Dated:  August 13, 1999                       /s/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




Dated:  August 13, 1999                       /s/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)