Form 10-Q
period 1999-09-30
POINT WEST CAPITAL CORP
filed 1999-11-15
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999
                                                 ------------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1999, there were 3,350,624 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------


                                      INDEX
                                      -----


Part I    Financial Information                                        Page #
------                                                                 ------

Item 1.   Consolidated Financial Statements (unaudited):

          Consolidated Balance Sheets
            September 30, 1999 and December 31, 1998                     1

          Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the Three and
            Nine Months Ended September 30, 1999 and 1998                2

          Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 1998                3

          Condensed Notes to Consolidated Financial Statements          4-15

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        16-30

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                           31


Part II   Other Information
-------

Item 1.   Legal Proceedings                                             32

Item 5.   Other Information                                             33

Item 6.   Exhibits and Reports on Form 8-K                              33

Signatures                                                              35

                                      (i)

                         POINT WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998




                                                                               September 30,          December 31,
                                 ASSETS                                             1999                  1998
                                                                             -------------------   --------------------



Cash and cash equivalents                                                  $          8,957,720  $           6,668,126
Restricted cash                                                                       1,688,191              3,153,513
Investment securities

           Held-to-maturity                                                           4,479,856                     --
           Available-for-sale                                                        10,795,110              2,113,034
Matured policies receivable                                                             279,295                 12,000
Loans receivable, net of unearned income of $479,073 and
           $117,709, respectively, and net of an allowance for
           loan losses of $135,000 and $50,000, respectively                         29,110,446             10,187,590
Purchased life insurance policies                                                    31,861,707             33,893,017
Non-marketable securities                                                             4,665,126              5,396,607
Deferred financing costs, net of accumulated amortization
           of $1,293,858 and $907,848, respectively                                     717,817                810,545
Furniture and equipment, net of accumulated depreciation of
           $10,403 and $4,469, respectively                                              33,710                 25,365
Other assets                                                                          2,490,143                182,964
                                                                             -------------------   --------------------

           Total assets                                                    $         95,079,121  $          62,442,761
                                                                             ===================   ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense                                                   $            288,981  $             263,805
Accounts payable                                                                        337,720                192,436
Accrued compensation payable                                                            423,164                222,000
Accrued litigation settlement                                                         3,150,000                     --
Revolving certificates                                                                       --              5,400,045
Term certificates                                                                    24,635,000                     --
Long term notes payable                                                              38,528,914             38,528,914
Debentures                                                                            3,000,000              3,000,000
Deferred income taxes                                                                   739,005                  6,000
                                                                             -------------------   --------------------

           Total                                                                     71,102,784             47,613,200
           liabilities
                                                                             -------------------   --------------------

Stockholders' equity:
           Common  stock,  $0.01  par  value;   15,000,000   authorized  shares,
                4,389,124 and 4,291,824 shares, respectively, issued
                3,350,624 and 3,253,324 shares, respectively, outstanding               43,891                 42,918
           Additional paid-in-capital                                               29,823,503             29,496,720
           Accumulated comprehensive income-- net unrealized
                investment gains (losses)                                            3,209,176                (188,966)
           Retained deficit                                                          (6,226,201)           (11,647,079)
           Treasury stock, 1,038,500 shares                                          (2,874,032)            (2,874,032)
                                                                             -------------------   --------------------

           Total stockholders' equity                                               23,976,337             14,829,561
                                                                             -------------------   --------------------

           Total liabilities and stockholders' equity                      $        95,079,121  $          62,442,761
                                                                             ===================   ====================

     See accompanying condensed notes to consolidated financial statements.

                                       1

                         POINT WEST CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
    INCOME (LOSS) For the Three and Nine Months Ended September 30, 1999 and
     1998




                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                               1999              1998                 1999               1998
                                                         -----------------  ----------------    -----------------  -----------------


 Income:
     Earned discounts on matured policies              $           76,201 $          65,167   $          187,202 $          430,819
     Interest income                                            1,074,238           350,218            2,144,709          1,049,373
     Gain on assets sold                                               --            14,820                7,751            165,346
     Gain on sale of securities                                 5,946,723           109,691           11,706,942            109,691
     Other                                                         41,985            64,299              352,574            233,187
                                                         -----------------  ----------------    -----------------  -----------------
          Total income                                          7,139,147           604,195           14,399,178          1,988,416

Expenses:
     Interest expense                                           1,313,165           925,545            3,520,312          2,697,587
     Compensation and benefits                                    585,117           414,984            1,368,897          1,110,322
     Other general and administrative expenses                    394,097           409,101            2,597,382          1,256,920
     Amortization                                                 134,039            71,406              386,010            196,718
     Depreciation                                                   2,258             1,240                5,934              2,443
     Loss on non-marketable securities                                 --         1,073,494              535,000          1,073,494
                                                         -----------------  ----------------    -----------------  -----------------
          Total expenses                                        2,428,676         2,895,770            8,413,535          6,337,484
                                                         -----------------  ----------------    -----------------  -----------------

          Gain (loss) before income taxes and net loss
              in wholly owned financing subsidiary
              charged to reserve for equity interest            4,710,471        (2,291,575)           5,985,643        (4,349,068)

Income tax expense                                                547,265                --              564,765                 --

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest                                    --           407,324                   --          2,300,037

                                                         -----------------  ----------------    -----------------  -----------------
          Net income (loss)                                     4,163,206       (1,884,251)            5,420,878        (2,049,031)

Comprehensive income -- net unrealized
     investment gains (losses)                               (11,762,998)       (2,326,692)            3,398,142        (2,407,344)
                                                         -----------------  ----------------    -----------------  -----------------
Total comprehensive income (loss)                      $      (7,599,792) $     (4,210,943)   $        8,819,020 $      (4,456,375)
                                                         =================  ================    =================  =================

Basic earnings (loss) per share                        $             1.24            (0.58)   $             1.63 $           (0.63)
Diluted earnings (loss) per share                                    1.17            (0.58)                 1.49             (0.63)

Weighted average number of shares of common stock
     outstanding                                                3,350,624         3,253,324            3,321,888          3,253,324
Weighted average number of shares of common stock
     and common stock equivalents outstanding                   3,549,536         3,253,324            3,648,029          3,253,324


     See accompanying condensed notes to consolidated financial statements.

                         POINT WEST CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998


                                                                           Nine Months Ended
                                                                             September 30,
                                                                        1999               1998
                                                                  -----------------   ---------------


Cash flows from operating activities:
    Net income (loss)                                           $        5,420,878 $      (2,049,031)
    Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
        Depreciation and amortization                                      391,944            199,161
        Gain on assets sold                                                (7,751)          (165,346)
        Gain on sale of securities                                    (11,706,942)                 --
        Earned discounts on policies                                     (187,202)          (430,819)
        Collections on matured life insurance policies                   1,950,863          3,082,440
        Increase in reserve for loans receivable                            85,000                 --
        Increase in other assets                                         (121,265)            (1,729)
        Increase (decrease) in accrued interest expense                     25,176            (8,335)
        Increase (decrease) in accounts payable                            145,284            (8,208)
        Increase (decrease) in accrued compensation payable                201,164           (30,000)
        Increase in deferred taxes                                         516,885                 --
        Decrease in reserve for equity interest in wholly
                 owned financing subsidiary                                     --        (2,128,989)
        Increase in non-marketable securities received                   (624,918)                 --
        Loss on non-marketable securities                                  535,000          1,073,494
        Loss on loan                                                       140,000                 --
        Increase in accrued litigation settlement                          945,000                 --
                                                                  -----------------   ----------------
                 Net cash used in operating activities                 (2,290,884)          (467,362)
                                                                  -----------------   ----------------

Cash flows from investing activities:
    Proceeds from sale of other assets                                      27,126            229,067
    Purchase of furniture and equipment                                    (14,279)           (22,630)
    Decrease in restricted cash                                          1,465,322            323,015
    Purchase of investments and non-marketable securities             (11,699,821)         (6,708,504)
    Proceeds from sale of investments and non-marketable
    securities                                                         14,755,627          2,028,000
    Additions to loans receivable                                     (19,631,409)        (3,111,990)
    Principal payments on loans receivable                                 483,553            109,008
                                                                  -----------------   ----------------
                 Net cash used in investing activities                (14,613,881)        (7,154,034)
                                                                  -----------------   ----------------

Cash flows from financing activities:
    Proceeds from debentures                                                    --          3,000,000
    Principal payments on long term notes payable                               --          (275,193)
    Proceeds from revolving certificates                                19,708,039                 --
    Principal payments on revolving certificates                      (25,108,084)                 --
    Proceeds from term certificates                                     24,635,000                 --
    Increase in financing costs                                          (293,282)          (187,501)
    Proceeds from options exercised                                        252,686                 --
                                                                  -----------------   ----------------
                 Net cash provided by financing activities              19,194,359          2,537,306
                                                                  -----------------   ----------------

                 Net increase (decrease) in cash and cash
                 equivalents                                             2,289,594        (5,084,090)

Cash and cash equivalents, beginning of period                           6,668,126         10,039,560
                                                                  -----------------   ----------------

Cash and cash equivalents, end of period                        $        8,957,720 $        4,955,470
                                                                  =================   ================


Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized gain (loss) on securities available for sale     $        3,398,142 $      (2,407,344)
    Receipt of warrants                                         $          624,918 $               --
    Establishment of receivable from insurance company          $        2,205,000 $               --
    Accrued litigation settlement                               $        3,150,000 $               --
Supplemental disclosure of cash flow information:
    Taxes paid                                                  $           60,736         $   16,014

    Cash paid for interest                                      $        3,495,136 $        2,701,359

     See accompanying condensed notes to consolidated financial statements.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------


1.        General Description
--        -------------------

         The unaudited consolidated financial statements of Point West Capital Corporation ("Point West") and its consolidated entities (the "Company") as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Consolidated Balance Sheet as of December 31, 1998 has been derived from the audited consolidated financial statements of the Company. The statements and notes thereto included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K").

         Point West is a specialty  financial  services  company.  The Company's financial statements consolidate the assets, liabilities and operations of Dignity Partners Funding Corp. I ("DPFC"), Point West Venture Management, LLC (formerly known as Fourteen Hill Management, LLC) ("Point West Management"), Point West Ventures, L.P. (formerly known as Fourteen Hill Capital, L.P.) ("Point West Ventures"), Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I"), Allegiance Management Corp. ("Allegiance Management") and Point West Securities, LLC ("PWS"). References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Subsequently, the Company has become a more broadly-based specialty financial services company. During 1997, the Company expanded its financial services business through the operations of Ventures, which invests in small businesses, and Allegiance, which lends funds to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC. The Company continues to evaluate new business opportunities.

         The Company has significant net operating losses (NOLs) for tax purposes. The NOLs are primarily related to losses incurred by DPFC. The Company has established valuation allowances which offset completely the deferred tax assets related to NOLs because the Company and DPFC have been unable to consistently generate taxable earnings. There has been no reduction made to the valuation allowance in connection with the gain upon the anticipated retirement of the Securitized Notes discussed in Note 7 or the unrealized gains on investment securities discussed in Note 2. The Company will reevaluate the amount of the valuation allowance in future periods.

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133. SFAS 137 defers the effective date of Statement of Financial Accounting Standard No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is still reviewing the impact of these pronouncements.

2.        Investment Securities
--        ---------------------

         Statement of Financial Accounting Standard No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported on the Consolidated Balance Sheets at fair market value with any cumulative unrealized gains and losses as a separate component of stockholders' equity and any unrealized gains and losses for the respective period as a separate line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). Many of the equity securities classified by the Company as available-for-sale are securities traded in the NASDAQ SmallCap Market(R) or the NASDAQ OTC Bulletin Board(R). Fair market value is estimated by the Company based on the average closing bid of the securities for the last three trading days of the reporting period and is adjusted to reflect management's estimate of liquidity constraints. Securities classified as held-to-maturity included U.S. treasury bills reported at cost with maturities greater than three months, but less than one year. Cash and cash equivalents included U.S. treasury bills with maturities less than three months of $8.6 million and $4.9 million at September 30, 1999 and December 31, 1998, respectively. The Company had no trading securities at September 30, 1999 and no held-to-maturity or trading securities at December 31, 1998. Any realized gains and losses, accrued interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) on an appropriate line item above "Net Income (Loss)."

         The costs and estimated fair market value of investment securities (before any minority interest) reflected on the Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998 are as follows:



                                                 September 30, 1999
---------------------------------------------------------------------------------------------------------------------
                                                          Gross             Gross                   Fair
                                            Cost       Unrealized        Unrealized                Market
                                                          Gains             Losses                 Value
Held-to-maturity
           U.S. treasury bills....   $     4,479,856     $          --     $           --    $     4,479,856
                                      ---------------  ---------------    ---------------    ---------------
      Total Held-to-maturity......   $     4,479,856     $          --     $           --    $     4,479,856


 Available-for-sale
           Corporate bond........    $       350,000   $            --     $    (293,750)    $        56,250
           Common stock..........          6,944,680         5,561,231        (1,857,051)         10,738,860
                                     ---------------   ---------------    ---------------    ---------------
      Total available-for-sale...    $     7,294,680   $     5,561,231     $  (2,150,801)    $    10,795,110





                                                 December 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                          Gross               Gross                   Fair
                                            Cost        Unrealized          Unrealized               Market
                                                          Gains               Losses                  Value


 Available-for-sale
           Corporate bond....        $       350,000   $            --    $     (190,000)    $       160,000
           Common stock......              1,952,000             8,092            (7,058)          1,953,034
                                     ---------------   ---------------    ---------------    ---------------
      Total available-for-sale       $     2,302,000   $         8,092    $     (197,058)    $     2,113,034




         Cumulative unrealized gains (losses) on available-for-sale securities (representing differences between estimated fair market value and cost) were $3.5 million and ($189,000) at September 30, 1999 and December 31, 1998, respectively. A separate balance sheet component of stockholders' equity called "Accumulated Comprehensive Income -- Net Unrealized Investment Gains (Losses)" reflects such cumulative gains (losses), net of applicable taxes. For the three and nine months ended September 30, 1999 and 1998, the Company's total comprehensive income (loss) in its Consolidated Statements of Operations and Comprehensive Income (Loss) includes unrealized investment gains (losses), net of applicable taxes, only for the respective period. See Note 10.

3.        Loans Receivable
--        ----------------

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Ventures. Such loans are reported at amortized cost net of an allowance for loan losses for the Allegiance loans, and interest is accrued as earned.

         Allegiance had seventeen loans outstanding at September 30, 1999 in the aggregate principal amount of $29.4 million, which bear a weighted-average fixed interest rate per annum of 9.6%. Allegiance had five loans outstanding at December 31, 1998 in the aggregate principal amount of $9.1 million, which bear a weighted-average fixed interest rate per annum of 9.3%. Principal payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, in approximately fifteen years from the initial loan date. At September 30, 1999, one loan was delinquent and on non-accrual status. Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with Statement of Financial Accounting Standard No. 91 ("SFAS 91"), Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

         In August 1998, Allegiance put in place a structured financing (the "Allegiance Financing") which provides short term financing and long term financing, subject to certain limitations, with respect to loans Allegiance has made in the past and may make in the future. See Note 6. Allegiance uses futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of term certificates. The futures contracts are intended to protect the net interest margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standard No. 80 ("SFAS 80"), Accounting for Futures Contracts, all such deferred amounts are reflected on the Consolidated Balance Sheets as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of September 30, 1999, Allegiance had net realized gains on its hedging activities of $215,000 which decreased loans receivable in a like amount. As of September 30, 1999 Allegiance had no open hedging positions.

         Ventures had one loan outstanding at September 30, 1999 in the aggregate principal amount of $614,000, which was originated in January 1998 and bears interest at a fixed interest rate per annum of 15%. Such loan matures, subject to permitted prepayments, approximately 5 years from the initial loan date.

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

5.        Non-Marketable Securities
--        -------------------------

         Non-marketable securities include investments in non-marketable debt and equity securities through Point West and Ventures. The Company accounts for such non-marketable securities using the cost method. See the Form 10-K.

         The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, the Company determined that $535,000 of non-marketable securities of one company held by Ventures was impaired at June 30, 1999. Therefore, the Company wrote-off the entire $535,000 carrying value of such security.

6.        Revolving and Term Certificates
--        -------------------------------

         Pursuant to the Allegiance Financing, a consortium of insurance companies (the "Investors") provided funding through September 20, 1999, with a balance at that date of $24.9 million, on a non-recourse revolving certificate basis which was used for the purchase or funding of loans originated by Allegiance Capital and transferred to Allegiance Funding. On September 21, 1999, the revolving certificates then outstanding were repaid through the issuance of the term certificates described below. In addition, the Company and Investors extended the Allegiance Financing through April 15, 2000. The Investors agreed to continue to provide revolving debt, subject to certain limitations, through April 15, 2000, on terms substantially similar to those under the original revolving certificates under the Allegiance Financing, but with an increased weighted-average spread of approximately 0.05%. Allegiance has agreed to retain an unrated revolving certificate related to the extension. In addition, the Investors agreed to provide up to $30 million of additional term financing, subject to certain limitations, through April 15, 2000, on terms substantially similar to those under the original term certificates issued under the Allegiance Financing, but with an increased weighted-average spread of approximately 0.5%. Term financings under the extension may be completed in minimum amounts of $15 million.

         Under the Allegiance Financing various classes of revolving and term certificates through Allegiance Trust I have been issued. With the extension, the amount issued under different classes may increase, and increases may be disproportionate to the current proportions of term certificates outstanding. The original revolving certificates were issued in August 1998 in four classes, consisting of Class A-R, Class B-R, Class C-R and Class D-R. The Class D-R certificate, which represents the right to receive all excess cash flow from Allegiance Trust I, was unrated while the other revolving certificates received ratings from Duff & Phelps Credit Rating Co. ("Duff & Phelps") ranging from A to BB. At September 20, 1999, the following principal amounts of Class A-R, Class B-R, Class C-R and Class D-R certificates were outstanding, respectively: $19.5 million, $3.2 million, $2.2 million and $2.4 million. At September 21, 1999 such revolving certificates were repaid through the issuance in the following amounts of Class A, Class B, Class C, Class D, Class E and Class F term certificates:
$17.8 million, $1.8 million, $2.0 million, $1.8 million, $1.3 million and $2.6 million. The Class F term certificate, which was retained by Allegiance, was unrated while the other term certificates received ratings from Duff & Phelps ranging from AA to B.

         Because of Allegiance's right to redeem the term certificates if 15% or less in principal amount of certificates is outstanding, the Allegiance Financing does not qualify for sale treatment under Statement of Financial Accounting Standard No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and borrowings under the Allegiance Financing are reflected on the Consolidated Balance Sheets.

         In connection with the Allegiance Financing, Allegiance Capital paid a $175,000 commitment fee when funds were initially borrowed. Of such commitment fee, $58,000 has been amortized over the expected life of the revolving certificates (10 months) and $117,000 will be amortized over the expected life of the term certificates (15 years). In connection with the extension, Allegiance paid a $125,000 commitment fee. Of such fee, $42,000 will be amortized over the expected life of the revolving certificates (8 months) and $83,000 will be amortized over the expected life of the term certificates (15 years). These allocations were based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates.

         In connection with the extension of the Allegiance Financing, Point West agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. The amount of cash will be a function of several variables including the monthly LIBOR interest rate and the outstanding balance of the Class A-R certificate. At present the outstanding balance of the Class A-R certificate is zero.

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

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. From 1996 through the third quarter of 1998, losses associated with DPFC were charged against the reserve which was originally established in 1996 for the estimated loss of Point West's equity interest in DPFC. See Note 4. Since the third quarter of 1998, losses associated with DPFC after depletion of the reserve have been reflected in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) in the appropriate period. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit reflected (less any tax effect for debt forgiveness). For the first nine months of 1999, the loss associated with DPFC was approximately $3.1 million. At September 30, 1999, DPFC's accumulated deficit was $4.8 million.

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

8.        Debentures
--        ----------

         Point West Ventures has issued one debenture in the principal amount of $3 million payable to the Small Business Administration ("SBA") with semi-annual interest only payments at a fixed rate of 5.9% (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. In addition, Point West Ventures paid to the SBA a $105,000 fee (3.5% of the total borrowings) to borrow such money. The debenture is subject to a prepayment penalty if paid prior to September 1, 2003.

9.        Stockholders' Equity
--        ---------------------

         Changes in stockholders' equity during the first nine months of 1999 reflected the following:

Stockholders' equity, beginning of period                      $14,829,561
   Common stock -- options exercised                                   973
   Additional paid-in-capital -- options exercised                 326,783
   Accumulated comprehensive income -- net unrealized
          investment gains                                       3,398,142
   Net income                                                    5,420,878
                                                               -----------
Stockholders' equity, end of period                            $23,976,337

10.       Comprehensive Income -- Net Unrealized Investment Gains (Losses)
--        ----------------------------------------------------------------

         Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income, requires the reporting of comprehensive income. For the nine months ended September 30, 1999, the Company's total comprehensive income includes net unrealized investment gains, net of applicable taxes of $291,000, which represents the increase in the Company's investment securities classified as available-for-sale.

         The Company originally reported "Comprehensive Income -- Net Unrealized Investment Gains (Losses)" of $(3.3) million and $2.4 million for the three and nine months ended September 30, 1998, respectively, in its Form 10-Q for the period ended September 30, 1998. Of these unrealized gains (losses), $(1.0) million and $4.8 million in the three and nine months ended September 30, 1998, respectively, related to unrealized gains (losses) on certain convertible preferred shares originally classified as available-for-sale. In this Form 10-Q, the Company has reported "Comprehensive Income -- Net Unrealized Investment Gains (Losses)" for the same periods of $(2.3) million and $(2.4) million. The difference in numbers reported is due to a reclassification of those convertible preferred shares from available-for-sale to non-marketable securities, which are carried at cost. See Notes 2 and 5. In both periods, such securities were convertible into marketable securities but nonetheless should have been reflected at September 30, 1998 as non-marketable securities under GAAP and carried at cost with corresponding footnote disclosure regarding any significant appreciation or permanent impairment. During the first half of 1999, such securities were converted into common shares and sold.

11.       Earnings per Share
--        ------------------

         Earnings per share ("EPS") is calculated in accordance with Statement of Financial Accounting Standard No.128 ("SFAS 128"). The weighted-average number of common stock shares and additional common stock equivalent shares used in computing EPS are set forth below for the periods indicated.

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September  30,
                                                             1999         1998             1999        1998


Weighted-average number of shares of common
 stock outstanding.........................                 3,350,624  3,253,324          3,321,888    3,253,324
Additional common stock equivalents........                   198,912         --            326,141           --
                                                            ---------  ---------          ---------   ----------
Weighted-average number of shares of common
 stock and common stock equivalents
 outstanding...............................                 3,549,536  3,253,324          3,648,029    3,253,324


         Diluted EPS for the three and nine months ended September 30, 1998 do not include any common stock equivalents due to their anti-dilutive effect.

12.       Litigation
--        ----------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's outside directors. Plaintiffs appealed this dismissal to the United States Circuit Court for the Ninth Circuit. On November 13, 1998, the Court granted plaintiff's motion for class certification. On March 11, 1999, defendants filed a motion for summary judgement which was denied. In August 1999, the Ninth Circuit reversed the United States District Court's ruling in regard to the Section 11 claims. The plaintiffs and defendants have executed a memorandum of understanding providing for a settlement pursuant to which all claims against all defendants would be dismissed. The memorandum of understanding provides for the payment of $3.15 million to the plaintiffs. Under the terms of the Company's D&O insurance policy, the Company's insurer is obligated to pay 70% of the settlement amount. The settlement is subject to negotiation and execution of further documentation and court approval. No assurance can be given that a definitive settlement agreement will be reached, or, if reached, will be approved by the Court. In the event a settlement is not effected, the Company and each of the defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed since its inception by agreement of the parties. However, the claims in this case are covered by the memorandum of understanding described above and will also be dismissed pursuant to the settlement arrangement described above if it becomes effective. In the event a settlement is not effected, the Company and each of the defendants intend to defend the action vigorously.

         As a result of having reached a settlement agreement in principle, the Company recorded an accrued litigation settlement liability of $3.15 million and an accounts receivable from the insurance company of $2.2 million. The remaining amount of $945,000 was expensed in the second quarter of 1999 in the Consolidated Statements of Operations and Comprehensive Income (Loss).

13.       Segment Reporting
--        -----------------

         Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chairman of the Board, the President and the Chief Financial Officer of Point West.

         The Company's reportable operating segments include Viatical Settlements, Ventures and Allegiance. The Other segment includes Point West and PWS. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Form 10-K.

         The following tables represent the Company's results from segments for the three months ended September 30, 1999 and 1998.

                                   Three Months Ended September 30, 1999
                     -----------------------------------------------------------------------------------------

                               Viatical
                           Settlements (1)        Ventures           Allegiance          Other             Total
                           ---------------        --------           ----------          -----             -----

Interest income......         $    19,488       $    475,996      $    517,361      $    61,393   $     1,074,238
Gain on sale of
   securities.........                 --          3,499,686                --        2,447,037         5,946,723
Other revenue........              99,052                 --             10,000           9,134           118,186
Interest expense......            879,651             52,478            381,036              --         1,313,165
Depreciation &
   Amortization......              58,720              7,500             67,819           2,258           136,297
Income tax expense.                    --                 --             30,380         516,885           547,265
Contributed income
   (loss) (2)............        (884,027)         3,912,443           (156,166)      1,290,956         4,163,206
Comprehensive
  Income (loss)......                  --        (11,761,748)                --          (1,250)      (11,762,998)
Segment assets......           33,962,584         20,791,042          29,915,252     10,410,243        95,079,121



                                   Three Months Ended September 30, 1998
                     -----------------------------------------------------------------------------------------

                               Viatical
                           Settlements (1)        Ventures           Allegiance          Other             Total
                           ---------------        --------           ----------          -----             -----

Interest income......         $    50,569       $     32,213      $    139,934      $   127,502  $        350,218
Gain on sale of
   securities.........                 --             24,691                --           85,000           109,691
Other revenue........             156,825                 --           (12,539)              --           144,286
Interest expense......            879,651             45,894                --               --           925,545
Depreciation &
   Amortization......              58,720             10,759             1,927            1,240            72,646
Income tax expense.                    --                 --                --               --                --
Contributed income
   (loss) (2)............        (439,139)         (1,019,650)           2,319         (427,781)       (1,884,251)
Comprehensive
  Income (loss)......                  --          (2,326,692)              --               --        (2,326,692)
Segment assets......           38,195,121           7,330,338(3)     6,275,716        7,089,930        58,891,105(3)



         The following tables represent the Company's results from segments for the nine months ended September 30, 1999 and 1998.




                                                 Nine Months Ended September 30, 1999
                           -----------------------------------------------------------------------------------------
                               Viatical
                            Settlements (1)       Ventures         Allegiance          Other             Total
                            ---------------       ---------        ----------          -----             -----


Interest income......        $       65,178   $       795,579     $  1,109,725  $      174,227   $       2,144,709
Gain on sale of
   securities.........                   --         8,942,455               --       2,764,487          11,706,942
Other revenue........               262,578            46,458           10,000         228,491             547,527
Interest expense......            2,634,131           155,722          730,459              --           3,520,312
Depreciation &
  amortization.......               176,160            22,500          187,350           5,934             391,944
Income tax expense .                    800               800           43,880         519,285             564,765
Contributed  income
   (loss) (2)............       (2,765,830)         9,061,763        (346,432)       (528,623)           5,420,878
Comprehensive
  income (loss)........                 --          3,501,892              --        (103,750)           3,398,142
Segment assets......            33,962,584         20,791,042      29,915,252       10,410,243          95,079,121





                                                        Nine Months Ended September 30, 1998
                           -----------------------------------------------------------------------------------------
                               Viatical
                            Settlements (1)       Ventures         Allegiance          Other             Total
                            ---------------       ---------        ----------          -----             -----

Interest income......         $     157,783   $       150,891     $    424,168  $       316,531   $      1,049,373

Gain on sale of
   securities.........                   --            24,691               --           85,000            109,691
Other revenue........               768,815                --           (9,088)          69,625            829,352
Interest expense......            2,651,693            45,894               --               --          2,697,587
Depreciation &
  amortization.......               176,160            15,775            4,783            2,443            199,161
Income tax expense .                     --                --               --               --                 --
Contributed        income
(loss) (2)..............           (115,513)         (937,199)          213,193      (1,209,512)        (2,049,031)
Comprehensive
  income (loss) (3)...                    --       (2,407,344)               --              --         (2,407,344)
Segment assets.......             38,195,121        7,330,338(3)      6,275,716       7,089,930         58,891,105(3)


--
(1) The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West.
(2) Corporate overhead and income tax expense are not generally allocated between segments and are included in the Other segment.
(3) Reflects a reclassification of convertible preferred shares held by Ventures from available-for-sale to non-marketable securities, which are carried at cost. See Note 10.


         A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:


                                                 Three Months Ended
                                                ------------------
                                          September 30, 1999  September 30, 1998
          Income
          ------
          Interest income                 $    1,074,238     $      350,218
          Gain on sale of securities           5,946,723            109,691
          Other revenue                          118,186            144,286
                                          ---------------    ---------------
           Total income                   $    7,139,147     $      604,195


                                                Nine Months Ended
                                                ------------------


                                          September 30, 1999  September 30, 1998
          Income
          ------
          Interest income                 $    2,144,709     $    1,049,373
          Gain on sale of securities          11,706,942            109,691
          Other revenue                          547,527            829,352
                                          ---------------    ---------------
           Total income                   $   14,399,178     $    1,988,416


14.       Events Subsequent to the Balance Sheet Date
--        -------------------------------------------

         Ventures has invested a total of $2.9 million in four new small business entities through November 10, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 1999, and of the results of operations for the Company for the three and nine months ended September 30, 1999 and 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. For the reasons set forth below (including the inception of two new businesses in the second half of 1997 which generated substantially more activity in the first nine months of 1999 compared to the first nine months of 1998) the Company's results of operations and cash flows for the three and nine months ended September 30, 1999 are not comparable to those for the three and nine months ended September 30, 1998.

Overview
--------

         Point West is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Ventures, Allegiance and PWS. See the Form 10-K and Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. See the Form 10-K for further information regarding the Company's former principal business activity. Subsequently, the Company has become a more broadly-based specialty financial services company. During 1997, the Company expanded its financial services business through the operations of Ventures, which invests in small businesses, and Allegiance, which lends funds to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. The Company continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC. See Note 4 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         Information regarding the revenues, contributed income (loss) and identifiable assets for each of the Company's business segments is contained in
Note 13 of the Condensed Notes to Consolidated Financial Statements (contained herein).

         The Company continues to evaluate new business opportunities. Ventures, Allegiance and PWS, whose business activities are described below, may or may not be indicative of the types of business opportunities the Company will continue to pursue. No assurance can be given that the Company will be successful in becoming a broad-based specialty financial services company or that any such enterprise will be successful. The Company is seeking advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses. See "Considerations Under the Investment Company Act of 1940."

Results of Operations for the Company
-------------------------------------

     Three and Nine Months Ended  September  30, 1999  Compared to the Three and
     ---------------------------------------------------------------------------
     Nine Months Ended September 30, 1998
     ------------------------------------

         Total Income. Total income increased $6.5 million to $7.1 million in the third quarter of 1999 from $604,000 in the third quarter of 1998. This increase was due primarily to $3.5 million and $2.4 million of gain on sale of securities by Ventures and Point West, respectively, during the third quarter of 1999. The increase was also due to a $724,000 increase in interest income primarily related to loans held by Allegiance and Ventures. Total income increased $12.4 million to $14.4 million in the first nine months of 1999 from $2.0 million in the first nine months of 1998. This increase was due primarily to $8.9 million of gain on sale of securities by Ventures during the first nine months of 1999. Also contributing to the increase was (i) $2.8 million of gain on sale of securities by Point West, (ii) a $1.1 million increase in interest income primarily related to loans held by Allegiance and Ventures and (iii) a $119,000 increase in other income primarily related to a fee received by PWS for investment banking services. Offsetting the increase in the first nine months of 1999 compared to the first nine months of 1998 was an aggregate decrease of $401,000 in income related to the Viatical Settlement segment. See "Results of Operations by Segment -- Viatical Settlements -- Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998 -- Earned Discounts on Matured Policies" and " -- Gain on Assets Sold."

         Total Expenses. Total expenses decreased 17.2% to $2.4 million in the third quarter of 1999 from $2.9 million in the third quarter of 1998. This decrease was primarily due to a $1.1 million loss on non-marketable securities recorded in the third quarter of 1998. Offsetting this decrease were (i) a $388,000 increase in interest expense related to borrowings by Allegiance, (ii) a $170,000 increase in compensation and benefits expense primarily related to an increase in salaries paid to employees and (iii) a $63,000 increase in amortization costs related to the Allegiance Financing.

         Total expenses increased 33.3% to $8.4 million in the first nine months of 1999 from $6.3 million in the first nine months of 1998. This increase was primarily due to $945,000 of estimated litigation expense recorded in the second quarter of 1999 reflecting the amount of the proposed settlement arrangement of the pending federal class action and state alleged class action lawsuits not covered by insurance. The proposed settlement is subject to a number of contingencies described in Note 12 of the Condensed Notes to Consolidated Financial Statements (contained herein). Also contributing to the increase were
(i) a $823,000 increase in interest expense related to borrowings by Allegiance,
(ii) a $259,000 increase in compensation and benefits expense primarily related to an increase in salaries paid to employees, (iii) a $189,000 increase in amortization costs related to the Allegiance Financing, (iv) a $133,000 increase in legal expenses incurred in connection with the federal class action and state alleged class action lawsuits filed against Point West and its directors and (v) a $140,000 write-off of a loan recognized by Point West. See "Results of Operations by Segment -- Other -- Other General and Administrative Expenses." The Company wrote-off $535,000 of non-marketable securities during the first nine months of 1999. This compares to a $1.1 million write-off during the comparable 1998 period, thereby offsetting the increase in total expenses in the first nine months of 1999 compared to the first nine months of 1998.

         Income Tax Expense. The income tax expense of $547,000 and $565,000 recorded in the three and nine months ended September 30, 1999, respectively, is primarily related to the state tax expense for gain on sale of securities recognized by Point West and Ventures. See "Income Taxes."

         Net Loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. The DPFC net loss of $407,000 and $2.3 million recorded in the three and nine months ended September 30, 1998, respectively, was included in the Company's loss before net loss in wholly owned financing subsidiary charged to reserve for equity interest. Prior to the depletion of the reserve during the third quarter of 1998, losses were charged against the reserve for equity interest in wholly owned financing subsidiary. After the reserve was fully depleted during the third quarter of 1998, DPFC's losses have been reflected in the Company's net income (loss). All additional losses of DPFC will be reflected in the Company's net income (loss) for the periods in which such losses occur. See the Form 10-K for additional information.

         Comprehensive Income -- Net Unrealized Investment Gains (Losses). Comprehensive income -- net unrealized investment gains (losses) for any period reflects unrealized gains or losses on marketable securities during that period. The line item changes as a result of (i) fluctuations in the market value of marketable securities from period to period, (ii) acquisitions and dispositions of marketable securities from period to period and (iii) the recharacterizations of investments from non-marketable securities (which are reflected at the lower of cost or market value) to marketable securities (which are reflected at fair market value). During the first quarter of 1999, one of Ventures' investments, FlashNet Communications Inc. ("FlashNet"), completed an initial public offering. As a result of the offering, the FlashNet securities held by Ventures were recharacterized from non-marketable securities to marketable securities. Primarily as a result of the recharacterization of FlashNet shares and other non-marketable securities to marketable securities, comprehensive income -- net unrealized investment gains (losses) for the nine months ended September 30, 1999 was $3.4 million versus $(2.4) million for the comparable 1998 period. The increase was also impacted, both positively and negatively, by the amount of marketable securities held and changes in the value of those securities. Comprehensive income -- net unrealized investment losses for the third quarter of 1999 was $(11.8) million, primarily reflecting the decrease in the market value of the FlashNet securities between June 30, 1999 and September 30, 1999 and the sale of shares of FlashNet securities in September 1999.

         The Company originally reported "Comprehensive Income -- Net Unrealized Investment Gains (Losses)" of $(3.3) million and $2.4 million for the three and nine months ended September 30, 1998, respectively, in its Form 10-Q for the period ended September 30, 1998. Of these unrealized gains (losses), $(1.0) million and $4.8 million in the three and nine months ended September 30, 1998, respectively, related to unrealized gains (losses) on certain convertible preferred shares originally classified as available-for-sale. In this Form 10-Q, the Company has reported "Comprehensive Income -- Net Unrealized Investment Gains (Losses)" for the same periods of $(2.3) million and $(2.4) million. The difference in numbers reported is due to a reclassification of those convertible preferred shares from available-for-sale to non-marketable securities, which are carried at cost. See Notes 2 and 5 of the Condensed Notes to Consolidated
Financial Statements. In both periods, such securities were convertible into marketable securities but nonetheless should have been reflected at September 30, 1998 as non-marketable securities under GAAP and carried at cost with corresponding footnote disclosure regarding any significant appreciation or permanent impairment. During the first half of 1999, such securities were converted into common shares and sold. See "Results of Operations by Segment -- Ventures" and Note 10 of the Condensed Notes to Consolidated Financial Statements.

Results of Operations by Segment
--------------------------------

     Viatical Settlements
     --------------------

         The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West.

         Method of Accounting for Viatical Settlements

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996. This reserve is reevaluated quarterly. The reserve for loss on sale of assets was $132,000 as of September 30, 1999 and $167,000 as of December 31, 1998. In 1996, the Company also established a reserve for loss of Point West's equity interest in DPFC. By the end of the third quarter of 1998, the equity reserve was fully depleted. See "Certain Accounting Implications for DPFC." During both 1998 and 1999, the Company recognized income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Such income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies.

         Certain Accounting Implications for DPFC

         Although the Securitized Notes have a stated maturity of March 10, 2005, the Securitized Notes were originally expected to be repaid by the fourth quarter of 1997. However, at September 30, 1999, $38.5 million remained outstanding under the Securitized Notes. As a result of the substantially delayed collection of DPFC policies, DPFC had a deficit of $4.8 million at September 30, 1999.

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

         In the first nine months of 1999, the total loss realized by DPFC was $3.1 million, which was reflected in the Company's net income. The loss for the first nine months of 1999 decreased basic EPS by $0.93. The average historical quarterly losses in DPFC have been approximately $1.1 million per quarter over the past four quarters. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit of DPFC (less any tax effect for debt forgiveness).

         The Securitized Notes represent the obligations solely of DPFC. Point West did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

         Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998

         Earned Discounts on Matured Policies. Earned discounts on matured policies increased 16.9% to $76,000 in the third quarter of 1999 from $65,000 in the third quarter of 1998 due to an increase in the number and face amount of matured policies. During the third quarter of 1999, earned discounts on matured policies were recognized on 11 policies with a face value of $783,000, compared to 6 policies with a face value of $542,000 in the third quarter of 1998. Earned discounts on matured policies decreased 56.6% to $187,000 in the first nine months of 1999 from $431,000 in the first nine months of 1998. The decrease is due primarily to fewer deaths of insureds and secondarily to a decrease in the size of the Company's portfolio of life insurance policies. During the first nine months of 1999, earned discounts on matured policies were recognized on 35 policies with a face value of $2.2 million, compared to 44 policies with a face value of $2.9 million in the first nine months of 1998. See "Method of Accounting for Viatical Settlements." As of September 30, 1999, the Company held 471 policies with an aggregate carrying value of $32.2 million (comprised of "matured policies receivable," "purchased life insurance policies" and a portion of "other assets") and an aggregate face value of $37.4 million. All of the "purchased life insurance policies" and "matured policies receivable" are pledged as security for the Securitized Notes.

          Interest Income. Interest income decreased 62.7% to $19,000 in the third quarter of 1999 from $51,000 in the third quarter of 1998 and 58.9% to $65,000 in the first nine months of 1999 from $158,000 in the first nine months of 1998. This decrease was a result of lower cash balances attributable to DPFC and to lower yields on such cash balances. DPFC's cash balances are affected by the amount and timing of any policy collections and by the amount and timing of expenses (such as interest, trustee fees, premium costs and servicing fees) related to its portfolio. The cash generated by DPFC is restricted under the Indenture.

         Gain on Assets Sold. The Company did not collect any proceeds on policies sold during the third quarter of 1999. The Company collected the sale proceeds on 1 policy resulting in a realized gain of $15,000 in the third quarter of 1998. The gain on assets sold decreased to $8,000 in the first nine months of 1999 from $165,000 in the first nine months of 1998. The Company collected the sale proceeds on one policy in the first nine months of 1999, compared to seven policies in the first nine months of 1998. The realized gain was calculated based on the difference between the sale proceeds and the carrying value after giving effect to the provision for loss on sale of assets. The Company collected a large portion of the sale proceeds from life insurance policies in 1997, therefore there will be minimal (if any) gains or losses on any assets sold in future periods.

         Other Income. Components of other income include collections on policies of dividends, interest and paid-up cash values, increases in face value of matured policies and refunds of premiums on matured policies. Other income decreased 70.1% to $23,000 in the third quarter of 1999 from $77,000 in the third quarter of 1998. This decrease is due to a $65,000 increase in face value on one policy realized during the third quarter of 1998. Other income decreased 60.7% to $68,000 in the first nine months of 1999 from $173,000 in the first nine months of 1998. This decrease was due to the face value increase described above and to the decrease in the number and amount of matured policies.

         Interest Expense. Interest expense was $880,000 for both the third quarter of 1999 and the third quarter of 1998. Interest expense decreased nominally to $2,634,131 in the first nine months of 1999 from $2,651,693 in the first nine months of 1998 as a result of modest principal repayments of $275,000 under the Securitized Notes during the second quarter of 1998.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 44.3% to $64,000 in the third quarter of 1999 from $115,000 in the third quarter of 1998 and 44.9% to $283,000 in the first nine months of 1999 from $514,000 in the first nine months of 1998. This decrease was due primarily to a decrease in life insurance policy premium costs. Although premium costs decreased in both periods of 1999 as a result of the decrease in size of the Company's portfolio, the Company believes that if the life insurance policies continue to mature slowly, life insurance premium costs are likely to increase in future periods. See "Certain Accounting Implications for DPFC."

     Ventures
     --------

         Method of Accounting for Loans and Debt and Equity Securities

         SFAS 115 requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported on the Consolidated Balance Sheets at fair market value with any cumulative unrealized gains and losses as a separate component of stockholders' equity and any unrealized gains and losses for the respective period as a separate line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). Securities classified as held-to-maturity included U.S. treasury bills reported at cost with maturities greater than three months, but less than one year. The Company had no trading securities at September 30, 1999 and no held-to-maturity or trading securities at December 31, 1998. The Company uses the cost method to account for non-marketable securities. The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. For further information regarding accounting for securities classified as available-for-sale, see "Results of Operations for the Company -- Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998 -- Comprehensive Income -- Net Unrealized Investment Gains (Losses)" and Notes 2 and 10 to the Condensed Notes to Consolidated Financial Statements. Any realized gains and losses, accrued interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) on an appropriate line item above "Net Income
(Loss)." See Note 2 of the Condensed Notes to Consolidated Financial Statements.

         Beginning in 1999, because of the volatility of internet and internet related stocks, Point West shorted stocks of certain competitors of FlashNet so as to partially hedge Ventures' holdings in FlashNet. However, under GAAP such hedging activities do not constitute hedges under SFAS 80. Therefore, such hedging activities are reflected in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). At September 30, 1999 no such hedges were in place. The Company recognized a $317,000 gain in connection with such hedging activities during the first quarter of 1999. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         The Company accounts for loans by accruing interest on outstanding balances. At September 30, 1999 and December 31, 1998, the Company evaluated each of Ventures' outstanding loans and determined that an allowance for loan losses was not necessary. As Ventures' loan portfolio grows or upon subsequent evaluation, allowances for loan losses will be added to the extent considered necessary. See Note 3 of the Condensed Notes to Consolidated Financial Statements.

         Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998

         Interest Income. Interest income increased $444,000 to $476,000 in the third quarter of 1999 from $32,000 in the third quarter of 1998 and $645,000 to $796,000 in the first nine months of 1999 from $151,000 in the first nine months of 1998. This increase was primarily due to $383,000 and $625,000 of interest income recognized in the three and nine months ended September 30, 1999, respectively, as a result of a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures' loans.

         Gain on Sale of Securities. Ventures recognized a net gain of $3.5 million and $8.9 million in the three and nine months ended September 30, 1999, respectively, primarily in connection with the sale of two of its investments, including FlashNet. For federal tax purposes, the gain on sale of securities was offset by the Company's NOL's. However, the gain generated a state tax liability. See "Income Tax." Ventures recognized a net gain of $25,000 in the three and nine months ended September 30, 1998.

         Other Income. Ventures recognized other income of $46,000 in the second quarter of 1999 in connection with the liquidation of a $1.0 million investment that was written-off in 1998.

         Interest Expense. Interest expense increased to $52,000 in the third quarter of 1999 from $46,000 in the third quarter of 1998 and to $156,000 in the first nine months of 1999 from $46,000 in the first nine months of 1998 due to the interest on funds borrowed from the SBA in July 1998. The interest rate (including a 1% annual fee) is 6.9%. Prior to July 1998, Ventures had no debt.

         Amortization. Amortization costs decreased 27.3% to $8,000 in the third quarter of 1999 from $11,000 in the third quarter of 1998. The 1998 period reflects organizational costs which are currently required to be expensed as incurred and were written-off at the end of 1998. Amortization costs increased 43.8% to $23,000 in the first nine months of 1999 from $16,000 in the first nine months of 1998. This increase was due to the financing costs associated with the funds borrowed in July 1998.

         Loss on Non-Marketable Securities. Ventures reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, Ventures determined that $535,000 of non-marketable equity securities of one company was impaired at June 30, 1999. Therefore, Ventures wrote-off the entire $535,000 carrying value of such security. In addition, Ventures determined that $1.0 million of non-marketable securities of one company was impaired at September 30, 1998, and therefore wrote-off its entire $1.0 million carrying value of such security.

     Allegiance
     ----------

         Method of Accounting for Loans

         The Company accounts for loans advanced by Allegiance by accruing interest on outstanding balances. At September 30, 1999 and December 31, 1998 the allowance for loan losses was $135,000 and $50,000, respectively. The allowance for loan losses is estimated by management based on a review of the loans and factors which in management's judgement deserve recognition under current economic conditions. Management believes that the allowance for loan losses is adequate. Although management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At September 30, 1999, one loan was in default and on non-accrual status. This loan was not included in the collateral securing the Allegiance Financing.

         Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with SFAS 91.

         The Allegiance Financing provides for long term fixed and short term fixed and floating rate debt. On September 21, 1999, the revolving certificates then outstanding were repaid through the issuance of term certificates. In addition, the Company and Investors extended the Allegiance Financing through April 15, 2000. The investors agreed to continue to provide revolving debt, subject to certain limitations, through April 15, 2000, on terms substantially similar to those under the original revolving certificates under the Allegiance Financing, but with an increased weighted-average spread of approximately 0.05%. Allegiance has agreed to retain an unrated revolving certificate related to the extension. In addition, the Investors agreed to provide up to $30 million of additional term financing, subject to certain limitations, through April 15, 2000, on terms substantially similar to those under the original term certificates issued under the Allegiance Financing, but with an increased weighted-average spread of approximately 0.5%. Term financing under the extension may be completed in minimum amounts of $15 million.

         Because of Allegiance's right to redeem the term certificates if 15% or less in principal amount of certificates is outstanding, the Allegiance Financing does not qualify for sale treatment under SFAS 125. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and borrowings under the Allegiance Financing are reflected on the Consolidated Balance Sheets.

         Allegiance uses futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of term certificates. The futures contracts are intended to protect the net interest margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to SFAS 80, all such deferred amounts are reflected on the Consolidated Balance Sheets as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of September 30, 1999, Allegiance had net realized gains on its hedging activities of $215,000 which decreased loans receivable in a like amount. As of September 30, 1999 Allegiance had no open hedging positions.

         Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998

         Interest Income. Interest income increased $377,000 to $517,000 in the third quarter of 1999 from $140,000 in the third quarter of 1998 and $676,000 to $1.1 million in the first nine months of 1999 from $424,000 in the first nine months of 1998. This increase was due to increased lending activity by Allegiance. However, offsetting this increase was $49,000 and $83,000 of interest for the third quarter of 1999 and the first nine months of 1999, respectively, that was not accrued on one delinquent loan. Allegiance had seventeen loans outstanding in the aggregate amount of $29.4 million at September 30, 1999 as compared to two loans outstanding in the amount of $5.8 million at September 30, 1998. The weighted-average interest rate on the loans outstanding during the three and nine months ended September 30, 1999 was 8.9% compared to 9.5% during the three and nine months ended September 30, 1998. The weighted-average interest rates for the 1999 periods decreased because one loan in the amount of $2.1 million was delinquent and on non-accrual status. Allegiance cannot predict at this time whether or not the loan will remain on non-accrual status. However, to the extent that the loan does remain on non-accrual status, Allegiance does not anticipate receiving interest income (approximately $16,000 per month) from such loan. Allegiance has declared an event of default and is in the process of taking actions to foreclose on assets securing the loan. Allegiance does not believe it will incur any loss in connection with such loan.

         Interest Expense. Interest expense for Allegiance was $381,000 and $730,000 in the three and nine months ended September 30, 1999, respectively, as a result of the interest paid under the Allegiance Financing. During the three and nine months ended September 30, 1999, the weighted-average interest rate under the Allegiance Financing was 7.6% and the weighted-average borrowings were $16.5 million and $11.5 million, respectively. Prior to November 1998, Allegiance had no debt.

         Compensation and Benefits. Compensation and benefits increased 10.0% to $66,000 in the third quarter of 1999 from $60,000 in the third quarter of 1998 and 35.1% to $181,000 in the first nine months of 1999 from $134,000 in the first nine months of 1998. This increase resulted from the hiring of additional employees in 1999 to support Allegiance's lending activities.

         Other General and Administrative Expenses. Other general and administrative expenses were $138,000 in the third quarter of 1999. This was due primarily to a $41,000 increase in general legal expense, a $40,000 provision for loan losses, $17,000 in expenses related to the Allegiance Financing, a $13,000 increase in accounting expense and a $6,000 increase in marketing expense. There were no other general and administrative expenses for the third quarter of 1998 because expenses related to loans which were expensed in previous periods were required to be capitalized in accordance with SFAS 91. See "Method of Accounting for Loans." Other general and administrative expenses increased $262,000 to $323,000 in the first nine months of 1999 from $61,000 in the first nine months of 1998. This increase was due primarily to a $91,000 increase in general legal expense, a $85,000 increase in allowance for loan losses, $40,000 in expenses related to the Allegiance Financing and a $24,000 increase in marketing expense. In addition, the increase was due to an increase in Allegiance's activities.

         Amortization. Amortization costs increased to $68,000 in the third quarter of 1999 from $2,000 in the third quarter 1998 and to $187,000 in the first nine months of 1999 from $5,000 in the first nine months of 1998. The 1999 periods reflect financing costs associated with the Allegiance Financing. The 1998 periods reflect organizational costs which are currently required to be expensed as incurred and were written-off at the end of 1998.

     Other
     -----

         The Other segment includes operating results for Point West and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the Other segment and has not been allocated. Activities for PWS were immaterial in the first nine months of 1999 and 1998.

         Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998

         Interest Income. Interest income declined 52.3% to $61,000 in the third quarter of 1999 from $128,000 in the third quarter of 1998 and 45.1% to $174,000 in the first nine months of 1999 from $317,000 in the first nine months of 1998. Interest income has declined because a larger portion of cash balances have been invested in lower yielding instruments in 1999 compared to 1998.

         Gain on Sales of Securities. Point West recognized a $2.4 million gain in the third quarter of 1999 in connection with the sale of one of its investments. In addition, Point West recognized a $317,000 gain in the first quarter of 1999 in connection with hedging activities of internet related stocks. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk." Point West recognized a $85,000 gain in the third quarter of 1998 in connection with the sale of a debt security.

         Other Income. Other income was $9,000 in the third quarter of 1999 due to trading commissions generated by PWS. Other income increased to $228,000 in the first nine months of 1999 from $70,000 in the first nine months of 1998. This increase was due to (i) an increase of $121,000 in fees received by PWS for investment banking services and (ii) $37,000 in trading commissions generated by PWS in the first nine months of 1999. The increase in other income was primarily due to transaction based investment banking services. The amount and timing of these services in future periods cannot be predicted because of the limited operating history of PWS.

         Compensation and Benefits. Compensation and benefits increased 46.2% to $519,000 in the third quarter of 1999 from $355,000 in the third quarter of 1998 and 22.8% to $1.2 million in the first nine months of 1999 from $977,000 in the first nine months of 1998. This increase was due primarily to an increase in compensation and benefits for employees in 1999.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 12.1% to $188,000 in the third quarter of 1999 from $214,000 in the third quarter of 1998. This decrease was due to a $71,000 decrease in litigation expense. Offsetting this decrease was a $21,000 increase in rent expense and a $14,000 increase in clearing expenses related to PWS. During the second quarter of 1999, the Company renewed the lease on its current space. The Company's monthly rent increased from $5,240 per month to approximately $15,000 per month. Other general and administrative expenses increased $1.4 million to $2.0 million in the first nine months of 1999 from $632,000 in the first nine months of 1998. This increase was primarily due to $945,000 of estimated litigation expense recorded in the second quarter of 1999 reflecting the amount of the proposed settlement arrangement of the pending federal class action and state alleged class action lawsuits not covered by insurance. The proposed settlement is subject to a number of contingencies described in Note 12 of the Condensed Notes to Consolidated Financial Statements (contained herein). Unless a settlement of these actions is effected, Point West expects legal expenses to increase substantially during the remainder of 1999 relative to 1998. Also contributing to the increase were a $140,000 loan write-off, a $133,000 increase in legal expenses incurred in connection with the federal and state alleged class action lawsuits, a $70,000 increase in accounting expense and $37,000 increase in rent expense.

Liquidity and Capital Resources
-------------------------------

     Point West and PWS

         At present, neither Point West nor PWS has an external funding source from which to fund its working capital and general corporate needs. During the first nine months of 1999, the Company supported the operations of Point West, PWS and Ventures primarily from cash balances. In prior periods, the Company generated cash primarily from sales proceeds of life insurance policies and investment securities. The Company invested the cash in the growth of its businesses. At September 30, 1999, Point West and PWS' cash and cash equivalents were $7.0 million, which includes government securities classified as "Investment Securities -- Held-to-Maturity". The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Ventures, Allegiance and PWS and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940." There can be no assurance that Point West or PWS will be successful in obtaining external financing on satisfactory terms assuming the Company determines additional funds are needed. The Company at present anticipates having sufficient liquidity to meet the working capital and operational needs of Point West and PWS through 1999, using current cash and cash equivalents.

     DPFC

         DPFC does not have operations. Point West, as servicer, incurs administrative costs associated with the Securitized Notes. Point West is reimbursed for these costs subject to priority provisions contained in the Indenture. As of September 30, 1999, the outstanding principal amount of the Securitized Notes was $38.5 million. As of the same date, DPFC had restricted cash of $1.4 million, which cannot be accessed by Point West except for reimbursement of costs incurred in connection with its activities as servicer under the Indenture. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require Point West to expend cash or obtain financing to satisfy such principal and interest obligations.

     Ventures

         Ventures' activities have generally been supported by capital investments by Point West, by the sale of investments and the repayment by obligors of loans. During 1997, Point West contributed $2.5 million to Ventures. During 1998, Point West contributed an additional $2.5 million to Ventures. During the first quarter of 1999, Point West contributed an additional $800,000 to Ventures. During the first nine months of 1999, Ventures generated $11.2 million of proceeds (net of commissions) from the sale of securities. At September 30, 1999, Ventures' cash and cash equivalents were $5.5 million

         Point West Ventures has an SBA debenture license and, therefore, may be permitted, based on capital investments by Point West and realized gains on the sale of securities, to borrow up to $16.6 million from the SBA. Any borrowings bear interest at the rate for ten year debentures issued by SBIC's and funded through public sales of certificates bearing the SBA's guarantee ("Debenture Rate"). Interest is payable semi-annually. In addition, there is a leverage fee of 3% and a fee of 1% per annum on the outstanding amount of debt. Among other requirements, an SBIC with an SBIC debenture license must maintain proper diversification of its portfolio. This requirement generally means that in order to borrow funds from the SBA, no single investment may exceed 20% of the SBIC's regulatory capital plus its net unrealized investment gains. The net unrealized investment gains may be used in this calculation only if the SBIC has positive retained earnings. Additionally, the portfolio must consist of a proper mix of debt and equity investments. In July 1998, Point West Ventures borrowed $3.0 million from the SBA. Point West Ventures is permitted to borrow an additional $13.6 million from the SBA.

         Ventures may not have sufficient liquidity, at least in the short term, to grow its business. In addition, because of substantial appreciation in investments, the Company may be required to restrict Ventures' growth in order to avoid registration under the Investment Company Act of 1940 at some time in the future. See "Considerations Under the Investment Company Act of 1940."

     Allegiance

         As of September 30, 1999, Point West has invested $5.3 million in Allegiance Capital.

         On August 19, 1998, Allegiance put in place the Allegiance Financing which has provided debt on a non-recourse revolving certificate basis to support lending activities of Allegiance. On September 21, 1999, the revolving certificates then outstanding were repaid through the issuance of the term certificates. Such term certificates provide fixed interest rate financing for the life of the underlying loans. In addition, the Company and Investors extended the Allegiance Financing through April 15, 2000. The Investors agreed to continue to provide revolving debt, subject to certain limitations, through April 15, 2000, on terms substantially similar to those under the original revolving certificates under the Allegiance Financing, but with an increased weighted-average spread of approximately 0.05%. Allegiance has agreed to retain an unrated revolving certificate related to the extension. In addition, the Investors agreed to provide up to $30 million of additional term financing, subject to certain limitations, through April 15, 2000, on terms substantially similar to those under the original term certificates issued under the Allegiance Financing, but with an increased weighted-average spread of approximately 0.5%. Term financings under the extension may be completed in minimum amounts of $15 million.

         The  Company  expects  that  the  Allegiance   Financing  will  provide
sufficient funds to support Allegiance's lending activities through April 15, 2000. See Note 6 of the Condensed Notes to Consolidated Financial Statements.

Income Taxes
------------

         The Company has significant NOLs for tax purposes. The NOLs are primarily related to losses incurred by DPFC. The Company has established valuation allowances which offset completely the deferred tax assets related to NOLs because the Company and DPFC have been unable to consistently generate taxable earnings. There has been no reduction made to the valuation allowance in connection with the gain upon the anticipated retirement of the Securitized Notes discussed in Note 7 of the Condensed Notes to Consolidated Financial Statements or the unrealized gains on investment securities discussed in Note 2 of the Condensed Notes to Consolidated Financial Statements. The Company will reevaluate the amount of the valuation allowance in future periods.

Considerations Under the Investment Company Act of 1940
-------------------------------------------------------

         The Investment Company Act of 1940 (the "1940 Act") creates a comprehensive regulatory framework applicable generally to investment companies (i.e., companies engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act, whether or not those companies intend to be engaged primarily in such business). There are various percentage of assets and income tests under the 1940 Act and related rules (the "Percentage Tests") that are relevant in considering whether a company is deemed to be an investment company. Companies that are subject to the 1940 Act must register with the SEC as investment companies and upon registration become subject to extensive regulation.

         Although the Company believes that it did not exceed the Percentage Tests at September 30, 1999, it is possible that it may exceed the Percentage Tests in the near future as a result of the following:

              Allegiance has not grown its commercial lending business as quickly as the Company had expected;

              The  Company  has  been  unable  to  commence  or  acquire   other
              complementary financial services businesses as rapidly as it had hoped;

              The success of Ventures, which holds a number of investment securities, has exceeded expectations; and

              The success of other investments by the Company has exceeded expectations.

         The majority of investment securities held by the Company have been acquired since January 1998. The aggregate value of these investments has increased substantially since the purchase dates. In particular, Ventures holds at November 15, 1999, 497,266 shares of FlashNet common stock that was acquired for $887,764. During September, October and November 1999, Ventures sold 623,000 shares of FlashNet and has realized $5.1 million of gains in connection with such sales. At September 30, 1999, the price of FlashNet common stock was $8.00. On November 8, 1999, Prodigy Communications Corporation announced that it had executed definitive documentation to acquire FlashNet in a stock-for-stock merger. The transaction is subject to FlashNet shareholder approval and other customary conditions.

         In any event, the Company does not believe that it should be deemed to be an investment company because it is not engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act and the rules of the SEC promulgated thereunder and does not hold itself out as an investment company.

         During 1999, Ventures sold some of its investments (including FlashNet shares) in part to address these issues. The proceeds of these sales have been invested in U.S. government securities pending final use, which has included further investments by Ventures.

         The Company intends to pursue an aggressive strategy to ensure that it is not deemed to be an investment company. Some elements of this strategy, however, may at least in the short term materially adversely affect the Company's financial condition or results of operations, or both. The elements of this strategy, which are subject to the risks described below involve:

              pursuing the growth of new operating businesses, by acquisition or internal development; and

              continuing to develop  Allegiance's  commercial  lending business;
              and

              continuing to dispose of publicly-traded investment securities and/or restricting the growth of Ventures' business. Although the Company intends to continue Ventures' investment activities, the Company does not intend to contribute more capital to Ventures.

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

Continuing the Growth of Allegiance

         The Company will use all reasonable efforts to grow the commercial lending business of Allegiance. However, the growth of Allegiance is dependent on the market's acceptance of the product offerings and services of Allegiance, Allegiance's continued ability to raise financing for its activities,
Allegiance's ability to find suitable creditworthy borrowers and competitive pressures in the lending industry. Allegiance does not have an external funding source beyond April 2000.

Disposing of Investment Securities/Limiting Growth of Ventures

         The Company may determine that it must dispose of additional investment securities to avoid being deemed to be an investment company. The dispositions may occur at times and on terms that would not maximize the value of these investments. In addition, the dispositions may result in disadvantageous tax consequences. The Company intends to use any proceeds of any additional sale to support its working capital (including further investments by Ventures) and may consider using such proceeds to repay SBA debt. Pending final use, proceeds of any additional sale will be invested in U.S. government securities.

         The Company also currently intends to limit the growth of Ventures' business. Although Ventures intends to continue investing in investment securities, the Company does not intend to contribute more capital to Ventures. Limiting Ventures' growth may materially adversely affect the Company's future financial condition and results of operations.

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

         The Company expects to spend approximately $30,000 to $50,000 in the aggregate to modify its computer information systems enabling proper processing of transactions relating to the Year 2000 and beyond ("Year 2000 Compliant"). During 1998, the Company made an assessment of Year 2000 Compliant issues and determined that it needed to modify or replace certain third party computer hardware and software. As the Company has implemented solutions to the Year 2000 Compliant issues, in some circumstances it has determined that replacing existing systems, hardware, or equipment may be more efficient and also provide additional functionality. The Company has completed the majority of such modifications and replacements. Through September 30, 1999, the Company had incurred Year 2000 Compliant costs of approximately $27,000, of which $19,000 has been capitalized. The Company does not believe the amounts expected to be expensed over the remainder of 1999 will have a material effect on its financial position or results of operations. However, there can be no assurance that actual costs (i) will not materially exceed expected costs and (ii) will not have a material adverse effect on the Company's financial condition and results of operation. The Company has assessed its electronic office equipment such as the phone system, copiers, fax machines, printers, and the like to determine if such equipment is date sensitive and has performed the required upgrades. The Company has assessed the readiness of its business-critical spreadsheets and customized databases and is making modifications of those systems as necessary. During the remainder of 1999, the Company will test and make any system refinements that may be needed.

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

         The Company's contingency plans, if Year 2000 modifications do not work or are not ready by Year 2000, rely significantly on manual procedures and record keeping. All files are expected to be adequately backed up as of December 31, 1999 and to be available to facilitate manual record keeping. Adequate hard copy reports of balances and transactions as of December 31, 1999 will also be available to provide a complete manual system of accounting and inventory control, if required. Subsequent to Year 2000, manual systems will continue to be in place to mitigate the risk of lost information due to any unforeseen interruptions that may occur as a result of Year 2000 issues arising after January 1, 2000. Nonetheless, there can be no assurance that the Company's contingency plan will effectively mitigate any Year 2000 failures or that such contingency plan would not itself materially adversely effect the Company's financial condition or results of operations.

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (i) the ability of Allegiance to avail itself of the benefits of the extension of the Allegiance Financing, (ii) the collection of interest, no incurrence of any loss and potential foreclosure and liquidation of one of the loans made by Allegiance, (iii) sufficiency of the Company's liquidity and capital resources (See "Liquidity and Capital Resources"), (iv) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (See "Considerations Under the Investment Company Act of 1940"), (v) the Company's ability to enter into a settlement agreement in connection with the federal and state alleged class action lawsuits filed against the Company and its officers and directors, (vi) expected expenses (including amounts paid in any settlement) in connection with the lawsuits described above, (vii) expected future life insurance policy premium costs,
(viii) the potential purchase of policies and cancellation of indebtedness by the Noteholders, and (ix) expected expenses to make the Company's computer operations Year 2000 Compliant and expectations regarding the Year 2000 Compliance of the Company, third-parties on which the Company is dependent and the efficacy of contingency plans related thereto. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) Allegiance's ability to originate a sufficient number and amount of loans, (ii) the borrower's ability to make future payments on the defaulted Allegiance loan and Allegiance's ability to foreclose on the collateral at a price at least equal to the amount of debt (including foreclosure fees and expenses) of such loan, (iii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (iv) availability and cost of capital, (v) the factors described under "Considerations Under the Investment Company Act of 1940," (vi) the outcome of the federal and state alleged class action lawsuits filed against the Company and its officers and directors, (vii) the maturity rate of DPFC's portfolio of life insurance policies, (viii) Point West's ability to reach an agreement with the Noteholders and (ix) the ability of the Company's suppliers and vendors to become Year 2000 Compliant.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         Market risk refers to the risk that a change in the level of one or more market prices, interest rates, or other market factors, such as liquidity, will result in losses for a specified position or portfolio. The Company's exposure to market risk arises primarily from Ventures' investments in the stock of public and private companies, fixed rate loans and debt investments made by Allegiance and Ventures and Allegiance's variable rate debt. The Company's management believes the Company's risk management and hedging practices result in carefully managed market exposure.

         The Company has investment holdings in various companies. Due to the varying nature of these investments, it is difficult to correlate the effects of the market to a particular market index. The effects of the market are reviewed by management on an individual investment-by-investment basis.

         Beginning in 1999, because of the volatility of internet and internet related stocks, Point West shorted stocks of certain competitors of FlashNet so as to partially hedge Ventures' holdings in FlashNet. At September 30, 1999 no such hedges were in place. The Company recognized a $317,000 gain in connection with such hedging activities during the first quarter of 1999.

         The table below represents principal cash flows and weighted-average interest rates for the Allegiance loans outstanding at September 30, 1999:


                                  1999           2000           2001          2002          2003        Thereafter
                                  ----           ----           ----          ----          ----        ----------

Fixed rate loans(1)(2)          $ 124,332     $ 673,624     $  741,339    $  815,877     $  897,930     $24,031,848
Average interest
     Rates (1)                   9.6%          9.6%           9.6%          9.6%           9.7%         9.7%
--


(1) The principal cash flows for fixed rate loans and average interest rates do not include one delinquent loan.
(2) The Company intends to hedge its interest rate exposure related to the future loans made by Allegiance because the interest rate at which Allegiance anticipates issuing term certificates in connection with the extension of the Allegiance Financing will be set in the future at some point. Allegiance intends to utilize futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of such term certificates.


         In connection with the extension of the Allegiance Financing, Point West agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. The amount of cash will be a function of several variables including the monthly LIBOR interest rate and the outstanding balance of the Class A-R certificate. At present the outstanding balance of the Class A-R certificate is zero.

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. On April 24, 1998, the Court granted the Company's and other defendants' motion to dismiss as it related to the Section 11 claims with prejudice but denied the motion to dismiss the claims under Section 10(b) and Rule 10b-5 as to all defendants other than Mr. Bow, one of Point West's outside directors. Plaintiffs appealed this dismissal to the United States Circuit Court for the Ninth Circuit. On November 13, 1998, the Court granted plaintiff's motion for class certification. On March 11, 1999, defendants filed a motion for summary judgement which was denied. In August 1999, the Ninth Circuit reversed the United States District Court's ruling in regard to the Section 11 claims. The plaintiffs and defendants have executed a memorandum of understanding providing for a settlement pursuant to which all claims against all defendants would be dismissed. The memorandum of understanding provides for the payment of $3.15 million to the plaintiffs. Under the terms of the Company's D&O insurance policy, the Company's insurer is obligated to pay 70% of the settlement amount. The settlement is subject to negotiation and execution of further documentation and court approval. No assurance can be given that a definitive settlement agreement will be reached, or, if reached, will be approved by the Court. In the event a settlement is not effected, the Company and each of the defendants intend to continue to defend the action vigorously.

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and New Echelon LLC by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed since its inception by agreement of the parties. However, the claims in this case are covered by the memorandum of understanding described above and will also be dismissed pursuant to the settlement arrangement described above if it becomes effective. In the event a settlement is not effected, the Company and each of the defendants intend to defend the action vigorously.

         As a result of having reached a settlement agreement in principle, the Company recorded an accrued litigation settlement liability of $3.15 million and an accounts receivable from the insurance company of $2.2 million. The remaining amount of $945,000 was expensed in the second quarter of 1999 in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Item 5.  Other Information
--------------------------

                  The Company has established May 16, 2000 as the date on which the Company's 2000 annual stockholders meeting (the "2000 Meeting") will be held. The Company must receive by December
                  17, 1999 any proposal of a stockholder intended to be presented at the 2000 Meeting and to be included in the Company's proxy, notice of meeting and proxy statement related to the Meeting pursuant to Rule 14a-8 under the Securities Act of 1934 (the "Exchange Act"). Proposals of stockholders submitted outside the processes of Rule 14a-8 under the Exchange Act in connection with the 2000 Meeting ("Non-Rule 14a-8 Proposals") must be received by the Company by March 17, 2000 or such proposals will be considered untimely under the advance notice provisions of the Company's Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws (the "Charter Documents"). The Company's proxy related to the 2000 Meeting will give discretionary authority to the proxy holders to vote with respect to all Non-Rule 14a-8 Proposals received by the Company after March 17, 2000. Any stockholder wishing to submit a proposal at the 2000 Meeting must also comply with certain other provisions of the Charter Documents. Notices of stockholder proposals should be directed to, and any request for a copy of the Charter Documents (which will be provided at no charge to any holder of the Company's Common Stock), should be directed to: Secretary, Point West Capital Corporation, 1700 Montgomery Street, Suite 250, San Francisco, California 94111.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits:
                  Number           Description
                  ------           -----------

                     10.1** Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of September 1, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.

                     10.2** Second Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of September 15, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.

                     10.3** Supplement to Trust Agreement for Term Series 1999-1, dated as of September 15, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.

                     27          Financial Data Schedule

                     99.1        Press Release for Point West Ventures, L.P.

            **    Certain   information   omitted  pursuant  to  a  request  for
                  confidential treatment filed with the SEC.

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:


         Date                   Item Reported    Matter Reported
         ----                   -------------    ---------------

         August 16, 1999             5           The  Company   issued  a  press
                                                 release  regarding  its results
                                                 of  operations  for the  second
                                                 quarter of 1999.

         September 20, 1999          4           The  Company  reported a change
                                                 in   its   independent   public
                                                 accountants  from  KPMG  LLP to
                                                 Ernst & Young LLP.

                                   SIGNATURES
                                   ==========

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              POINT WEST CAPITAL CORPORATION



Dated:  November 15, 1999                       /s/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




Dated:  November 15, 1999                       /s/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)