Form 10-K
period 1999-12-31
POINT WEST CAPITAL CORP
filed 2000-03-06
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate  market value of the  registrant's  common stock,  $0.01 par value
held  by   non-affiliates  of  the  registrant  as  of  February  29,  2000  was approximately $24,421,400.

The number of shares of the registrant's common stock, $0.01 par value outstanding as of February 29, 2000 was 3,352,624.

                      Documents Incorporated by Reference:
                      -----------------------------------
The registrant's proxy statement (to be filed) related to its 2000 annual meeting of stockholders is incorporated by reference in Part III hereof.

                         POINT WEST CAPITAL CORPORATION

                             Form 10-K Annual Report
                   For the Fiscal Year Ended December 31, 1999

                                Table of Contents



PART I                                                                                          Page
     Item 1.  Business................................................................            1
     Item 2.  Properties..............................................................            10
     Item 3.  Legal Proceedings.......................................................            10
     Item 4.  Submission of Matters to a Vote of Security Holders.....................            11
 .

PART II
     Item 5.  Market for the Registrant's Common Equity and Related Stockhloders
              Matters ................................................................            12
     Item 6.  Selected Financial Data.................................................            13
     Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................            15
     Item 7A. Quantitative and Qualitative Disclosures About Market Risks.............            32
     Item 8.  Financial Statements and Supplementary Data.............................            32
     Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...............................................            32


PART III
     Item 10. Directors and Executive Officers of the Registrant......................            56
     Item 11. Executive Compensation..................................................            56
     Item 12. Security Ownership of Certain Beneficial Owners and Management .........            56
     Item 13. Certain Relationships and Related Transactions..........................            56
 .

PART IV
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ........            56

Signatures............................................................................            61


Unless the context otherwise requires, all references to "Point West Capital" refer to Point West Capital Corporation and all references to the "Company" refer to Point West Capital Corporation and its consolidated entities.


                                     PART I
                                     ------

ITEM 1--BUSINESS
----------------

General
-------

         The Company is a specialty financial services company. During 1997, the Company expanded its financial services business through the operations of Point West Venture Management, LLC (formerly known as Fourteen Hill Management, LLC) ("Point West Management") and Point West Ventures, L.P. (formerly known as Fourteen Hill Capital, L.P.) ("Point West Ventures"), which make loans to and invest in small businesses which are generally highly focused in the areas of e-commerce, Internet and telecommunications; and Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Allegiance Management Corp. ("Allegiance Management"), which lend funds to funeral home and cemetery owners. During 1998, the Company formed Point West Securities, LLC ("PWS"), a broker-dealer licensed by the National Association of Securities Dealers, Inc. ("NASD"). References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In connection with a viatical settlement, the policyholder assigned his or her policy to the Company, which became the holder, owner or certificate holder of the policy and the beneficiary thereunder with the right to receive from the insurance company the face value payable under the policy following the death of the insured. In the third quarter of 1996, the Company decided to sell all or substantially all of its assets at that time. See "Asset Sales; Viatical Settlement Business." In February 1997, Point West Capital's Board of Directors (the "Board") decided to cease purchasing new policies in connection with the Company's viatical settlement business. See Note 1 of Notes to Consolidated Financial Statements. The Company, through its wholly owned special purpose subsidiary, Dignity Partners Funding Corp. I ("DPFC"), continues to hold policies which are pledged as security for the Securitized Notes (defined herein). Point West Capital continues to service the life insurance policies held by DPFC. For a discussion of a potential default by DPFC under the Indenture (defined herein), see "Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Results of Operations by Segment -- Viatical Settlements -- Potential Default by DPFC."

         The Company operates in four business segments: Ventures (small business loans and investments); Allegiance (loans to funeral homes and cemeteries); Viatical Settlements, which is conducted primarily through DPFC; and Other (other activities of Point West Capital and PWS). Information regarding the income, contributed net income (loss) and identifiable assets for each of the Company's business segments is contained in Note 15 of the Company's consolidated financial statements included herein.

         The Company continues to evaluate new business opportunities and to seek advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Considerations Under the Investment Company Act of 1940."

The Company
-----------

     General
     -------

         Point West Capital was incorporated in the State of Delaware as Dignity Partners, Inc. in September 1992 and commenced operations on January 2, 1993. Effective August 1, 1997, its name was changed to Point West Capital Corporation. The Company's principal executive offices are located at 1700 Montgomery Street, Suite 250, San Francisco, California 94111, and its telephone number is (415) 394-9467.

     Ventures
     --------

         In June 1997, the Company formed Point West Management and Point West Ventures. Point West Management is a limited liability company wholly owned by Point West Capital. It was formed solely to serve as the general partner of one or more small business investment companies ("SBIC"). Point West Ventures is a limited partnership operating as an SBIC. Point West Management is the sole general partner and owns 99.981% of Point West Ventures. Point West Capital is one of the two nominal limited partners of Point West Ventures. Point West Ventures provides loans, debt and equity capital to small companies as defined by SBA regulations. Point West Ventures commenced operations in August 1997 and received its SBIC license from the Small Business Administration ("SBA") in September 1997.

     Allegiance
     ----------

         Allegiance Capital is a limited liability company formed in September 1997 as a specialty finance company to provide senior secured loans to owners of funeral homes and cemeteries. Point West Capital has a 65% ownership interest in, and 95% voting control of, Allegiance Capital and serves as the managing member. Allegiance Capital's president and its vice president of marketing have the balance of such interests. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital. Pursuant to a Trust Agreement dated August 1, 1998 (the "Allegiance Trust Agreement"), Allegiance Funding formed a trust, Allegiance Trust I, to consummate a structured financing (the "Allegiance Financing") which, through December 31, 1999, has provided $28.7 million of debt to support Allegiance's lending activities. Based upon current loan origination activities, Allegiance expects to borrow an additional $5 million to $10 million under the Allegiance Financing prior to its April 15, 2000 expiration date. However, no assurance can be given that Allegiance will be able to originate sufficient loans to borrow such amount. Allegiance Capital owns 100% of Allegiance Management, which is a special purpose subsidiary formed to manage Allegiance Funding. Allegiance commenced operations in December 1997.

     DPFC
     ----

         DPFC is a wholly owned subsidiary of Point West Capital formed for the limited purposes of issuing Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes"). DPFC purchased life insurance policies with proceeds of the Securitized Notes. DPFC no longer purchases policies, but it continues to beneficially own the policies that have not matured. Those policies are pledged as collateral for the Securitized Notes. DPFC is a bankruptcy remote entity.

     PWS
     ---

         PWS is a limited liability company formed in July 1998 as a broker-dealer. PWS is wholly owned by Point West Capital. PWS received its license from the NASD to become a licensed securities broker-dealer in December 1998. In addition, PWS is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and in California, New York and several other states. PWS commenced operations in December 1998. Operations for PWS in 1999 and 1998 were immaterial.

Asset Sales; Viatical Settlement Business
-----------------------------------------

     Introduction
     ------------

         In December 1996, the holders of the Company's Common Stock, $0.01 par value ("Common Stock"), authorized the Board to sell all or substantially all of the assets of the Company. The Company subsequently sold substantially all of the Company's life insurance policies other than the policies held by DPFC. Substantially all of these sales took place during 1997. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes, requires the consent of the Company and the holders of the Securitized Notes ("Noteholders"). The Company and the Noteholders have not determined whether the policies will be sold or whether such a sale of policies is feasible. Although the Company and the Noteholders were previously in discussions that contemplated a purchase of the policies, and cancellation of the indebtedness, by the Noteholders, these discussions have ceased. The Company continues to evaluate its options related to DPFC policies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations by Segment -- Viatical Settlements" and "-- Description of Securitized Notes." For a discussion of a potential default by DPFC under the Indenture, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations by Segment -- Viatical Settlements -- Potential Default by DPFC."

     Terms of Sale Agreements
     ------------------------

         Through December 1997, Point West Capital entered into several agreements to sell substantial portions of its portfolio of policies. In 1998 and 1999 Point West Capital entered into agreements to sell a small number of policies. None of the purchasers is affiliated with the Company or any of its directors or officers. The sale agreements provided for the sale of an aggregate of 375 life insurance policies. The agreements contained cross indemnity provisions pursuant to which Point West Capital and the purchaser agreed to indemnify each other against losses, liabilities or damages arising in connection with a claim under any policy or with any breach of any representation or warranty made by the breaching party in the agreement. By December 31, 1999, Point West Capital had completed the sale of (or otherwise collected) all but six policies under these sales agreements.

     Viatical Business
     -----------------

         As of December 31, 1999, the Company held 463 policies, all but six of which were held through DPFC. The Company ceased purchasing policies in February 1997. Therefore, the Company's only activities in the viatical settlement business are monitoring and collection activities. Point West Capital, as servicer under the Securitized Notes, performs these functions with respect to DPFC policies. For a discussion of a potential default by DPFC under the Indenture, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations by Segment -- Viatical Settlements -- Potential Default by DPFC."

         Monitoring

                  The insureds are regularly monitored to obtain timely information concerning their status so that proceeds may be collected as promptly as possible following the death of the insured. In addition, the Company monitors the policy to ensure it does not lapse because of a failure to pay timely premiums. Premiums are paid by the Company unless a waiver is in place. Some protection against the failure to pay premiums is provided by statutory or policy provisions that require insurance companies to provide written notice before terminating a policy for failure to pay premiums. As owner of record of the policy, the Company generally receives those notices directly. Furthermore, the Company monitors the policy to ensure that premium waivers are renewed and that, when required, the policy is converted (e.g., from a group term policy to an individual whole life policy) in a timely manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations by Segment -- Viatical Settlements -- Certain Accounting Implications for DPFC."

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

Consideration of Strategic Options and New Businesses
-----------------------------------------------------

         In September 1996, in light of the uncertainties facing the Company's viatical settlement business, the Company engaged an investment bank to assist the Company in the evaluation of its strategic direction. As a result of the Company's evaluation, the Company embarked on a strategy to become a more broadly-based specialty financial services company. The Company continues to pursue other potential business opportunities and to seek advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Considerations Under the Investment Company Act of 1940."

Ventures (Small Business Loans and Investments)
-----------------------------------------------

     Overview
     --------

         Point West Ventures is licensed by the SBA as an SBIC. Point West Ventures focuses on creating a diversified portfolio of loans to and debt and equity investments in later-stage growth and expansion companies. From time to time, Point West Ventures invests in early-stage growth companies. To date, Point West Ventures has focused on businesses in the area of e-commerce, Internet and telecommunications. Point West Ventures' loans and investments are structured in a variety of ways, including loans, debt investments such as subordinated debt with equity participation through warrants or conversion rights, and investments in preferred and common stock.

     Regulation
     ----------

         As an SBIC, Point West Ventures is required to make loans to or invest in qualified entities as defined by regulations promulgated by the SBA. These entities are generally companies with a net worth of less than $18 million and average net income of less than $6 million for the last two years. Additionally, at least 20% of Point West Ventures' loans and investments must be made to entities with a net worth of less than $6 million and average net income of less than $2 million for the last two years. Point West Ventures holds an SBIC debenture license. As a result, Ventures pays interest and other fees to the SBA instead of a portion of its profits.

         SBIC's such as Point West Ventures are also limited with respect to the rates of interest they can charge on their loans and debt investments. The maximum rate of interest permitted at present for loans is the greater of (i) 19% and (ii) 1100 basis points over the rate for ten year debentures issued by SBIC's and funded through public certificates bearing the SBA's guarantee (the "Debenture Rate") or weighted-average cost of capital incurred (including SBA debt). The maximum rate of interest permitted at present for debt investments is the greater of (i) 14% and (ii) 600 basis points over the Debenture Rate or weighted-average cost of capital incurred (including SBA debt).

         Point West Ventures is subject to usury and other similar laws in jurisdictions in which it operates and may in the future become subject to licensing requirements as a lender in those jurisdictions.

     Origination & Investment Selection
     ----------------------------------

         Point West Ventures focuses on later-stage growth companies, but has also provided capital to early and mezzanine stage companies. Point West Ventures seeks to lend to or invest in well-managed, growing, public or private companies that seek capital to finance a variety of activities. These activities include (1) new product development, (2) expansion into new markets, (3) increasing production capacity or (4) the acquisition of complementary businesses. The size of each individual transaction by Point West Ventures has historically ranged from $100,000 to $3 million, but the average size has been $800,000. Point West Ventures' investments in small businesses are made with the intent of having the loans repaid and liquidating the equity portion of the investments after five years. Although Point West Ventures at the time of any investment expects to dispose of the investment after five years, situations may arise in which it may hold equity securities for a different period of time, especially in the areas of e-commerce and the Internet which frequently undergo significant and rapid changes.

         Point West Ventures considers a number of criteria in making loan and investment decisions. Although the criteria below may not be applied in every instance and their importance may vary depending on the relevant circumstances, the following characteristics generally are sought when evaluating a potential borrower or investment: (1) highly skilled management with the capability to organize resources, develop products and exploit market opportunities, (2) superior growth and the presence of a clearly defined marketing strategy which addresses the conditions of the market, the needs of the customers and established competitive practices exhibited in the relevant industry, (3) strong demonstrable cash flows, historical or projected, or other collateral, (4) access to additional capital and (5) the existence of a reasonable exit strategy. Point West Ventures employs third party experts where appropriate to assess the market opportunity or operational capabilities of the potential borrower or investment.

         Point West Ventures locates potential SBIC investments through contacts with investment bankers, fund managers, lenders, venture capitalists, leveraged buyout sponsor groups and other SBIC's. Point West Ventures uses its own analysts that review informational packages in order to identify potential investments. After identifying investments that meet Point West Ventures' investment criteria, the analysts conduct a more thorough investigation and analysis of the applicant. The process often includes on-site visits, review of historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, background checks and research on the applicant's product, service or particular industry.

         Point West Ventures has an Investment Committee that consists of Bradley N. Rotter, Alan B. Perper and John Ward Rotter, Point West Capital's executive officers. All loan and investment decisions are presented to the Investment Committee for their approval prior to commitment.

     Monitoring Investments
     ----------------------

         Portfolio loans and investments have a designated employee who is responsible for periodic contact and all initial troubleshooting. Additionally, this individual carefully reviews operating results, cash flow, working capital and financial structure against budgets. Any additional financing, divestiture, foreclosure or restructuring must be approved by the Investment Committee.

     Competition
     -----------

         Point West Ventures' principal competitors include financial institutions, venture capital firms and other non-traditional lenders. Many of these entities have greater financial and managerial resources than Point West Ventures. The Company believes that many of these entities do not have an interest in the relatively small size of transactions which Point West Ventures targets. Additionally, the Company believes that Point West Ventures competes effectively with those entities primarily on the basis of its quality of service, reputation and timely decision-making process, and to a significantly lesser degree on the interest rates or other terms it offers on loans or investments to those seeking capital.

Allegiance (Loans to Funeral Homes and Cemeteries)
--------------------------------------------------

     Overview
     --------

         Allegiance provides long-term debt to experienced owners of established funeral home and cemetery businesses on a senior secured basis at competitive rates. The funeral home and cemetery businesses comprise what is frequently called the "death care" industry. Death care historically has been a relatively stable and mature industry, partly due to the inevitable nature of mortality. In addition, most areas of the country are already served by one or more funeral homes and cemetery establishments and opportunities for expansion mostly consist of consolidation of existing establishments. Though subject to consolidation in recent years, the death care industry remains highly fragmented. The for-profit ownership base within the death care industry is split among private entities, primarily smaller family-owned businesses, and a number of large public corporations, including Service Corporation International, Loewen Group and several others. A variety of factors, including turnover among the base of privately owned death care businesses and the recognition of the substantial potential value of these businesses, have combined to create demand for capital within the industry. These capital needs have been underserved by traditional lending sources.

         Allegiance generally seeks to finance funeral home and cemetery businesses which are well-established by virtue of years of service in the communities they serve and which are operated by owners with substantial experience and expertise in operating such businesses. Although some of the public market participants such as Service Corporation International and Lowen Group have experienced significant declines in the price of their common stock, the Company believes that the heritage, reputation and attendant goodwill built up by privately owned funeral homes and cemeteries provide superior collateral value.

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

         Loans are offered with fixed or adjustable interest rates, generally in minimum amounts of $500,000. Loan proceeds may be used by the borrower for a variety of purposes, including acquisitions, debt refinancing and stockholder buyouts. Allegiance charges a loan arrangement fee payable at closing as well as a commitment fee, which may be credited against the loan arrangement fee paid at closing, and may charge other fees from time to time. Contractual repayment terms require monthly payments sufficient to pay accrued interest and a portion of principal sufficient to amortize the loan balance over a long-term repayment schedule, generally 15 to 18 years.

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

         All loan decisions are presented to Allegiance's Investment Committee for its approval prior to commitment. The committee is comprised of two of Point West Capital's executive officers and the President of Allegiance. Allegiance relies on outside legal counsel to prepare loan documents and to facilitate loan closings.

         Allegiance may, from time to time in the future, purchase from other lenders in the death care industry portfolios of existing loans held by such lenders. In such case, the underwriting procedures followed by such lenders in connection with loan originations and by Allegiance in connection with such purchase may be different from those described above. However, Allegiance intends, to the extent reasonable, to undertake underwriting and due diligence procedures that are prudent in the circumstances and that are established by Allegiance's Investment Committee.

     Servicing
     ---------

         Point West Capital performs certain basic loan servicing functions related to loans made by Allegiance. These functions include (1) sending monthly billing statements and other notices, (2) tracking and posting loan payments,
(3) directing the transfer of loan payments to the appropriate accounts and (4) maintaining loan files.

         In addition to the functions performed by Point West Capital, Allegiance performs loan portfolio surveillance functions in order to monitor credit quality. Borrowers provide certain information periodically, including quarterly and annual financial statements as well as supplemental business activity information. Allegiance uses this information to monitor periodically covenant compliance and the credit quality of the borrowers' underlying businesses. As a senior secured lender, in the event of default, Allegiance is in a relatively strong position to control any disposition of the businesses it finances. However, the monitoring process is intended to help borrowers identify and address problems to avoid defaults. To date, Allegiance has had only one non-performing loan. This loan is in the foreclosure process. See "Item 3--Legal Proceedings."

     Competition
     -----------

         Allegiance faces competition from alternative providers of capital, including primarily financial institutions, the financial services industry and to a lesser extent other companies in the death care industry. The financial services industry is highly competitive. Allegiance competes with both traditional lenders such as commercial banks, thrifts and finance companies as well as specialized lenders such as Provident Services, Inc. (a subsidiary of Service Corporation International) and Franchise Mortgage Acceptance Co. The Company believes that Allegiance's focus on and knowledge of the death care industry, its ability to offer loans on terms which meet the needs of owners and acquirers of death care businesses, and its attractiveness to borrowers as a non-industry lender, provide it with the ability to compete effectively.

     Regulation
     ----------

         In October  1998,  Allegiance  Capital  received  its  finance  lenders license from the State of California. Allegiance makes filings or obtains licenses as counsel deems appropriate to meet individual state lending requirements. It is also subject to usury and other similar laws in such jurisdictions.

Broker-Dealer Activities
------------------------
     Overview
     --------

         PWS is a broker-dealer licensed by the NASD and registered with the SEC. PWS is also licensed as a broker-dealer in California, New York and several other states. PWS intends to offer investment banking services targeting e-commerce, telecommunications, Internet and other growth companies. PWS commenced operations in December 1998. The full scope of services to be provided by PWS has not yet been determined. To date, PWS' operations have not been material.

     Competition
     -----------

         PWS encounters intense competition in its business and competes directly with numerous securities firms, virtually all of which have substantially greater capital and other resources. PWS also faces competition from banks, insurance companies and financial institutions. The companies in the industries to which PWS targets its investment banking services are relatively small. PWS believes that its larger competitors will not target those companies. The Company hopes that PWS will be able to compete effectively with those competitors primarily on the basis of the quality of its service, product selection and price. However, because of the uncertainty regarding the scope of the services to be provided by PWS, the Company cannot predict the competition PWS will encounter or its ability to compete.

     Regulation
     ----------

         The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. However, much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the New York Stock Exchange. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

         The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices, capital structure, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker-dealers.

Other Investments
-----------------

         From time to time, Point West Capital invests in companies directly and not through Ventures. These activities include loans and equity investments.

Employees
---------

         As of December 31, 1999, the Company employed 19 individuals, three of whom (in addition to Point West Capital's executive officers) also perform services on behalf of The Echelon Group of

Companies, LLC ("Echelon"), a financial services company. Echelon is owned by Point West Capital's executive officers. None of the Company's employees is a member of a labor union. The Company believes that it maintains good relations with its employees.

ITEM 2--PROPERTIES
------------------

         The Company currently leases approximately 6,150 square feet of office space in San Francisco which it shares with Echelon. Point West Capital, which is the lessee under the lease, charges Echelon for 20% of the rent of the entire office space. See "Certain Relationships and Related Transactions." The Company believes that its current office space will be adequate for its current operations through the expiration of the lease in May 2004. However, if the Company is successful in expanding into new businesses, it might require additional office space.

ITEM 3--LEGAL PROCEEDINGS
-------------------------

         From time to time, the Company is involved in routine legal proceedings incidental to its business, including litigation in connection with (i) loans and investments made by Point West Ventures and Allegiance, and (ii) the collection of amounts owed under life insurance policies by insurance company obligors. The Company does not expect that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, liquidity or results of operations.

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. In the second quarter of 1999, a settlement in principle was reached and on February 25, 2000, the Court approved a settlement agreement pursuant to which all claims against all defendants will be dismissed and $3.15 million will be paid to the plaintiffs. Under the terms of the Company's D&O insurance policy, the Company's insurer paid 70% of the settlement amount. As a result, during the second quarter of 1999, the Company recorded an accrued litigation settlement liability of $3.15 million, an expense of $945,000, and an accounts receivable from its insurance company of $2.2 million (which is included in other assets in the Consolidated Balance Sheet and was paid into an escrow account in January
2000).

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and Echelon by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed since its inception by agreement of the parties. However, the claims in this case are covered by the settlement agreement described above and will also be dismissed pursuant to the settlement agreement described above

         In October 1999, Allegiance brought an action in the District Court of Webb County, Texas seeking to collect on a defaulted loan with an outstanding principal balance of $2.1 million. In response to the lawsuit, on October 29, 1999, the defendants filed a counterclaim against Allegiance and a third-party petition against an individual who is an officer of Allegiance. The counterclaim and the third-party petition allege that Allegiance and the Allegiance officer committed fraud, conversion, deceptive trade practices, negligence, breach of fiduciary duty, negligent misrepresentation, conspiracy and other wrongful acts, and seeks, among other things, compensatory and punitive damages (or cancellation of indebtedness), interest, fees and costs. The defendants retained a consulting firm owned by the Allegiance officer to consult in the acquisition of a funeral home and to assist in financing such acquisition. The defendants' allegations and the third-party petition are based on (i) allegedly erroneous advice provided by the Allegiance officer, (ii) an alleged failure by the Allegiance officer to disclose his relationship with Allegiance and (iii) the allegedly wrongful exercise by Allegiance of its rights in the collateral securing the defaulted loan. The Company believes that the counterclaim is without merit and intends to prosecute the original action, and defend the counterclaim, vigorously.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                     PART II
                                     -------

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------------------------------------------------------------
        STOCKHOLDERS MATTERS
        --------------------


         Point West Capital's Common Stock trades on the National Market System of The Nasdaq Stock Market(R) under the symbol "PWCC." As of February 7, 2000, there were 118 holders of record of Common Stock, including banks, brokerage firms and other nominees. A substantial portion of the publicly-held shares of Common Stock are held in book-entry form. As of February 7, 2000, the Company estimates that there were more than 500 beneficial owners of Common Stock including more than 500 round lot holders. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Common Stock on The Nasdaq Stock Market(R).

                                 1999                    High          Low
                                 ----                    -----         ---
                First Quarter ...................... $   23 7/8    $   4 5/8
                Second Quarter......................     29 3/4        7
                Third Quarter.......................     11 1/8        4 11/16
                Fourth Quarter......................     19 6/7        4 3/8

                                 1998                    High          Low
                                 ----                    ----          ---
                First Quarter ...................... $    6        $   3 3/4
                Second Quarter......................      7 1/8        4 3/4
                Third Quarter.......................      6            4
                Fourth Quarter......................      7            2 1/4

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

ITEM 6--SELECTED FINANCIAL DATA
-------------------------------

         The data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Because the Company changed its accounting policy with respect to the viatical settlement business effective for all periods beginning after June 30, 1996 and ceased the viatical settlement business in February 1997, information for 1996 and 1995 and as of December 31, 1996 and 1995 is not comparable to later periods or as of subsequent year ends. In addition, two businesses started in the second half of 1997 generated substantially more activity in 1999 compared to 1998 and 1997


                                                                          Years Ended December 31,
                                                                          ------------------------
                                                              1999        1998        1997        1996        1995
                                                              ----        ----        ----        ----        ----
                                                               (Dollars  in    thousands, except per share amounts)
                                                               ----------------------------------------------------


Statements of Operations Data:
-----------------------------
Earned discounts on life insurance  policies (1).            $  --       $  --       $  --      $ 3,697     $ 6,933
Earned  discounts   on  prior   maturities    and
     matured policies (1)........................              204         439         489        1,782          --
Interest income..................................            3,314       1,494       1,184          783         267
Net gain (loss) on securities....................           15,785       (999)         680           --          --
Gain (loss) on assets sold.......................                8         165       1,463        (180)          --
Total income.....................................           19,718       1,334       3,918        6,405       7,389
Interest expense.................................            4,963       3,680       3,599        3,984       3,352
Provision for loss on assets held for sale.......               --          --         328        3,140          --
Loss on investment in   wholly  owned   financing
     subsidiary..................................               --          --          --        6,940          --
Total expenses...................................           10,476       7,279       6,795       17,118       5,394
Income (loss)  before income  taxes,     minority
     interest and  net  loss  in   wholly   owned
     financing subsidiary charged  to reserve for
     equity  interest............................            9,242     (5,945)     (2,877)     (10,713)       1,996
Income tax benefit (expense).....................              590         (6)         (4)          526       (625)
Net  loss  in  wholly owned financing  subsidiary
     charged to reserve for equity interest......               --       2,300       3,891          488          --
Net income (loss) (2)............................            9,832     (3,650)       1,011      (9,699)         803
Basic earnings (loss) per share (3)..............           $ 2.95     $(1.12)      $ 0.29      $(2.46)      $ 0.51
Diluted earnings (loss) per share (3)............           $ 2.70     $(1.12)      $ 0.28      $(2.46)      $ 0.42

Balance Sheet Data (at December 31):
------------------------------------
Cash and cash equivalents........................         $ 12,836     $ 6,668    $ 10,040      $ 6,586     $ 1,057
Investment securities............................            9,024       2,113       5,817           --          --
Loans receivable.................................           35,467      10,188       4,016           --          --
Purchased life insurance policies................           31,728      33,893      36,587       41,246      48,938
Non-marketable securities........................            5,933       5,397       1,658        3,000          --
Total assets.....................................          101,526      62,443      62,969       68,944      58,226
Accrued litigation settlement....................            2,205          --          --           --          --
Reserve  for  equity  interest in   wholly  owned
     financing subsidiary........................               --          --       2,300        6,453          --
Total revolving certificates.....................            4,200       5,400          --           --          --
Total long-term debt (4).........................           66,028      41,529      38,804       41,218      40,549

                                       13



                                                                          Years Ended December 31,
                                                                          ------------------------
                                                              1999        1998        1997        1996        1995
                                                              ----        ----        ----        ----        ----
                                                               (Dollars  in    thousands, except per share amounts)
                                                               ----------------------------------------------------



Total liabilities................................           73,983      47,613      41,703       48,802      46,680
Total stockholders' equity (2)...................           27,543      14,830      21,266       20,142       4,866

Operating Data
--------------
Ventures
--------
Number  of   loans  and   investments  originated
    during the year..............................               16           6           2           --          --
Number of  loans  and   investments  outstanding,
    end of year..................................               15           6           2           --          --
Aggregate  amount   of   loans   and  investments
    originated during year at cost...............         $ 11,204     $ 6,695     $ 1,250           --          --
Aggregate  amount  of   loans   and   investments
     outstanding, end of year at cost............          $ 9,285     $ 6,456     $ 1,250           --          --

Allegiance
----------
Number of loans originated during year...........               16           4           1           --          --
Number of loans outstanding, end of year.........               21           5           1           --          --
Aggregate  principal amount  of  loans originated
     during year                                          $ 25,075     $ 5,425     $ 3,826           --          --
Aggregate     principal     amount     of   loans
     outstanding, end of year....................         $ 33,778     $ 9,103     $ 3,826           --          --
Interest accrued during year (5).................          $ 1,729      $  582       $  12           --          --
Weighted-average    interest    rate   on   loans
     originated during year (6)..................             9.9%        9.2%        9.4%           --          --
Weighted-average    interest    rate   on   loans
     outstanding, end of year (6)................             9.8%        9.3%        9.4%           --          --
Weighted-average   cost    of    funds   on  debt
     outstanding, end of year (7)................             8.4%        8.2%          --           --          --



 --

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment - Viatical Settlements - Method of Accounting for Viatical Settlements."
(2) Includes minority interest of $568 in 1995 on the statements of operations data and minority interest of $6,680 in 1995 on the balance sheet data. The minority interest was eliminated in 1996.
(3) Reflects the following transactions as if such transaction had occurred at the beginning of 1995 and 1996: (a) On September 30, 1995, Point West Capital and its then sole stockholder, The Echelon Group Inc. ("Old Echelon"), which was owned entirely by Point West Capital's executive officers, entered into a series of transactions (collectively, the "Reorganization") to separate the business of Point West Capital from Old Echelon's other business interests; (b) On January 12, 1996, Point West Capital effected a reverse stock split pursuant to which each outstanding share of Common Stock was converted into .7175 of a share of Common Stock;
     (c) In February 1996, all outstanding shares of Point West Capital's Cumulative Pay-in-Kind Preferred Stock were converted into 321,144 shares of Common Stock. The Reorganization included a sale of assets by Old Echelon to Echelon, which was also owned entirely by Point West Capital's executive officers, and a merger of Old Echelon into Point West Capital. Point West Capital's initial public offering occurred in February 1996.
(4) Includes term certificates, securitized notes payable, debentures payable and other long term liabilities.
(5) Includes origination fees recognized over the life of the related loans using the level yield method. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment - Allegiance - Method of Accounting for Loans."
(6)  Includes one loan  currently in default;  excludes  origination  fees.
(7)  Reflects cost of term certificates and revolving certificates.


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company at December 31, 1999 and results of operations for the Company for the three years ended December 31, 1999, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein. In addition, two businesses started in the second half of 1997 generated substantially more activity in 1999 compared to 1998 and 1997.

Overview
--------

         The Company is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Ventures, Allegiance and PWS. The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. See "Cessation of Viatical Settlement Business; Sale of Assets." Subsequent to February 1997, the Company has become a more broadly-based specialty financial services company. To that end, the Company has expanded its financial services business through Ventures, Allegiance and PWS. The Company continues to evaluate new business opportunities. Ventures, Allegiance and PWS, whose business activities are described under "Item 1--Business," may or may not be indicative of the types of business opportunities the Company will continue to pursue. See "Method of Consolidation" and "Considerations Under the Investment Company Act of 1940" below. No assurance can be given that the Company will be successful in identifying any new business opportunities or that any such enterprise will be successful.

Cessation of Viatical Settlement Business; Sale of Assets
---------------------------------------------------------

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In the third quarter of 1996, the Company decided to sell all or substantially all of its assets at that time. In February 1997, Point West Capital's Board decided to cease the Company's viatical settlement business. See Note 1 of Notes to Consolidated Financial Statements. Through December 31, 1999, the Company had entered into agreements to sell 375 policies with an aggregate sale price of $19.5 million, representing $29.3 million in aggregate face value. By December 31, 1999, the Company had completed the sale of (or otherwise collected) all but six policies (having an aggregate face value of $358,000) under these sales agreements. Substantially all of the sales took place during 1997. Point West Capital continues to service the life insurance policies held by DPFC which at December 31, 1999 totaled 457 policies with a face value of $36.6 million and a carrying value of $31.7 million. See "Item 1--Business -- Asset Sales; Viatical Settlement Business -- Viatical Business."

         As a result of the decision in the third quarter of 1996 to sell all or substantially all of the Company's assets, the Company reclassified all of its assets at that time (other than the policies held by DPFC) to a "held-for-sale" category during the third quarter of 1996. Accordingly, these assets are accounted for at the lower of carrying value or fair value less cost to sell.

Method of Consolidation
-----------------------

     The Company's financial statements consolidate the assets, liabilities and operations of DPFC, Ventures, Allegiance and PWS. See "Item 1--Business--The Company" and Note 1 of Notes to

Consolidated Financial Statements. Operations for PWS in 1999 and 1998 were immaterial. With the exception of Allegiance, Point West Capital directly or indirectly owns virtually all of the equity interests in its consolidated entities.

         Point West has a 65% ownership interest in and 95% voting control of Allegiance Capital. Allegiance Capital owns 100% of both Allegiance Funding and Allegiance Management. Allegiance Funding owns approximately 15% of Allegiance Trust I. The Allegiance Financing does not qualify for sale treatment under Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125") because the terms of the Allegiance Financing entitle Allegiance Funding to repurchase loans prior to the point at which the cost of servicing them becomes burdensome. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and borrowings under the Allegiance Financing are reflected in the Consolidated Balance Sheets.

         Point West formed Allegiance Capital in September 1997, and made the only capital contribution to Allegiance Capital. During 1998, Point West Capital was allocated 99.5% of the interest on loans through November 20, 1998, which was the initial funding date for the Allegiance Financing. Point West Capital is allocated a preferred return (based on the weighted-average interest rate of all loans outstanding) to the extent that Point West Capital's capital investment in Allegiance exceeds $3.0 million. In addition, net profits of Allegiance Capital for each calendar year are allocated to Point West Capital in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall is carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West Capital to the extent that in each year sufficient profits are available with no carry forward provided.

Share Repurchase Program
------------------------

         In October 1996, the Board approved a share repurchase program pursuant to which the Company was authorized to purchase from time to time up to 1 million shares of Common Stock at prevailing market prices. In June 1997, such authority was increased to 1.04 million shares of Common Stock. In June 1997, the Company completed the share repurchase program, having repurchased an aggregate of 1.04 million shares at a weighted-average price of $2.77 per share.

Results of Operations for the Company
-------------------------------------

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
     ---------------------------------------------------------------------

         Total Income. Total income increased $18.4 million to $19.7 million in 1999 from $1.3 million in 1998 primarily due to $13.0 million of net gain on securities recognized by Ventures. Also contributing to the increase was (i) $2.8 million of net gain on securities sold by Point West Capital and (ii) an increase in interest income primarily related to an increase in loans held by Allegiance and Ventures. Offsetting the increase in 1999 compared to 1998 was an aggregate decrease of $393,000 in income related to the Viatical Settlement segment. See "Results of Operations by Segment -- Viatical Settlements -- Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 and Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 -- Earned Discounts on Matured Policies" and " -- Gain on Assets Sold."

         Total Expenses. Total expenses increased 43.8% to $10.5 million in 1999 from $7.3 million in 1998. This increase was primarily due to a $1.3 million increase in interest expense related to borrowings by Allegiance. Also contributing to the increase were (i) $945,000 of litigation expense recorded in 1999 reflecting the net amount of the settlement agreement related to the pending federal class action and state alleged class action lawsuits not covered by insurance, (ii) an increase in compensation and benefits for employees in 1999, (iii) an increase in legal and professional expenses related to Allegiance, and (iv) a write-off of a loan. See "Results of Operations by Segment -- Other -- Other General and Administrative Expenses." The settlement agreement is subject to Court approval.

         Income Taxes. The income tax benefit of $590,000 recorded in 1999 is primarily related to the elimination of the valuation allowance and the utilization of the net operating losses (NOLs) to offset net gain on securities recognized by Ventures. See "Income Taxes." In 1998, the Company recorded $5,600 for minimum state income taxes. See Note 8 of Notes to Consolidated Financial Statements.

         Net Loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. The DPFC net loss of $4.2 million for 1999 and $1.7 million for 1998 was included in the Company's net income (loss). During 1998, an additional $2.3 million of DPFC loss was charged against the reserve for equity interest in wholly owned financing subsidiary. Prior to the depletion of the reserve during the third quarter of 1998, losses were charged against the reserve for equity interest in wholly owned financing subsidiary. After the reserve was fully depleted during the third quarter of 1998, DPFC's losses have been reflected in the Company's net income (loss). All additional losses of DPFC will be reflected in the Company's net income (loss) during the periods in which such losses occur.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
     ---------------------------------------------------------------------

         Total Income. Total income decreased 66.7% to $1.3 million in 1998 from $3.9 million in 1997 due primarily to a $1.0 million loss on securities recognized by Ventures in 1998. Total income for 1997 included a $680,000 gain on securities sold by Point West Capital. Also contributing to the decrease was a $1.3 million decrease in the gain on life insurance policies sold. Offsetting this decrease was an increase of $310,000 for 1998 in interest income related to the activities of Allegiance and Ventures.

         Total Expenses. Total expenses increased 7.4% to $7.3 million in 1998 from $6.8 million in 1997. Contributing to the increase were: (i) a $363,000 increase in compensation and benefits resulting from the hiring of employees to support Allegiance's and PWS' activities and an increase in salaries and other benefits for other employees for 1998; and (ii) a $253,000 increase in other general and administrative expenses due to increased premium expenses incurred in connection with life insurance policies held by DPFC. The 1997 expenses include a $328,000 provision for loss on assets held for sale.

         Income Tax Expense. In 1998, the Company recorded $5,600 for minimum state income taxes versus $4,000 in 1997. See Note 8 of Notes to Consolidated Financial Statements.

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

Results of Operations by Segment
--------------------------------

     Viatical Settlements
     --------------------

         The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.

         Method of Accounting for Viatical Settlements

         Through June 30, 1996, the Company used the level yield method to recognize income on life insurance policies. See the Company's 1998 Form 10-K for a further description thereof. As a result of the Company's decision in 1996 to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996. This reserve is reevaluated quarterly. The reserve for loss on sale of assets was $132,000 and $167,000 as of December 31, 1999 and 1998, respectively. In 1996, the Company also established a reserve for loss of Point West Capital's equity interest in DPFC. By the end of the third quarter of 1998, the reserve was fully depleted. See "Certain Accounting Implications for DPFC."

         During 1999, 1998 and 1997, the Company recognized income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). The income is equal to the difference between the policy proceeds (less any back-end sourcing fees) and the carrying value of the policies after giving effect to any reserve for loss on the sale of such policies. The Company also no longer includes, in the carrying value of policies in the Consolidated Balance Sheet, premiums incurred after June 30, 1996, but began expensing these costs in the Consolidated Statement of Operations.

         Certain Accounting Implications for DPFC

         Although the Securitized Notes have a stated maturity of March 10, 2005, the Securitized Notes were originally expected to be repaid by the fourth quarter of 1997. However, at December 31, 1999, $38.5 million remained outstanding under the Securitized Notes. As a result of the substantially delayed collection of DPFC policies, DPFC had a deficit of approximately $5.9 million at December 31, 1999.

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

         In 1999, the total loss realized by DPFC was $4.2 million, which was reflected in the Company's net income. In 1998, the total loss realized by DPFC was $4.0 million, $2.3 million of which was charged against the reserve for equity interest in wholly owned financing subsidiary, and $1.7 million of which was reflected in the Company's net loss. The average historical quarterly losses in DPFC have been approximately $1 million per quarter over the past four quarters. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit of DPFC net of any tax effect.

         The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

         Potential Default by DPFC

         The Company and the Noteholders were previously in discussions regarding ongoing responsibilities for the Securitized Notes and the potential liquidation of DPFC. However, these discussions have ceased. If the Company and the Noteholders do not modify existing obligations and responsibilities for the Securitized Notes, it appears likely that sometime between March and June 2000 there will be insufficient funds available to pay interest on, and other costs associated with, the Securitized Notes. Such other costs consist primarily of Point West Capital's monthly servicing fee of $36,000 and the reimbursement to Point West Capital for premiums paid (which during 1998 and 1999 averaged $23,000 per month). The exact point in time that there will be insufficient funds cannot be determined because it is dependent on life insurance policy collections. Based on the liquidity account balance as of February 29, 2000 and on policies collected during February 2000, sufficient funds are available to pay interest on, and a portion of other costs associated with, the Securitized Notes through February 2000. A failure to pay interest under the Securitized Notes would constitute an event of default under the Indenture. In addition, a failure to pay other costs associated with the Securitized Notes would, if not cured within 30 days, constitute an event of default under the Indenture. An event of default would give the Noteholders the right to accelerate the payment of the Securitized Notes, foreclose on the policies and dismiss Point West Capital as the servicer. In addition, when DPFC is liquidated or the Securitized Notes are otherwise retired, the Company will have income tax liability associated with the gain from debt forgiveness. The Company may be able to utilize the carryforward losses from DPFC to offset such liability, unless the carryforward losses have been previously utilized. The Company does not currently know what actions might be taken or claims might be made by either the Noteholders or the Company with respect to an event of default or any insufficiency of funds to pay costs associated with the Securitized Notes.

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 and Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Earned Discounts. Earned discounts on matured polices decreased 53.5% to $204,000 in 1999 from $439,000 in 1998, and decreased 10.2% in 1998 from
$489,000 in 1997. The decreases are due primarily to fewer deaths of insureds and secondarily to a decrease in the size of the Company's portfolio of life insurance policies. During 1999, earned discounts on matured policies were recognized on 38 policies with a face value of $2.4 million, compared to 46 and 77 policies with a face value of $2.9 million and $4.9 million in 1998 and 1997, respectively. See "Method of Accounting for Viatical Settlements." As of
December 31, 1999, the Company held 463 policies with an aggregate carrying value of $31.8 million (comprised of "purchased life insurance policies" and a portion of "other assets") and an aggregate face value of $36.9 million. All of the "purchased life insurance policies" are pledged as security for the Securitized Notes.

         Interest Income. Interest income decreased 60.5% to $79,000 in 1999 from $200,000 in 1998, and 13.8% in 1998 from $232,000 in 1997, as a result of lower cash balances attributable to DPFC and to lower yields on such cash balances. DPFC's cash balances are affected by the amount and timing of any policy collections and by the amount and timing of expenses (such as interest, trustee fees, premium costs and servicing fees) related to its portfolio. The cash generated by DPFC policy collections is restricted under the Indenture.

         Gain on Assets Sold. The gain on assets sold decreased 95.2% to $8,000 in 1999 from $165,000 in 1998 and 89.0% in 1998 from $1.5 million in 1997. The
Company collected sale proceeds on one policy in 1999 compared to seven and 246 policies in 1998 and 1997, respectively. The realized gain was calculated based on the difference between the sale proceeds and the carrying value after giving effect to the provision for loss on sale of assets. See "Cessation of Viatical Settlement Business; Sale of Assets."

The Company collected a large portion of the sale proceeds from life insurance policies in 1997. Therefore, there have been and will be minimal (if any) gains or losses on any policies sold in future periods pursuant to existing agreements.

         Other Income. Components of other income include collections on policies of dividends, interest and paid-up cash values, increases in face value of matured policies and refunds of premiums on matured policies. Other income decreased 55.5% to $77,000 in 1999 from $173,000 in 1998. This decrease was due to the face value increase described below and to the decrease in the number and amount of matured policies. Other income increased $106,000 in 1998 from $67,000 in 1997 due to a $65,000 increase in face value on one policy in 1998 and an aggregate of $43,000 in paid-up cash values on two policies in 1998.

         Interest Expense. Interest expense remained relatively constant at $3.5 million in 1999 and $3.6 million in 1998 and 1997. Average borrowings under the Securitized Notes changed less than $1.0 million over the past three years.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 44.1% to $356,000 in 1999 from $637,000 in 1998. During 1998 the Company recorded a historically high premium expense. The Company believes that if the life insurance policies continue to mature slowly, life insurance premium costs are likely to increase in future periods notwithstanding the decrease in 1999. See "Certain Accounting Implications for DPFC." Other general and administrative expenses increased $402,000 in 1998 from $235,000 in 1997. This increase was due primarily to an increase in life insurance policy premium costs. However, because such premium costs were largely charged against the reserve for equity interest in wholly owned financing subsidiary until it was depleted in the third quarter of 1998, the increase had a marginal effect on the Company's 1998 net income (loss) relative to 1997.

         Provision for Loss on Assets Held for Sale. The Company recorded in 1996 a provision for loss on sale of assets totaling $3.1 million. In 1997, the Company recorded an additional provision in the amount of $328,000 in connection with the remaining policies not yet sold, based on management's revised best estimate of proceeds from the sale of such policies. No further provision was considered necessary in 1999 or 1998 because management believed that the existing provision was adequate.

     Ventures
     --------

         Method of Accounting for Loans and Debt and Equity Securities

         Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported in the Consolidated Balance Sheets at fair value with any cumulative unrealized gains and losses as a separate component of stockholders' equity. The Company uses the cost method to account for non-marketable securities. The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. For further information regarding accounting for securities classified as available-for-sale, see Note 2 of Notes to Consolidated Financial Statements. Any realized gains and losses, interest and dividend and unrealized losses on securities judged to be other-than-temporary are reported in the Consolidated Statements of Operations on an appropriate line.

         The Company accounts for loans at the principal amount outstanding, and accruing interest on outstanding balances. At December 31, 1999 and 1998, the Company evaluated each of Ventures' outstanding loans and determined that an allowance for loan losses was not necessary. As Ventures' loan portfolio grows or upon subsequent evaluation, the Company will provide for allowances for loan losses to the extent considered necessary. See Note 3 of the Notes to Consolidated Financial Statements.

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 and Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Interest Income. Interest income increased to $1.2 million in 1999 from $300,000 in 1998. This increase was primarily due to $625,000 of interest income recognized in 1999 as a result of warrants (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures' loans. Also contributing to the increase was a $284,000 original issue discount recognized in connection with a debt security that was repaid in December 1999. Interest income increased $167,000 in 1998 from $133,000 in 1997. This increase was due primarily to $98,000 of interest income recognized in 1998 as a result of a warrant received in connection with the loan described above. Also contributing to the increase was an increase in the number of loans made by Ventures. See "Method of Accounting for Loans and Debt and Equity Securities."

         Net Gain (Loss) on Securities. Ventures recognized a net gain on securities of $13.0 million in 1999 primarily in connection with the sale of two of its investments. See "Income Tax." Ventures reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such review, Ventures determined that $535,000 of non-marketable equity securities held of one company was impaired at June 30, 1999 and $500,000 of non-marketable equity securities held of another company was impaired at December 31, 1999. Therefore, Ventures wrote-off the entire $1,035,000 carrying value of such securities in 1999, which is included in the net gain on securities. This write-off partially offset Venture's gain on securities during 1999. Ventures recognized a net loss on securities of $979,000 in 1998 primarily because it determined that $1,004,000 of non-marketable securities held of one company was impaired at September 30, 1998, and therefore wrote-off the entire $1,004,000 carrying value of such security in 1998. This write-off completely offset Venture's $25,000 gain on securities during 1998. Ventures did not recognize any net gain (loss) on securities in 1997.

         Other Income. In 1999, Ventures recognized other income of $64,000 in connection with a partial recovery of a $1.0 million investment that was completely written-off in 1998 and a fee related to one of Ventures' loans. Ventures recognized no other income in 1998 and minimal other income in 1997.

         Interest Expense. Interest expense increased to $208,000 in 1999 from $98,000 in 1998 due to a full year of interest owed on funds borrowed from the SBA in July 1998. The fixed interest rate (including a 1% annual fee) is 6.9%. Prior to July 1998, Ventures had no debt.

         Amortization. Amortization costs decreased 51.6% to $30,000 in 1999 from $62,000 in 1998. The 1998 period reflects organizational costs which are currently required to be expensed as incurred and were written-off at the end of 1998. Amortization costs increased $58,000 in 1998 from $4,000 in 1997 because of the financing costs associated with the funds borrowed in July 1998 and because organizational costs were expensed in 1998.

     Allegiance
     ----------

         Method of Accounting for Loans

         The Company accounts for loans advanced by Allegiance by carrying them at the principal amount outstanding, and accruing interest on outstanding balances. At December 31, 1999 and 1998 the allowance for loan losses was $155,000 and $50,000, respectively. The allowance for loan losses is estimated by management based on a review of the loans and factors which in management's judgement indicate impairment is inherent in the portfolio on the balance sheet date. Management believes that the allowance for loan losses is adequate. Although management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At December 31, 1999, one loan was in default and on non-accrual status. This loan is not included in the collateral securing the Allegiance Financing.

         Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("SFAS 91").

         The Allegiance Financing provides for long-term fixed and short-term fixed and floating rate debt. See "Description of Revolving and Term Certificates." Allegiance, from time to time, uses futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of term certificates. The futures contracts are intended to protect a portion of the net interest margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts ("SFAS 80"), all such deferred amounts are reflected in the Consolidated Balance Sheets as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of December 31, 1999, Allegiance had net realized gains on its hedging activities of $215,000 which decreased loans receivable in a like amount. As of December 31, 1999, Allegiance had no open hedges. As of December 31, 1998, Allegiance had net realized losses on its hedging activities of $261,000 which increased loans receivable in a like amount.
Unrealized net losses from open hedges as of December 31, 1998 were $800.

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 and Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Interest Income. Interest income increased to $1.8 million in 1999 from $589,000 in 1998 and $14,000 in 1997. This increase was due to increased lending activity by Allegiance. However, offsetting this increase was $132,000 of interest in 1999 that was not accrued on one delinquent loan. Allegiance had 21 loans outstanding in the aggregate amount of $33.8 million at December 31, 1999 as compared to five loans and one loan outstanding in the aggregate amount of $9.1 million and $3.8 million at December 31, 1998 and December 31, 1997, respectively. The weighted-average interest rate on the loans outstanding during 1999 was 8.9% compared to 9.4% during 1998 and 1997. The weighted-average interest rate is calculated based on the total interest earned for the appropriate period, excluding one loan on non-accrual status, divided by the weighted-average principal balance outstanding during the appropriate period. The weighted-average interest rate for the 1999 period decreased because one loan in the amount of $2.1 million was delinquent and on non-accrual status. Allegiance cannot predict at this time whether the loan will remain on non-accrual status. However, to the extent that the loan does remain on non-accrual status, Allegiance does not anticipate receiving interest income (approximately $16,000 per month) from such loan. Allegiance has declared an event of default on the delinquent loan and is in the process of taking actions to foreclose on assets securing the loan. Based on a preliminary assessment of the business and operations of the defaulted borrower, Allegiance believes it will not incur any loss in connection with such loan. See "Item 3--Legal Proceedings."

         Interest Expense. Interest expense increased to $1.2 million in 1999 from $31,000 in 1998 as a result of the interest paid under the Allegiance Financing. During 1999 the weighted-average interest rate under the Allegiance Financing was 7.9% and the weighted-average borrowings were $15.4 million compared to a weighted-average interest rate of 9.2% and weighted-average borrowings of $299,000 for 1998. Prior to November 1998, Allegiance had no debt.

         Compensation and Benefits. Compensation and benefits increased 55.4% to $286,000 in 1999 from $184,000 in 1998 and increased $137,000 in 1998 from
$47,000 in 1997. These increases resulted from the hiring of additional employees to support Allegiance's lending activities.

         Other General and Administrative Expenses. Other general and administrative expenses increased $344,000 to $522,000 in 1999 from $178,000 in 1998. This increase was due primarily to a $152,000 increase in general legal expense, a $55,000 increase in allowance for loan losses, a $64,000 increase in professional fees related to the one delinquent loan, and a $49,000 increase in expenses related to the Allegiance Financing. Other general and administrative expenses increased $145,000 in 1998 from $33,000 in 1997. This increase was primarily due to an increase in Allegiance's activities and the allowance for loan losses that was recorded in 1998. See "Method of Accounting for Loans."

         Amortization. Amortization costs increased $167,000 to $223,000 in 1999 from $56,000 in 1998 and $55,000 in 1998 from $1,000 in 1997. The 1999 period reflects a full year of financing costs associated with the Allegiance Financing which was completed in August 1998. The 1998 period reflects financing costs associated with the Allegiance Financing and organizational costs which are currently required to be expensed as incurred and were written-off at the end of 1998. The 1997 period reflects organizational costs.

     Other
     -----

         The Other segment includes operating results for Point West Capital and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the Other segment and has not been allocated to other segments. Activities for PWS were immaterial in 1999 and 1998.

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 and Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Interest Income. Interest income declined 43.1% to $231,000 in 1999 from $406,000 in 1998. Interest income declined because a larger portion of cash balances have been invested in lower yielding instruments (primarily government securities) in 1999 compared to higher yielding instruments (primarily commercial paper and corporate bonds) in 1998. See "Considerations Under the Investment Company Act of 1940." Interest income decreased 49.5% in 1998 from $804,000 in 1997. This decrease in 1998 compared to 1997 is due to lower cash balances. In 1998, the Company used a portion of proceeds from the sale of policies in the first half of 1997 to grow other businesses. In 1997, such proceeds were invested in short term securities and marketable securities.

         Net Gain (Loss) on Securities. Net gain on securities increased to $2.8 million in 1999 from ($20,000) in 1998. This increase was primarily the result of a $2.4 million gain in connection with the partial sale by Point West of one of its investments. Also contributing to the increase was a gain in connection with hedging activities of Internet related stocks of $312,000. Under generally accepted accounting principles such hedging activities do not constitute hedges under SFAS 80. Therefore, such hedging activities are reflected in the Company's Consolidated Statement of Operations. At December 31, 1999 no such hedges were in place. See "Item 7A -- Quantitative and Qualitative Disclosures About Market Risks." Net gain on securities decreased in 1998 from $680,000 in 1997 because Point West Capital recognized a $680,000 gain in 1997 in connection with another partial sale of the investment described above.

         Other Income. Other income increased to $252,000 in 1999 from $70,000 in 1998. This increase was due to (i) an increase of $140,000 in fees received by PWS for investment banking services and (ii) $42,000 in trading commissions generated by PWS in 1999. The amount and timing of these services in future periods cannot be predicted because of the limited operating history of PWS and the uncertainty regarding the scope of services to be provided by PWS. Other income increased $44,000 in 1998 from $26,000 in 1997. This increase was primarily a result of a $70,000 placement fee received by Point West Capital in connection with an investment made by co-investors of Point West Ventures in an unaffiliated small business entity. The placement fee received was in the form of preferred shares. These preferred shares were written off in 1998 as part of the $1.1 million write off of non-marketable securities. See Note 4 of Notes to Consolidated Financial Statements.

         Compensation and Benefits. Compensation and benefits increased 30.8% to $1.7 million in 1999 from $1.3 million in 1998 and 18.2% in 1998 from $1.1 million in 1997. These increases were due primarily to an increase in compensation and benefits for employees.

         Other General and Administrative Expenses. Other general and administrative expenses increased $1.3 million to $2.2 million in 1999 from $882,000 in 1998. This increase was primarily due to $945,000 of litigation expense recorded in 1999 reflecting the net amount of the settlement agreement related to the pending federal class action and state alleged class action lawsuits not covered by insurance. On February 25, 2000, the Court approved a proposed settlement of the lawsuits. As a result, the Company expects legal expenses to decrease substantially in 2000 relative to 1999 and 1998. See "Item 3--Legal Proceedings." Also contributing to the increase were a $140,000 loan write-off, a $101,000 increase in legal expenses incurred in connection with the federal and state alleged class action lawsuits, a $65,000 increase in rent expense and a $55,000 increase in accounting expense. During the second quarter of 1999, the Company renewed the lease on its current space. The Company's monthly rent increased from $5,240 per month to approximately $15,000 per month. Other general and administrative expenses decreased 26.5% in 1998 from $1.2 million in 1997. This decrease was due primarily to a decrease in legal expenses in 1998 in the amount of $228,000 incurred in connection with the federal and state alleged class action lawsuits. This decrease was largely a result of Point West Capital's directors and officers insurance policy retention limit being satisfied, requiring the insurance carrier to fund the majority of the continuing costs of such litigation.

Liquidity and Capital Resources
-------------------------------

     Point West Capital and PWS

         At present, neither Point West Capital nor PWS has an external funding source from which to fund its working capital and general corporate needs. During 1999, the Company supported the operations of Point West Capital and PWS primarily from existing cash balances and sale proceeds of investment securities. In prior periods, the Company generated cash primarily from sales proceeds of life insurance policies and investment securities. The Company invested the cash in the growth of its businesses. At December 31, 1999, Point West Capital and PWS' cash and cash equivalents were $767,000. At December 31, 1999, Point West Capital and PWS' investment securities classified as held-to-maturity were $2.5 million, which consisted of government securities. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Ventures, Allegiance and PWS and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940." There can be no assurance that Point West Capital or PWS will be successful in obtaining external financing on satisfactory terms assuming the Company determines additional funds are needed. The Company at present anticipates having sufficient liquidity to meet the working capital and operational needs of Point West Capital and PWS through 2000, using current cash and cash equivalents.

     DPFC

         DPFC operations are in run-off. Point West Capital, as servicer under the Securitized Notes, performs monitoring and collection activities for DPFC and incurs administrative costs associated with these activities. Point West Capital is reimbursed for these costs subject to priority provisions contained in the Indenture. As of December 31, 1999, the outstanding principal amount of the Securitized Notes was $38.5 million. As of the same date, DPFC had restricted cash of $1.0 million, which cannot be accessed by Point West Capital except for reimbursement of costs incurred in connection with its activities as servicer under the Indenture. Principal and interest payments on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require Point West Capital to expend cash or obtain financing to satisfy such principal and interest obligations. For a discussion of the adverse effects of a potential default by DPFC on the Company, see "Results of Operations by Segment -- Viatical Settlements -- Potential Default by DPFC."

     Ventures

         Ventures' activities have generally been supported by capital contributions from Point West Capital, by the sale of investments, by loans from the SBA and the repayment by obligors of loans. During 1997, 1998 and 1999 Point West Capital contributed to Ventures $2.5 million, $2.5 million and $800,000, respectively. During 1999, Ventures generated $21.3 million of cash proceeds (net of commissions) from the sale of securities and repayment of loans. At December 31, 1999, Ventures' cash and cash equivalents were $11.5 million.

         Point West Ventures has an SBA debenture license and, therefore, may be permitted, based on capital contributions by Point West Capital and realized gains on the sale of securities, to borrow up to $16.6 million from the SBA. Any borrowings bear interest at the Debenture Rate. Interest is payable semi-annually. In addition, there is a leverage and underwriting fee of 3.5% and a fee of 1% per annum on the outstanding amount of debt. Among other requirements, an SBIC with an SBIC debenture license must maintain proper diversification of its portfolio. This requirement generally means that in order to borrow funds from the SBA, no single investment may exceed 20% of the SBIC's regulatory capital plus its net unrealized investment gains. The net unrealized investment gains may be used in this calculation only if the SBIC has positive retained earnings. Additionally, the portfolio must consist of a proper mix of debt and equity investments. In July 1998, Point West Ventures borrowed $3.0 million from the SBA.

         Ventures may not have sufficient liquidity, at least in the short term, to grow its business. In addition, because of substantial appreciation in investments, the Company may be required to restrict Ventures' growth in order to avoid registration under the Investment Company Act of 1940 at some time in the future. See "Considerations Under the Investment Company Act of 1940."

     Allegiance

         As of December 31, 1999, Point West Capital had invested $7.5 million in Allegiance Capital. In August 1998, Allegiance put in place the Allegiance Financing. See "Description of Revolving and Term Certificates." The Company expects that the Allegiance Financing will provide sufficient funds to support Allegiance's current level of lending activities through April 15, 2000. Allegiance is attempting to arrange additional financing for its loan origination activities after April 15, 2000, but no assurance can be given that such financing will be obtained or obtained on terms acceptable to Allegiance. See Note 5 of Notes to Consolidated Financial Statements.

Description of Revolving and Term Certificates
----------------------------------------------

         Pursuant to the Allegiance Financing, a consortium of insurance companies (the "Investors") provided funding through September 20, 1999, with a balance at that date of $24.9 million, on a non-recourse revolving certificate basis which was used for the purchase or funding of loans originated by Allegiance Capital and transferred, through Allegiance Funding, to Allegiance Trust I. On September 21, 1999, the revolving certificates then outstanding were repaid through the issuance of the term certificates described below.

         Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued. The original revolving certificates were issued in August 1998 in four classes, consisting of Class A-R, Class B-R, Class C-R and Class D-R. The Class D-R certificate, which represents the right to receive all excess cash flow from Allegiance Trust I, was unrated while the other revolving certificates received ratings from Duff & Phelps Credit Rating Co. ("Duff & Phelps") ranging from A to BB. At September 20, 1999, the following principal amounts of Class A-R, Class B-R, Class C-R and Class D-R revolving certificates were outstanding, respectively: $19.5 million, $3.2 million, $2.2 million and $2.4 million. At September 21, 1999 such revolving certificates were repaid through the issuance in the following amounts of Class A, Class B, Class C, Class D, Class E and Class F term certificates:
$17.8 million, $1.8 million, $2.0 million, $1.8 million, $1.3 million and $2.6 million. The Class F term certificate, which was retained by Allegiance, was unrated while the other term certificates received ratings from Duff & Phelps ranging from AA to B. The weighted-average fixed interest rate of the term certificates held by third parties is 8.1%.

         The Company and Investors executed amendments which extended the Allegiance Financing through April 15, 2000. The Investors agreed to continue to provide revolving debt, subject to certain limitations, through April 15, 2000, on terms similar to those under the original revolving certificates under the Allegiance Financing, but with the addition of another class of revolving certificates as described below. Allegiance has agreed to retain an unrated revolving certificate related to the extension. In addition, the Investors agreed to provide up to $20.2 million of additional term financing, subject to certain limitations, through April 15, 2000, on terms similar to those under the original term certificates issued under the Allegiance Financing. The fixed interest rate on the additional term certificates will be based on the ten-year U.S. Treasury yield plus a spread ranging from 2.0% to 8.5%. As of December 31, 1999, Allegiance has borrowed $4.2 million under the revolving certificates. Allegiance anticipates converting to term debt any outstanding revolving debt under the Allegiance Financing as of April 15, 2000.

         Pursuant to the extension, as additional funds are utilized going forward, the amount issued under the various classes of term certificates will increase, and such increases may be disproportionate to the current proportions of term certificates outstanding. In December 1999, Allegiance Trust I reissued the Class C-R revolving certificate as two classes, Class C1-R and Class C2-R, and funded the Class B-R, Class C1-R, Class C2-R and Class D-R revolving certificates. The Class C1-R certificates were funded in the principal amount of $1.4 million and the Class C2-R certificates were funded in the principal amount of $1.1 million. The Class B-R certificates were funded in the principal amount of $1.7 million. Such certificates bear interest at a fixed rate based on the one-year U.S. Treasury yield plus a weighted-average spread of 4.7%. The weighted-average interest rate of the revolving certificates held by third parties at December 31, 1999 was 10.4%. Allegiance funded and retained the unrated Class D-R revolving certificate in the amount of $2,197,000.

         The Allegiance Financing does not qualify for sale treatment under SFAS 125 because it entitles Allegiance Funding to repurchase loans prior to the point at which the cost of servicing them becomes burdensome. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS

125. The loans and borrowings under the Allegiance Financing are reflected in the Consolidated Balance Sheets.

         In connection with the Allegiance Financing, Allegiance Capital paid a $175,000 commitment fee when funds were initially borrowed. Of such commitment fee, $58,000 has been amortized over the expected life of the revolving certificates (10 months) and $117,000 are being amortized over the expected life of the term certificates (15 years). In connection with the extension, Allegiance paid a $125,000 commitment fee. Of such fee, $42,000 will be amortized over the expected life of the revolving certificates (8 months) and $83,000 will be amortized over the expected life of the term certificates (15 years). These allocations were based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates.

         Allegiance's ability to borrow under the Allegiance Financing is based on the delivery of loans meeting certain eligibility criteria relating to loan-level and pool-level credit criteria, form of security and appropriate legal documentation. The loan-level credit criteria and security and documentation requirements generally follow Allegiance's basic lending guidelines. The pool-level criteria create requirements with respect to a variety of parameters intended to achieve certain overall levels of credit quality and credit diversification. The ability to borrow is also subject to the non-occurrence of certain events of default, some of which are curable and some of which result in permanent loss of borrowing rights. Permanent loss of funding will result from, among other things, the following: (i) non-payment of interest on the revolving certificates (ii) any event of default by the servicer, Point West Capital, or special servicer, Allegiance Capital (as described below), not cured or waived within 30 days; (iii) the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to Allegiance Funding; and
(iv) the occurrence of certain specified levels of delinquent or defaulted loans or loan losses. Temporary loss of funding will result from exceeding certain specified levels of delinquent or defaulted loans or loan losses, or from non-compliance with required liquidity account levels (as described below).

         Under the Allegiance Financing, a liquidity account (the "Reserve Account") is required to be maintained, generally at 1% of the aggregate balance of loans underlying the revolving and term certificates, subject to a minimum of $250,000. The required amount can increase by a formula amount upon the incurrence of, and based on a fraction of the dollar amount of, any delinquent, defaulted or underperforming loans.

         Point West Capital acts as servicer and Allegiance Capital acts as special servicer pursuant to a Servicing Agreement (the "Allegiance Servicing Agreement"). As servicer, Point West Capital is required to provide monthly reports to the trustee regarding loan collections, to maintain the loan payment records and to provide related monitoring services. Point West Capital receives a fee of 0.20% per annum on the outstanding balance of the loan pool, underlying the revolving and term certificates and bears all expenses related to its duties, as well as the trustee fee. As special servicer, Allegiance Capital provides quarterly reports to the trustee regarding loan collateral performance and is responsible for managing any delinquencies, defaults or liquidations. An unaffiliated third party provides additional services with respect to loan collateral monitoring as servicing advisor. Allegiance Capital receives a fee of 0.20% per annum on the outstanding balance of the loan pool underlying the revolving and term certificates, and bears all expenses related to its duties, as well as the servicing advisor's fees. Point West Capital, Allegiance Capital and the servicing advisor are entitled to receive reimbursement from loan collections for certain expenses which may be incurred with respect to loan defaults, work-outs or dispositions. All amounts owed to Point West Capital and Allegiance Capital are subject to availability of cash after payment of certain other priority amounts pursuant to the Allegiance Trust Agreement. An event of default under the Allegiance Servicing Agreement will occur upon, among other things, (i) failure by the servicer, special servicer or servicing advisor to remit any loan collections received by them; (ii) failure by the servicer, special servicer or servicing advisor to deliver the reports required to be delivered by them; or (iii) the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to the servicer, special servicer or servicing advisor. If an event of default occurs and is not remedied, the offending party, servicer, special servicer, or servicing advisor, may be replaced at the request of the Investors and replaced by a nominee of Allegiance Funding, subject to the approval of the Investors.

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

         Point West Capital acts as servicer under the Indenture pursuant to a Contribution, Sale and Servicing Agreement (the "DPFC Servicing Agreement") and receives monthly, pursuant and subject to the terms of the Indenture, a fee of $36,000 until the earlier to occur of collection of the face value of the last policy in the Pool or payment in full of the Securitized Notes. Point West Capital is required under the DPFC Servicing Agreement to monitor each policy and to cause the collection and remittance to the trustee of the face value of matured policies. Point West Capital pays all expenses related to such monitoring and collection services, including paying premiums and back-end fees, and is reimbursed for certain expenses. All amounts owed to Point West Capital pursuant to the monitoring and collecting activities are subject to availability of cash after payment of other priority amounts as provided in the Indenture. For a discussion of a potential default by DPFC under the Indenture, see "Results of Operations by Segment -- Viatical Settlements -- Potential Default by DPFC." The DPFC Servicing Agreement contains certain covenants restricting Point West Capital's activities, including (i) restrictions on mergers, (ii) provisions related to respecting the separate legal status of DPFC, (iii) a requirement that no person will own a greater percentage of the aggregate voting power of equity securities of Point West Capital entitled to vote in the election of directors than the percentage collectively beneficially owned by the Point West Capital's executive officers and no person other than Point West Capital's executive officers will own more than 20% of such aggregate voting power, (iv) a requirement that Point West Capital's executive officers constitute a majority of the Board, and (v) a requirement that Point West Capital employ at least two of Point West Capital's executive officers (or such other personnel reasonably acceptable to the Noteholders) in their respective current capacities. An event of default will occur under the DPFC Servicing Agreement if, among other things, (i) an event of default occurs under the Indenture, or (ii) certain events of bankruptcy, insolvency or reorganization occur with respect to Point West Capital. If an event of default occurs under the DPFC Servicing Agreement, Point West Capital can be replaced as servicer under the Indenture. The back-up servicer is the trustee under the Indenture.

Income Taxes
------------

         The Company has significant NOLs for tax purposes. The NOLs are primarily related to losses incurred by DPFC. Prior to December 1999, the Company established valuation allowances which offset completely the deferred tax assets related to NOLs because the Company and DPFC were unable to consistently generate taxable earnings. In 1999, the majority of NOLs were used to offset the income primarily related to sales of securities by Ventures. The Company recorded a tax benefit in the amount of $590,000 and the valuation allowance was eliminated in the fourth quarter of 1999. See "Results of Operations by Segment -- Viatical Settlements -- Potential Default by DPFC."

Considerations Under the Investment Company Act of 1940
-------------------------------------------------------

         The Investment Company Act of 1940 (the "1940 Act") creates a comprehensive regulatory framework applicable generally to investment companies (i.e., companies engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act, whether or not those companies intend to be engaged primarily in such business). Companies that are subject to the 1940 Act must register with the SEC as investment companies and upon registration become subject to extensive regulation. The Company believes, based on its current activities and the nature of its assets, that it should not be deemed to be an investment company because it is not engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act and the rules of the SEC promulgated thereunder and does not hold itself out as an investment company.

         There are also various percentage of assets and income tests (the "Percentage Tests") and other subjective tests under the 1940 Act and related rules that are relevant in considering whether a company is deemed to be an investment company.

         Although the Company believes that it should not be deemed to be an investment company, it is possible that it could become one in the near future as a result of the following:

         * Allegiance has not grown its commercial lending business as quickly as the Company had expected;

         * The Company has been unable to commence or acquire other complementary financial services businesses as rapidly as it had hoped;

         * The success of Ventures, which holds a number of investment securities, has exceeded expectations;

         * The success of other investments by the Company has exceeded expectations; and

         * An event of default under the Indenture is expected to occur sometime between March and June 2000.

         The majority of investment securities held by the Company have been acquired since January 1998. The aggregate value of these investments has increased substantially since the purchase dates and the Company has realized substantial gains in connection with the sales of some of these investments. During 1999, Ventures sold some of its investments in part to address these issues. The proceeds of these sales have been invested in U.S. government securities pending final use, which has included further investments by Ventures.

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

         *     continuing to develop  Allegiance's  commercial lending business;
               and

         * continuing to dispose of investment securities and/or restricting the growth of Ventures' business. Although the Company intends to continue Ventures' investment activities, the Company does not intend to contribute more capital to Ventures.

Growth of New Operating Businesses

         The Company continues to seek advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses that do not involve investment securities. Although the Company intends to pursue businesses which are complementary to the Company's current businesses, these businesses may not necessarily involve financial services. These businesses will be operating entities which do not own, trade or hold any significant amount of investment securities. The Company may not find any suitable businesses to acquire or develop on terms acceptable to the Company. In addition, the Company may not be able to successfully integrate the operations of any new businesses. Finally, any new businesses may not contribute positively to the Company's financial condition or results of operations.

Continuing the Growth of Allegiance

         The Company will use all reasonable efforts to continue to grow the commercial lending business of Allegiance. However, the growth of Allegiance is dependent on the market's acceptance of the product offerings and services of Allegiance, Allegiance's continued ability to raise financing for its activities, Allegiance's ability to find suitable creditworthy borrowers and competitive pressures in the lending industry. At present, Allegiance does not have an external funding source beyond April 2000.

Disposing of Investment Securities/Limiting Growth of Ventures

         The Company may determine that it must dispose of additional investment securities to avoid being deemed to be an investment company. The dispositions may occur at times and on terms that would not maximize the value of these investments. Given the volatile nature of the market, and, in some cases, lack of a market, for some of these investments, sales could occur at severely depressed prices. In addition, the dispositions may result in disadvantageous tax consequences. The Company intends to use any proceeds of any additional sale to support its working capital (including further investments by Ventures) and may consider using such proceeds to repay SBA debt. Pending final use, proceeds of any additional sale will likely be invested in U.S. government securities.

         The Company also currently intends to limit the growth of Ventures' business. Although Ventures intends to continue investing in investment securities, the Company does not intend to contribute more capital to Ventures. Limiting Ventures' growth may materially adversely affect the Company's future financial condition and results of operations.

Year 2000 Issue Update
----------------------

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 Issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its borrowers, customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its borrowers, customers and suppliers.

         The Company incurred Year 2000 compliance costs of approximately $27,000, of which $19,000 has been capitalized. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (i) the ability of Allegiance to avail itself of the benefits of the extension of the Allegiance Financing, (ii) the collection of interest, no incurrence of any loss and potential foreclosure and liquidation of one of the loans made by Allegiance, (iii) sufficiency of the Company's liquidity and capital resources (See "Liquidity and Capital Resources"), (iv) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (See "Considerations Under the Investment Company Act of 1940"), (v) expected future life insurance policy premium costs, (vi) the potential default under the Indenture and the consequences thereof (including amount of gain and tax consequences thereof) and (vii) amounts of additional cash to be contributed to Allegiance Trust I. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) Allegiance's ability to originate a sufficient number and amount of loans that qualify for securitization under the Allegiance Financing,
(ii) the borrower's ability to make future payments on the defaulted Allegiance loan, Allegiance's ability to foreclose on the collateral at a price at least equal to the amount of debt (including foreclosure fees and expenses) of such loan and the outcome of the pending counterclaim filed in connection with the foreclosure action, (iii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (iv) availability and cost of capital, (v) the factors described under "Considerations Under the Investment Company Act of 1940," (vi) the maturity rate of DPFC's portfolio of life insurance policies and actual premium costs associated with unmatured policies, (vii) Point West Capital's ability to avoid default under the Indenture, by reaching an agreement with the Noteholders or other alternatives, (viii) DPFC's ability to generate cash through policy collections to pay principal, interest, the servicing fees and premiums and the timing of such collections and (ix) increases in the LIBOR rate and future amounts outstanding under the Class A-R revolving certificates.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

         Market risk refers to the risk that a change in the level of one or more market prices, interest rates, or other market factors, such as liquidity, will result in losses for a specified position or portfolio. The Company's exposure to market risk arises primarily from the Company's investments in the stock of public and private companies, fixed rate loans and debt investments made by Allegiance and Ventures and Allegiance's variable rate debt. The Company's management believes the Company's risk management and hedging practices result in carefully managed market exposure.

         The Company has investment holdings in various companies. Due to the varying nature of these investments, it is difficult to correlate the effects of the market to a particular market index. The effects of the market are reviewed by management on an individual investment-by-investment basis.

         During 1999 the Company hedged a position it held in an Internet service provider and realized a $317,000 gain in connection with such hedging activity. At December 31, 1999 no such hedges were in place. However, the Company may hedge certain positions in the future.

         The table below represents principal cash flows and weighted-average interest rates for the Allegiance loans outstanding at December 31, 1999:


                          2000      2001       2002       2003        2004       Thereafter
                          ----      ----       ----       ----        ----       ----------

Fixed rate loans (1)(2) $ 731,984  $ 857,670  $ 944,994  $1,041,238   $1,147,316  $26,999,732
Average interest
     Rates (1)            9.8%       9.8%       9.8%       9.8%         9.8%         9.8%


--
        (1) The principal cash flows for fixed rate loans and average interest rates do not include one delinquent loan.

        (2) The Company intends to hedge partially with futures contracts its interest rate exposure between the time of origination of the loans and the expected issuance of term certificates under the extension of the Allegiance Financing.



         In connection with the extension of the Allegiance Financing, Point West Capital agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. To date Point West Capital has not been required to make any such payments. The amount of cash, if any, to be provided will be a function of several variables including the monthly LIBOR interest rate and the outstanding balance of the Class A-R revolving certificate. At February 23, 2000 the outstanding balance of the Class A-R revolving certificate was zero.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         See pages 33 through 55.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------
         None other than as previously reported in Point West Capital's Form 8-K dated September 20, 1999 and filed on September 27, 1999.

  ERNST & YOUNG LLP             Suite 1700                Phone: 415 951 3000
                                555 California Street
                                San Francisco, California 94104



                Report of Ernst & Young LLP, Independent Auditors
                --------------------------------------------------


The Board of Directors and
Stockholders of Point West Capital Corporation

We have audited the accompanying consolidated balance sheet of Point West Capital Corporation as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Point West Capital Corporation for the years ended December 31, 1998 and 1997, were audited by other auditors whose report dated February 27, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point West Capital Corporation as of December 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                      /s/Ernst & Young LLP



San Francisco, California
February 29, 2000

KPMG
         Three Embarcadero Center
         San Francisco, CA  94111


                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Point West Capital Corporation:

We have audited the accompanying consolidated balance sheet of Point West Capital Corporation as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point West Capital Corporation as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                            /s/KPMG LLP

San Francisco, California
February 27, 1999

                                             POINT WEST CAPITAL CORPORATION
                                               CONSOLIDATED BALANCE SHEETS




                                                                                            December 31,
                                 ASSETS                                             1999                  1998
                                                                             -------------------   --------------------



Cash and cash equivalents                                                  $         12,836,125  $           6,668,126
Restricted cash                                                                       3,074,057              3,153,513
Investment securities
           Held-to-maturity                                                           2,504,610                   --
           Available-for-sale                                                         6,519,821              2,113,034
Matured policies receivable                                                               --                    12,000
Loans receivable, net of unearned income of $540,867 and
     $117,709, respectively, and net of an allowance for
     loan losses of $155,000 and $50,000, respectively                               35,467,079             10,187,590
Purchased life insurance policies                                                    31,727,966             33,893,017
Non-marketable securities                                                             5,933,133              5,396,607
Deferred financing costs, net of accumulated amortization
     of $1,378,623 and $907,848, respectively                                           656,376                810,545
Furniture and equipment, net of accumulated depreciation of
     $12,976 and $4,469, respectively                                                    34,917                 25,365
Other assets                                                                          2,771,767                182,964
                                                                             -------------------   --------------------

           Total assets                                                    $        101,525,851  $          62,442,761
                                                                             ===================   ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense                                                   $            346,483  $             263,805
Accounts payable                                                                        238,326                192,436
Accrued compensation payable                                                            543,400                222,000
Accrued litigation settlement                                                         2,205,000                  --
Taxes payable                                                                           141,100                  --
Revolving certificates                                                                4,200,000              5,400,045
Term certificates                                                                    24,498,815                  --
Securitized notes payable                                                            38,528,914             38,528,914
Debentures payable                                                                    3,000,000              3,000,000
Deferred income taxes                                                                   281,020                  6,000
                                                                             -------------------   --------------------

           Total liabilities                                                         73,983,058             47,613,200
                                                                             -------------------   --------------------

Stockholders' equity:
     Common stock, $0.01 par value; 15,000,000 authorized shares,
          4,390,124 and 4,291,824 shares, respectively, issued
          3,351,624 and 3,253,324 shares, respectively, outstanding                      43,901                 42,918
     Additional paid-in-capital                                                      30,088,949             29,496,720
     Accumulated comprehensive income (loss)                                          2,098,960               (188,966)
     Retained deficit                                                                (1,814,985)           (11,647,079)
     Treasury stock, 1,038,500 shares                                                (2,874,032)            (2,874,032)
                                                                             -------------------   --------------------

           Total stockholders' equity                                                27,542,793             14,829,561
                                                                             -------------------   --------------------

           Total liabilities and stockholders' equity                      $        101,525,851  $          62,442,761
                                                                             ===================   ====================



          See accompanying notes to consolidated financial statements.


                POINT WEST CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                    Years Ended December 31,
                                                                         1999                  1998                  1997
                                                                  -------------------   -------------------   -------------------


Income:
     Earned discounts on matured policies                       $            203,801  $            438,792  $            488,563
     Interest income                                                       3,314,280             1,494,079             1,183,919
     Gain on assets sold                                                       7,751               165,346             1,463,080
     Net gain (loss) on securities                                        15,785,036             (998,813)               679,665
     Other                                                                   407,439               234,673               102,663
                                                                  -------------------   -------------------   -------------------
           Total income                                                   19,718,307             1,334,077             3,917,890
                                                                  -------------------   -------------------   -------------------
Expenses:
     Interest expense                                                      4,962,878             3,679,566             3,599,487
     Compensation and benefits                                             1,936,807             1,514,812             1,151,574
     Other general and administrative expenses                             3,097,131             1,728,169             1,474,916
     Amortization                                                            470,775               352,181               240,194
     Depreciation                                                              8,507                 4,128                   341
     Provision for loss on assets held for sale                                --                    --                  328,236
                                                                  -------------------   -------------------   -------------------
           Total expenses                                                 10,476,098             7,278,856             6,794,748
                                                                  -------------------   -------------------   -------------------

           Income (loss) before income taxes and net loss
               in wholly owned financing subsidiary
               charged to reserve for equity interest                      9,242,209           (5,944,779)           (2,876,858)

Income tax benefit (expense)                                                 589,885               (5,600)               (4,000)

Net loss in wholly owned financing subsidiary charged
     to reserve for equity interest                                            --                2,300,037             3,891,494
                                                                  -------------------   -------------------   -------------------
           Net income (loss)                                    $          9,832,094  $        (3,650,342)  $          1,010,636
                                                                  ===================   ===================   ===================

Basic income (loss) per share                                   $               2.95  $             (1.12)  $               0.29
Diluted income (loss) per share                                                 2.70                (1.12)                  0.28

Weighted-average number of shares of common stock
     outstanding                                                           3,329,409             3,253,324             3,521,736
Weighted-average number of shares of common stock
     and common stock equivalents outstanding                              3,641,716             3,253,324             3,605,674



          See accompanying notes to consolidated financial statements.


                         POINT WEST CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997






                                                                           Accumulated
                                        Common Stock        Additional    comprehensive    Retained
                                    ---------------------
                                      Shares      Amount   paid-in-capital income (loss)   (deficit)    Treasury Stock    Total
                                     -----------  --------  --------------- -------------  ------------- -------------- ------------


Balances at December 31, 1996        4,291,824  $ 42,918 $   29,496,720             --    (9,007,373)        (390,000)   20,142,265

Comprehensive income:
  Net income                                --        --             --             --     1,010,636               --     1,010,636
  Other comprehensive income:
     Unrealized investment gains            --        --             --      2,597,239            --               --     2,597,239
                                                                          -------------                                ------------
          Comprehensive income              --        --             --             --            --               --     3,607,875

Purchase of treasury stock                  --        --             --             --             --     (2,484,032)    (2,484,032)
                                    -----------  --------  -------------  -------------  -------------  -------------  -------------
Balances at December 31, 1997        4,291,824    42,918     29,496,720      2,597,239    (7,996,737)     (2,874,032)    21,266,108
Comprehensive loss:
  Net loss                                  --        --             --             --    (3,650,342)             --     (3,650,342)
  Other comprehensive loss:
   Net unrealized investment losses         --        --             --    (2,786,205)             --             --     (2,786,205)
                                                                          -------------                                -------------
          Comprehensive loss                --        --             --             --             --             --     (6,436,547)
                                    -----------  --------  -------------  -------------  -------------  -------------  -------------
Balances at December 31, 1998        4,291,824    42,918     29,496,720      (188,966)   (11,647,079)     (2,874,032)    14,829,561
Comprehensive income:
  Net income                                --        --             --             --     9,832,094              --      9,832,094
  Other comprehensive income, net of
    income tax:
     Net unrealized investment gains,
      net of  tax of $1.4 million           --        --             --      2,287,926             --             --      2,287,926
                                                                          -------------                                -------------
          Comprehensive income              --        --             --             --             --             --     12,120,020

Issuances of common stock
     (options exercised, including
       tax effect)                      98,300       983        592,229             --             --             --        593,212
                                    -----------  --------  -------------  -------------  -------------  -------------  -------------
Balances at December 31, 1999        4,390,124  $ 43,901  $  30,088,949 $    2,098,960  $  (1,814,985) $  (2,874,032) $  27,542,793
                                    ===========  ========  =============  =============  =============  =============  =============

          See accompanying notes to consolidated financial statements.


               POINT WEST CAPITAL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended December 31,
                                                                     1999               1998             1997
                                                                ----------------  -----------------  --------------


Cash flows from operating activities:
    Net income (loss)                                         $       9,832,094 $       (3,650,342)$     1,010,636
    Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
        Depreciation and amortization                                   479,282            356,309         240,535
        Loss on loan receivable                                         140,000               --                --
        Gain on assets sold                                              (7,751)          (165,346)     (1,463,080)
        Provision for loans receivable                                  105,000             50,000              --
        Net gain (loss) on securities                               (15,785,036)           998,813        (679,665)
        Interest income received as warrants                           (624,918)           (97,816)             --
        Provisions for loss on sale of assets                               --                --           328,236
        Earned discounts on policies                                   (203,801)          (438,792)       (488,563)
        Deferred tax benefit                                         (1,117,141)              --                --
        Changes in operating assets and liabilities:
          Purchase of life insurance policies                               --                --         (882,848)
          Collections on matured life insurance policies              2,377,984          3,209,114       6,051,149
          (Increase) decrease in other assets                          (400,375)            11,600        (25,096)
          Increase (decrease) in accrued interest expense                82,678             80,655         (7,744)
          Increase (decrease) in accounts payable                        45,890            (24,415)      (103,726)
          Increase in accrued compensation payable                      321,400             29,000           6,610
          Increase in taxes payable                                     479,376               --                --
          Decrease in reserve for equity interest in wholly
           owned financing subsidiary                                        --         (2,084,412)     (3,891,494)
                                                                ----------------  -----------------  --------------
                Net cash (used in) provided by operating
                activities                                           (4,275,318)        (1,725,632)         94,950
                                                                ----------------  -----------------  --------------

Cash flows from investing activities:
    Proceeds from sale of other assets                                   27,126            229,067      12,692,793
    Purchase of furniture and equipment                                 (18,059)           (22,630)         (7,203)
    Decrease in restricted cash                                          79,456            603,201         868,949
    Purchase of held-to-maturity securities                          (4,479,856)              --                --
    Proceeds from sale of held-to-maturity securities                 1,975,246               --                --
    Purchase of investments and non-marketable securities            (9,493,806)        (6,808,817)     (3,220,000)
    Proceeds from sale of investments and non-marketable
    securities                                                       24,640,599          3,087,691       2,021,187
    Additions to loans receivable                                   (26,175,058)        (6,549,689)     (4,015,716)
    Principal payments on loans receivable                              650,569            327,815              --
                                                                ----------------  -----------------  --------------
                Net cash (used in) provided by investing
                activities                                          (12,793,783)        (9,133,362)      8,340,010
                                                                ----------------  -----------------  --------------

Cash flows from financing activities:
    Proceeds from debentures payable                                        --           3,000,000              --
    Principal payments on securitized notes payable                         --            (275,193)     (2,414,098)
    Proceeds from revolving certificates                             23,908,039          5,400,045              --
    Principal payments on revolving certificates                    (25,108,084)              --                --
    Proceeds from term certificates                                  24,635,000               --                --
    Principal payments on term certificates                            (136,185)              --                --
    Purchase of treasury stock                                              --                --        (2,484,032)
    Increase in financing costs                                        (316,606)         (637,292)         (83,717)
    Proceeds from options exercised                                     254,936               --                --
                                                                ----------------  -----------------  --------------
                Net cash provided by (used in) financing
                activities                                           23,237,100         7,487,560       (4,981,847)
                                                                ----------------  -----------------  --------------

                Net increase (decrease) in cash and cash
                equivalents                                           6,167,999         (3,371,434)      3,453,113

Cash and cash equivalents, beginning of year                          6,668,126         10,039,560       6,586,447
                                                                ----------------  -----------------  --------------

Cash and cash equivalents, end of year                        $      12,836,125 $        6,668,126 $    10,039,560
                                                                ================  =================  ==============


Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized gain (loss) on securities available for sale,
    net of tax                                                $       2,287,926 $       (2,786,205)$     2,597,239
    Receipt of warrants                                       $         624,918 $           97,816 $            --
    Establishment of receivable from insurance company        $       2,205,000 $             --   $            --
    Accrued litigation settlement                             $       2,205,000 $             --   $            --
Supplemental disclosure of cash flow information:
    Taxes paid                                                $          64,156 $           19,680 $        40,233
    Cash paid for interest                                    $       4,880,200 $        3,598,911 $     3,607,231



          See accompanying notes to consolidated financial statements.


                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


1.       Summary of Significant Accounting Policies
--       ------------------------------------------

         a.   General Description

         Point West Capital Corporation ("Point West Capital"), including its consolidated entities (collectively the "Company"), is a specialty financial services company.

         The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In February 1997, Point West Capital's Board of Directors (the "Board") decided to cease the Company's viatical settlement business. The Board's decision resulted from (i) accounts of research results reported at the International AIDS
Conference held in Vancouver, British Columbia in July 1996 (the "AIDS Conference"), (ii) the Board's belief regarding increased risks of purchasing and holding policies insuring the lives of individuals diagnosed with HIV or AIDS, (iii) accounts of subsequent research results which appeared to confirm the reports from the AIDS Conference, and (iv) a determination by the Board that it was not viable for the Company to continue to operate a viatical settlement business solely for non-AIDS policies. Also as a result of the accounts of research results reported at the AIDS Conference, the Company decided in the third quarter of 1996 to sell all or substantially all of its assets at that time. Through December 31, 1999, the Company had entered into agreements to sell 375 policies with an aggregate sale price of $19.5 million, representing $29.3 million in aggregate face value. By December 31, 1999, Point West Capital had completed the sale of (or otherwise collected) all but six policies (having an aggregate face value of $358,000) under these sales agreements. Substantially all of the sales took place during 1997. Point West Capital continues to service the life insurance policies held by its wholly owned special purpose subsidiary, Dignity Partners Funding Corp. I ("DPFC").

         Subsequent to February 1997, the Company has become a more broadly-based specialty financial services company. During 1997, the Company expanded its financial services business through the operations of Point West Venture Management, LLC (formerly known as Fourteen Hill Management, LLC) ("Point West Management") and Point West Ventures, L.P. (formerly known as Fourteen Hill Capital, L.P.) ("Point West Ventures"), which invest in small businesses; and Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Allegiance Management Corp. ("Allegiance Management"), which lend funds to funeral home and cemetery owners. During 1998, the Company formed Point West Securities, LLC ("PWS"), a broker-dealer licensed by the National Association of Securities Dealers, Inc. ("NASD"). References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

         Point West Capital was incorporated in the State of Delaware as Dignity Partners, Inc. in September 1992 and commenced operations on January 2, 1993. Effective August 1, 1997, its name was changed to Point West Capital Corporation.

         b.   Accounting Principles

         The consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         c.   Principles of Consolidation

         The consolidated financial statements include the accounts of Point West Capital and its majority owned subsidiaries described below. The revenues, expenses, assets and liabilities of the subsidiaries are included in the respective line items in the consolidated financial statements after the elimination of intercompany accounts and transactions.

         The Company consolidates the assets, liabilities and operations of its wholly owned special purpose subsidiary, DPFC.

         The Company also consolidates the assets, liabilities and operations of Point West Management, a wholly owned limited liability company, and Point West Ventures, a related limited partnership, both formed in June 1997. Point West Ventures received its small business investment company ("SBIC") license from the Small Business Administration (the "SBA") effective September 1997. Point West Management is the sole general partner of Point West Ventures, and owns 99.981% of the partnership interests. Point West Capital is one of the two limited partners of Point West Ventures and owns 0.017% of the partnership interests. The remaining 0.002% of the partnership interests is owned by one unaffiliated limited partner. Point West Ventures provides loans, debt and equity capital to small companies as defined by the SBA. Point West Ventures commenced operations in August 1997.

         In September 1997, the Company formed Allegiance Capital, a limited liability company, to provide senior secured loans to owners of funeral homes and cemeteries. Point West Capital has a 65% ownership interest in, and 95% voting control of, Allegiance Capital and serves as the managing member.
Allegiance Capital's president and its vice president of marketing have the balance of such interests. Point West Capital made the only capital contribution to Allegiance Capital in the amount of $7.5 million. During 1998, Point West Capital was allocated 99.5% of the interest on loans through November 20, 1998, which was the initial funding date for the Allegiance Financing (defined herein). Point West Capital is allocated a preferred return (based on the weighted-average interest rate of all loans outstanding) to the extent that Point West Capital's capital investment in Allegiance exceeds $3.0 million. In addition, net profits of Allegiance Capital for each calendar year are allocated to Point West Capital in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall is carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West Capital to the extent that in each year sufficient profits are available with no carry forward provided. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital, and Allegiance Management, which is a special purpose subsidiary formed to manage Allegiance Funding. Pursuant to a Trust Agreement dated August 1, 1998 (the "Allegiance Trust Agreement"), Allegiance Funding formed a trust, Allegiance Trust I, to consummate a structured financing which has provided $28.7 million of debt and may provide an additional $16.0 million of debt to support Allegiance's lending activities (the "Allegiance Financing"). The Company consolidates the assets, liabilities and operations of Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management. See Note 5.

         In addition, the Company consolidates the assets, liabilities and operations of PWS, a wholly owned limited liability company, formed in July 1998. PWS received its license from the NASD to become a licensed securities broker-dealer in December 1998. In addition, PWS is registered as a broker-dealer with the Securities and Exchange Commission and California, New York and several other states. Point West Capital capitalized PWS with $414,000.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


        d.   Loans Receivable and Allowance for Loan Losses

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Ventures. Such loans are reported at the principal amount outstanding, net of unearned income, hedging gains and losses and the allowance for loan losses. Unearned income represents fees paid by borrowers to Allegiance Capital net of direct expenses. The allowance for loan losses is estimated by management based on a review of the loans and factors which in management's judgement indicate impairment inherent in the portfolio on the balance sheet date. Management believes that the allowance for loan losses is adequate. Although management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Loans are generally placed on non-accrual status when payment in full is in doubt or the loan is 90 days or more past due as to principal or interest. Loans are returned to accrual status once the above noted factors are no longer present and the loan is current. See Note 3.

         e.   Purchased Life Insurance Policies

         During 1999, 1998 and 1997, the Company recognized income with respect to its viatical settlement business (i.e. purchased life insurance policies) upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). The income is equal to the difference between the policy proceeds (less any back-end sourcing fees) and the carrying value of the policies after giving effect to any reserve for loss on the sale of such policies. The carrying value for each policy consists of the purchase price, other capitalized costs and through June 30, 1996, the earned discounts recognized under the level yield method. Matured policies receivable represents policies for which the Company has received notification that the insured has died and for which the Company is awaiting collection of the face value. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West Capital's equity interest in DPFC. The reserve provided for the write-off of the unrealized residual value associated with DPFC. The losses of DPFC were charged first against the reserve which, during the third quarter of 1998, was fully depleted. Losses associated with DPFC after depletion of the reserve during the third quarter of 1998 have been, and all future losses associated with DPFC will be, reflected in the Company's net income (loss) for the appropriate period. See Note 6.

         Purchased life insurance policies consisted only of those policies held by DPFC. The sale of policies held by DPFC, all of which are pledged as security for the Securitized Notes (as defined in Note 6), requires the consent of the Company and the holders of the Securitized Notes ("Noteholders"). As of February 29, 2000, DPFC's liquidity account had a balance of $281,000. Monthly interest payments due on the notes are approximately $294,000. Based on the liquidity account balance as of February 29, 2000 and on policies collected through February 2000, sufficient funds are available to pay interest on, and a portion of other costs associated with, the Securitized Notes through February 2000. A failure to pay interest under the Securitized Notes would constitute an event of default. In addition, a failure to pay other costs associated with the Securitized Notes would, if not cured within 30 days, constitute an event of default. An event of default would give the Noteholders the right to accelerate the payment of the Securitized Notes, foreclose on the policies and dismiss Point West Capital as servicer.

         f.   Deferred Financing Costs

         Financing costs are capitalized and amortized using the straight-line method over the respective expected terms of the financing arrangements.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         g.   Furniture and Equipment

         Furniture  and  equipment  are  stated  at  cost  net  of   accumulated
depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally five years.

         h.   Income Taxes

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax change.

         Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and a valuation allowance is established, if necessary, to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized in future years. See
Note 8.

         i.   Cash and Cash Equivalents

         The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

         j.   Income (Loss) Per Share

         Income (loss) per share has been computed according to Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires disclosure of basic and diluted earnings per share. Under SFAS 128, basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period and excludes any dilutive effects of options and warrants. Diluted income
(loss) per common share reflects the potential dilutive effect, determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and warrants. See Note 10.

         k.   Profit Sharing Plan

         Point West Capital has a profit sharing plan (the "Plan") for its employees. Each employee who has been employed for at least one year becomes a participant in the Plan. The Plan provides for discretionary annual contributions by Point West Capital for the account of each participant. In any year in which the Plan is "top-heavy" within the meaning of the Internal Revenue Code (the "Code"), the Plan requires, consistent with the Code, that a minimum contribution be made for non-key employees. The contribution is allocated among participants based on their compensation under an allocation formula integrated with Social Security. Participants vest 20% in their Plan accounts after two years of service and an additional 20% after each of the next four years of service. Upon termination following permanent disability or on retirement at age 65, all amounts credited to a participant's account are distributed, in a lump sum or in installments, as directed by the participant. Upon death, all amounts credited to a participant's account become fully vested and are distributed to the participant's surviving spouse or designated beneficiary. Each year, profit sharing contributions, if any, are determined by the

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements

Compensation Committee of the Board. The Plan contribution expenses which are included in compensation and benefits during 1999, 1998 and 1997 were $141,000, $85,000 and $86,000, respectively.

         l.   Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         m.   Stock-Based Compensation

         The Company accounts for grants of stock options to employees and directors according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("ABP No. 25"). Pro forma net income (loss) information, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), is included in Note 14. Options granted to consultants are accounted for in accordance with Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," and valued using the Black-Scholes method prescribed by SFAS 123.

         n.   Recent Accounting Developments

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is still reviewing the impact of this pronouncement.

         o.   Reclassifications

         Certain prior-year amounts have been reclassified to conform with the current year's presentation.

2.       Investment Securities
--       ---------------------

         Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported in the Consolidated Balance Sheets at fair value with any cumulative unrealized gains and losses included in comprehensive income and reported as a separate component of stockholders' equity. Fair value is estimated by management based on the average closing bid of the securities for the last three trading days of the reporting period, adjusted for liquidity constraints. Securities classified as held-to-maturity included U.S. treasury bills reported at cost with original maturities greater than three months, but less than one year. Cash and cash equivalents included U.S. treasury bills with maturities less than three months of $8.3 million and $4.9 million at December 31, 1999 and 1998, respectively. Any realized gains and losses, interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported in the Consolidated Statements of Operations on an appropriate line.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         The costs and estimated fair value of investment securities reflected in the Consolidated Balance Sheets as of December 31, 1999 and 1998 are as follows:


                                                 December 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                           Gross            Gross
                                                        Unrealized       Unrealized       Fair
                                          Cost             Gains            Losses       Value


Held-to-maturity
   U.S. treasury bills ............       $  2,504,610  $        --    $        --      $  2,504,610
                                          ------------  ------------   ------------     ------------
Total held-to-maturity                    $  2,504,610  $        --    $        --      $  2,504,610
                                          ============  ============   ============     ============

Available-for-sale
   Corporate bonds.................       $   350,000   $        --    $  (297,500)     $     52,500
   Common stock....................         2,678,633     4,201,560       (412,872)        6,467,321
                                          ------------  ------------   ------------     ------------
Total available-for-sale                  $  3,028,633  $ 4,201,560    $  (710,372)     $  6,519,821
                                          ============  ============   ============     ============





                                                 December 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                           Gross            Gross
                                                        Unrealized       Unrealized       Fair
                                          Cost             Gains            Losses       Value


Available-for-sale
   Corporate bonds.................       $   350,000   $        --    $  (190,000)     $    160,000
   Common stock....................         1,952,000         8,092         (7,058)        1,953,034
                                          ------------  ------------   ------------     ------------
Total available-for-sale                  $ 2,302,000   $     8,092    $  (197,058)     $  2,113,034
                                          ============  ============   ============     ============




         Cumulative unrealized gains (losses) on available-for-sale securities (representing differences between estimated fair value and cost) were $3.5 million and ($189,000) at December 31, 1999 and 1998, respectively. A separate balance sheet component of stockholders' equity called "Accumulated Comprehensive Income (Loss)" reflects such cumulative gains (losses), net of applicable taxes.

3.       Loans Receivable
--       ----------------

         Allegiance had 21 loans outstanding at December 31, 1999 in the aggregate principal amount of $33.8 million, which bear a weighted-average fixed interest rate per annum of 9.8%. Allegiance had five loans outstanding at December 31, 1998 in the aggregate principal amount of $9.1 million, which bore a weighted-average fixed interest rate per annum of 9.3%. Principal payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, in approximately fifteen years from the initial loan date. At December 31, 1999, one loan was in default and on non-accrual status. Loan origination fees and direct loan origination costs are capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("SFAS 91").

         In August 1998, Allegiance put in place the Allegiance Financing which provides short-term financing and long-term financing with respect to loans Allegiance has made in the past and may make in the future. See Note 5. Allegiance uses futures contracts to hedge certain interest rate exposure between

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



the time of origination of the loans and the expected issuance of term certificates. The futures contracts are intended to protect a portion of the net interest margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts ("SFAS 80"), all such deferred amounts are reflected in the Consolidated Balance Sheets as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain) in the carrying value of loans receivable. As of December 31, 1999, Allegiance had cumulative net realized gains on its hedging activities of $215,000 which decreased loans receivable in a like amount. As of December 31, 1999 Allegiance had no open hedges. As of December 31, 1998, Allegiance had net realized losses on its hedging activities of $261,000 which increased loans receivable in a like amount. Unrealized net losses from open hedges as of December 31, 1998 were $800.

         Ventures had two loans outstanding at December 31, 1999 in the aggregate principal amount of $2.6 million, one of which was originated in January 1998 and bears interest at a fixed interest rate per annum of 15% and the other of which was originated in November 1999 and bears interest at a variable rate based on the prime rate plus 4% (at December 31, 1999 the prime rate was 8.5%). The loan originated in January 1998 matures, subject to permitted prepayments, approximately 5 years from the initial loan date and the loan originated in November 1999 matures, subject to permitted prepayments, on April 30, 2000. Ventures had two loans outstanding at December 31, 1998 in the aggregate principal amount of $864,000, one of which is described above and the other of which was originated in September 1998 and bore interest at a fixed interest rate per annum of 14%, but was repaid in 1999.

4.       Non-Marketable Securities
--       -------------------------

         Non-marketable securities include investments in non-marketable debt and equity securities through Point West Capital and Ventures. The Company accounts for such non-marketable securities using the cost method.

         The Company reviews on a quarterly basis all non-marketable securities and attempts to ascertain whether the value is impaired. As a result of such reviews, Ventures determined that $535,000 of non-marketable equity securities held of one company was impaired at June 30, 1999 and $500,000 of non-marketable equity securities held of another company was impaired at December 31, 1999. Therefore, the Company wrote-off the entire $1,035,000 carrying value of such securities in 1999. In addition, the Company determined that $1.1 million of non-marketable securities held of one company was impaired at September 30, 1998, and therefore wrote-off the entire $1.1 million carrying value of such security in 1998. These write-offs are included in net gain (loss) on securities in the Consolidated Statements of Operations.

5.       Revolving and Term Certificates
--       -------------------------------

         Pursuant to the Allegiance Financing, a consortium of insurance companies (the "Investors") provided funding through September 20, 1999, with a balance at that date of $24.9 million, on a non-recourse revolving certificate basis which was used for the purchase or funding of loans originated by Allegiance Capital and transferred, through Allegiance Funding, to Allegiance Trust I. On September 21, 1999, the revolving certificates then outstanding were repaid through the issuance of the term certificates described below.

         Under the Allegiance Financing various classes of revolving and term certificates of Allegiance Trust I have been issued. The original revolving certificates were issued in August 1998 in four classes, consisting of Class A-R, Class B-R, Class C-R and Class D-R. The Class D-R certificate, which

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


represents the right to receive all excess cash flow from Allegiance Trust I, was unrated while the other revolving certificates received ratings from Duff & Phelps Credit Rating Co. ranging from A to BB. At September 20, 1999, the following principal amounts of Class A-R, Class B-R, Class C-R and Class D-R revolving certificates were outstanding, respectively: $19.5 million, $3.2 million, $2.2 million and $2.4 million. At September 21, 1999 such revolving certificates were repaid through the issuance in the following amounts of Class A, Class B, Class C, Class D, Class E and Class F term certificates: $17.8 million, $1.8 million, $2.0 million, $1.8 million, $1.3 million and $2.6 million. The Class F term certificate, which was retained by Allegiance, was unrated while the other term certificates received ratings from Duff & Phelps ranging from AA to B. The weighted-average fixed interest rate of the term certificates held by third parties is 8.1%.

         The Company and Investors executed amendments which extended the Allegiance Financing through April 15, 2000. The Investors agreed to continue to provide revolving debt, subject to certain limitations, through April 15, 2000, on terms similar to those under the original revolving certificates under the Allegiance Financing, but with the addition of another class of revolving certificates as described below. Allegiance has agreed to retain an unrated revolving certificate related to the extension. In addition, the Investors agreed to provide up to $20.2 million of additional term financing, subject to certain limitations, through April 15, 2000, on terms similar to those under the original term certificates issued under the Allegiance Financing. The fixed interest on the additional term certificates will be based on the ten-year U.S. Treasury yield plus a spread ranging from 2.0% to 8.5%. As of December 31, 1999, Allegiance has borrowed $4.2 million under the revolving certificates.

         Pursuant to the extension, as additional funds are utilized going forward, the amount issued under the various classes of term certificates will increase, and such increases may be disproportionate to the current proportions of term certificates outstanding. In December 1999, Allegiance Trust I reissued the Class C-R revolving certificate as two classes, Class C1-R and Class C2-R, and funded the Class B-R, Class C1-R, Class C2-R and Class D-R revolving certificates. The Class C1-R certificates were funded in the principal amount of $1.4 million and the Class C2-R certificates were funded in the principal amount of $1.1 million. The Class B-R certificates were funded in the principal amount of $1.7 million. Such certificates bear interest at a fixed rate based on the one-year U.S. Treasury yield plus a weighted-average spread of 4.7%. The weighted-average interest rate of the revolving certificates held by third parties at December 31, 1999 was 10.4%. Allegiance funded and retained the unrated Class D-R revolving certificate in the amount of $2,197,000.

         The Allegiance Financing does not qualify for sale treatment under SFAS 125 because its terms entitle Allegiance Funding to repurchase loans prior to the point at which the cost of servicing them becomes burdensome. Accordingly, the Allegiance Financing will not receive gain on sale treatment under SFAS 125. The loans and borrowings under the Allegiance Financing are reflected in the Consolidated Balance Sheets.

         In connection with the Allegiance Financing, Allegiance Capital paid a $175,000 commitment fee when funds were initially borrowed. Of such commitment fee, $58,000 has been amortized over the expected life of the revolving certificates (10 months) and $117,000 are being amortized over the expected life of the term certificates (15 years). In connection with the extension, Allegiance paid a $125,000 commitment fee. Of such fee, $42,000 will be amortized over the expected life of the revolving certificates (8 months) and $83,000 will be amortized over the expected life of the term certificates (15 years). These allocations were based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         In connection with the extension of the Allegiance Financing, Point West Capital agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. To date Point West Capital has not been required to make any such payments. The amount of cash, if any, to be provided will be a function of several variables including the monthly LIBOR interest rate and the outstanding balance of the Class A-R revolving certificate. At February 23, 2000, the outstanding balance of the Class A-R revolving certificate was zero.

6.       Securitized Notes Payable
--       -------------------------

         The Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes") were issued by DPFC. Principal and interest payments on the Securitized Notes are payable solely from collections on pledged policies and deposited funds. The Securitized Notes bear a fixed interest rate of 9.17% per annum.

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West Capital. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes. From 1996 through the third quarter of 1998, losses associated with DPFC were charged against the reserve which was originally established in 1996 for the estimated loss of Point West Capital's equity interest in DPFC. See Note 1e. Since the third quarter of 1998, losses associated with DPFC after depletion of the reserve have been reflected in the Company's net income (loss) in the appropriate period. Upon the retirement of the Securitized Notes, the Company will recognize a gain in an amount approximately equal to any accumulated deficit reflected net of any tax effect. For 1999, the loss associated with DPFC was approximately $4.2 million. At December 31, 1999, DPFC's accumulated deficit was approximately $5.9 million.

         Point West Capital is the servicer of the policies pledged under the Indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses and receives servicing income, subject to certain priority payments, in connection therewith.

7.       Debenture Payable
--       -----------------

         Point West Ventures has issued one debenture in the principal amount of $3 million payable to the SBA with semi-annual interest only payments at a fixed rate of 5.9% (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. In addition, Point West Ventures paid to the SBA a $105,000 fee (3.5% of the total borrowings) to borrow such money. The debenture is subject to a prepayment penalty if repaid prior to September 1, 2003.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



8.       Income Taxes
--       ------------

         Point West Capital and its subsidiaries file a consolidated tax return. The components of the provision for income tax included in the statements of operations for the years ended December 31, are as follows:



                                                      1999               1998                 1997
                                                      ----               ----                 ----



     Federal:
          Current expense....................     $ (26,112)           $    --             $      --
          Deferred benefit...................       985,583                 --                    --
     State:
          Current expense....................      (501,144)            (5,600)               (4,000)
          Deferred benefit ....................     131,558                 --                    --
                                                 ---------------    ---------------      ---------------
     Income tax benefit (expense)........        $  589,885           $ (5,600)           $   (4,000)
                                                 ===============    ================     ================



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, are presented below.



                                                                                  1999                  1998
                                                                                  ----                  ----


     Deferred tax assets:
          Revenue and expenses recognized on the cash
               basis for tax purposes....................................    $  100,374             $  270,173
          Depreciation, amortization and other...........................         4,052                  6,961
          Allowance for assets held for sale.............................            --                 66,407
          Allowance for loss on non-marketable securities................       199,172                427,620
          Allowance for loan losses......................................        61,743                 19,917
          Unrealized loss on securities available for sale...............            --                 75,265
          Net operating loss carryforwards...............................     2,009,039              5,773,727
                                                                            ------------------    -----------------
                                                                              2,374,380              6,640,070
          Valuation allowance............................................            --            (4,296,383)
                                                                            ------------------    -----------------
          Deferred tax assets net of valuation allowance.................     2,374,380              2,343,687

     Deferred tax liabilities:
          Unrealized gain on securities available for sale..............      1,392,161                     --
          Accretion recognized on a cash basis for tax purposes.........      1,263,239              2,349,687
                                                                            ------------------    -----------------
                                                                              2,655,400              2,349,687
                                                                            ------------------    -----------------
     Net deferred tax liability.........................................     $(281,020)             $  (6,000)
                                                                            ==================    =================


                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         A reconciliation of the difference between the amount of income tax benefit (expense) recorded and the amount calculated using the federal rate of 34% is as follows:



                                                           1999                   1998                  1997
                                                           ----                   ----                  ----


     Tax benefit  (expense) at statutory rate
       (34%)..................................       $ (3,142,351)           $  1,239,212          $  (344,976)
     State taxes, net of federal benefits.....           (243,927)                 76,409             (189,173)
     Change in valuation allowance (1)........           4,221,118            (1,319,532)               530,149
     Other....................................           (244,955)                (1,689)                    --
                                                     ------------------    ------------------    ------------------=
                   Income tax benefit (expense) ...     $  589,885            $   (5,600)           $   (4,000)
                                                     ==================    ===================    ==================

--
(1) $75,265 of the change in tax valuation allowance has been reflected in the statement of changes in stockholders' equity in connection with the unrealized loss on securities available-for-sale.


         At December 31, 1999, the Company has an estimated federal tax net operating loss carryforward of $5,278,409 expiring in the years 2012 and 2018, and a California tax net operating loss carryforward of approximately $3,764,417 expiring in the year 2003.

9.       Common Stock
--       ------------

         In October 1996, the Board approved a share repurchase program pursuant to which the Company was authorized to purchase from time to time up to 1 million shares of common stock at prevailing market prices. In June 1997, such authority was increased to 1.04 million shares of common stock. In June 1997, the Company completed the share repurchase program, having repurchased an aggregate of 1.04 million shares at a weighted-average price of $2.77 per share.

10.      Income (Loss) Per Share
--       -----------------------

         The weighted-average number of common stock shares and additional common stock equivalent shares used in computing income (loss) per share for the years ended December 31, 1999, 1998 and 1997 are set forth below. The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share:



                                                                  1999             1998             1997
                                                                  ----             ----             ----



  Numerator:
       Net income (loss).................................        $9,832,094     $ (3,650,342)      $1,010,636
                                                                 =============  =============     =============

  Denominator:
       Weighted-average shares..........................          3,329,409         3,253,324       3,521,736
                                                                 -------------  -------------     -------------
       Denominator for basic calculation...............           3,329,409         3,253,324       3,521,736
       Weighted-average effect of dilutive securities:
            Employee stock options.....................             201,249                --          83,938
            Warrants...................................             111,058                --              --
                                                                 -------------  -------------     -------------
       Denominator for diluted calculation.............           3,641,716         3,253,324       3,605,674
                                                                 =============  =============     =============

  Income (loss) per share:
       Basic...........................................           $   2.95          $  (1.12)       $   0.29
                                                                  =========         =========       ========
       Diluted.........................................           $   2.70          $  (1.12)       $   0.28
                                                                  =========         ==========      ========

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         Options outstanding during the year ended December 31, 1999 to purchase approximately 40,000 shares of common stock were not included in the computation of diluted income per share because the options' exercise price was greater than the average market price of the common stock during the year and, therefore, would be anti-dilutive. Options outstanding during the year ended December 31, 1998 are not included in the computation of diluted income per share because of the anti-dilutive effect. Options and warrants outstanding during the year ended December 31, 1997 to purchase approximately 340,000 shares of common stock were not included in the computation of diluted income per share because the options' exercise price was greater than the average market price of the common stock during the year and, therefore, would be anti-dilutive.

11.      Commitments
---      -----------

         The Company has a lease obligation for its California office space, which expires on May 31, 2004. The Company shares the monthly rent expense with The Echelon Group of Companies, LLC ("Echelon") under a cost sharing agreement. Echelon is owned by Point West Capital's executive officers. The monthly rent through May 31, 2001 is $18,963, of which (under the current terms of the cost sharing agreement) the Company pays $15,170 and Echelon pays $3,793. The monthly rent from June 1, 2001 through May 31, 2002 is $19,475, of which (under the current terms of the cost sharing agreement) the Company will pay $15,580 and Echelon will pay $3,895. The monthly rent from June 1, 2002 through May 31, 2004 is $19,988, of which (under the current terms of the cost sharing agreement) the Company will pay $15,990 and Echelon will pay $3,998.

         Future minimum rental payments (less amounts to be paid by Echelon under the current terms of the cost sharing agreement) at December 31, 1999, under operating leases with an initial term of one year or more, are as follows:

                                Year ending December 31,
                                        2000..........             $ 182,040
                                        2001..........               184,910
                                        2002..........               189,830
                                        2003..........               191,880
                                        2004..........                79,950
                                                                    ---------
                                        Total.........             $ 828,610
                                                                    =========

12.      Litigation
---      ----------

         From time to time, the Company is involved in routine legal proceedings incidental to its business, including litigation in connection with (i) loans and investments made by Point West Ventures and Allegiance, and (ii) the collection of amounts owed under life insurance policies by insurance company obligors. The Company does not expect that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, liquidity or results of operations.

         On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (the "Court") (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors by three individuals purporting to act on behalf of themselves and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Section 11 of the Securities Act of 1933 and seeks, among other things, compensatory damages, interest, fees and costs. The allegations were based on alleged misrepresentations in and omissions from the Company's registration

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


statement and prospectus related to its initial public offering and certain documents filed by the Company under the Exchange Act. In the second quarter of 1999, a settlement in principle was reached and on February 25, 2000, the Court approved a settlement agreement pursuant to which all claims against all defendants will be dismissed and $3.15 million will be paid to the plaintiffs. Under the terms of the Company's D&O insurance policy, the Company's insurer paid 70% of the settlement amount. As a result, during the second quarter of 1999, the Company recorded an accrued litigation settlement liability of $3.15 million, an expense of $945,000 and an accounts receivable from its insurance company of $2.2 million (which is included in other assets in the Consolidated Balance Sheet and was paid into an escrow account in January 2000).

         On February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and Echelon by an individual purporting to act on behalf of himself and an alleged class consisting of all purchasers of the Company's common stock during the period February 14, 1996 to July 16, 1996. The complaint alleges that the defendants violated section 25400 of the California Corporate Code and seeks to recover damages. The allegations are based on alleged misstatements, concealment and/or misrepresentations and omissions of allegedly material information in connection with the Company's initial public offering and subsequent disclosures. The case has been stayed since its inception by agreement of the parties. However, the claims in this case are covered by the settlement agreement described above and will also be dismissed pursuant to the settlement agreement described above.

         In October 1999, Allegiance brought an action in the District Court of Webb County, Texas seeking to collect on a defaulted loan with an outstanding principal balance of $2.1 million. In response to the lawsuit, on October 29, 1999, the defendants filed a counterclaim against Allegiance and a third-party petition against an individual who is an officer of Allegiance. The counterclaim and the third-party petition allege that Allegiance and the Allegiance officer committed fraud, conversion, deceptive trade practices, negligence, breach of fiduciary duty, negligent misrepresentation, conspiracy and other wrongful acts, and seeks, among other things, compensatory and punitive damages (or cancellation of indebtedness), interest, fees and costs. The defendants retained a consulting firm owned by the Allegiance officer to consult in the acquisition of a funeral home and to assist in financing such acquisition. The defendants' allegations and the third-party petition are based on (i) allegedly erroneous advice provided by the Allegiance officer, (ii) an alleged failure by the Allegiance officer to disclose his relationship with Allegiance and (iii) the allegedly wrongful exercise by Allegiance of its rights in the collateral securing the defaulted loan. The Company believes that the counterclaim is without merit and intends to prosecute the original action, and defend the counterclaim, vigorously.

13.      Fair Value of Financial Instruments
---      -----------------------------------

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents, restricted cash and matured policies receivable are stated at approximate fair value because of the short maturity of these instruments. All balances have maturities within 60 days of the balance sheet date.

         Investment securities are stated at fair value based on quoted market prices with adjustments for liquidity constraints.

         Loans receivable are stated at cost which approximates fair value, as underlying rates approximate current market rates.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements



         The portfolio of purchased life insurance policies is stated at cost plus accretion through June 1996. Fair value is not readily determinable.

         The Company does not believe that it is practical to estimate the fair value for its investments in non-marketable securities.

         The revolving and term certificates, securitized notes payable and debenture payable are all stated at cost which approximates fair value, as underlying rates described below approximate current market rates. The revolving certificates outstanding at December 31, 1999 bear a fixed interest rate of the weighted-average spread of 4.7% over the one-year U.S. Treasury yield. The term certificates bear a fixed weighted-average interest rate of 8.1%. The securitized notes payable bear a fixed interest rate of 9.2%. The debentures bear a fixed interest rate of 6.9%.

14.      Stock-Based Compensation
---      ------------------------

         The Company has two stock option plans. Under the Amended and Restated 1995 Stock Option Plan ("1995 Plan"), Point West Capital may grant options to employees, consultants and directors of Point West Capital and its subsidiaries for up to 450,000 shares of common stock. Point West Capital has increased the number of shares that may be issued under the 1995 Plan to 950,000 subject to stockholder approval. Options in excess of 450,000 shares under the 1995 Plan have been granted subject to receipt of stockholder approval. Under the Stock Option Plan For Non-Employee Directors ("Director Plan"), options for up to 75,000 shares of common stock are granted automatically to non-employee directors of Point West Capital. Point West has increased the number of shares that may be issued under the Director Plan to 150,000, subject to stockholder approval. The exercise price of each granted option generally equals the market price of the Common Stock on the date of grant. Each option generally expires ten years after the date of grant. Under the 1995 Plan, each granted option generally vests 20% per year over five years. Some incentive stock options granted to executive officers under the 1995 Plan have different terms than generally described above. These options have an exercise price equal to 110% of market value on the date of grant, vest 25% per year over 4 years and expire 5 years after the date of grant. Under the Director Plan, initially, each new non-employee director, when joining the board, is granted 10,000 options that vest 34%, 33% and 33% at the next three annual meetings following the grant date. At each annual meeting, each non-employee director is granted 5,000 options that vest at the next annual meeting.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         A summary of the Company's stock option activity during 1999, 1998 and 1997 follows:



                                     1999                           1998                            1997
                             -------------------------    --------------------------    ---------------------------



                                         Weighted-                      Weighted-                      Weighted-
                                         Average                        Average                        Average
                                         Exercise                       Exercise                       Exercise
                                         Price Per                      Price Per                      Price Per

                               Options     Option             Options    Option             Options     Option
                               -------     ------             --------   ------             -------     ------
Outstanding at
  Beginning of year            385,500     $  3.45            273,000     $  3.40            181,000     $  3.33
Granted                        362,500     $  6.61            125,500     $  3.41             96,000     $  3.44
Exercised                     (98,300)     $  2.59                 --          --                 --          --
Forfeited                     (44,000)     $  2.47            (13,000)    $  1.85            (4,000)     $  1.38
Canceled                      (27,000)     $ 10.88                 --          --                 --          --
                           ------------                   -------------                  -------------
Outstanding at end
  of year                      578,700     $  5.31            385,500     $  3.45            273,000     $  3.40
                           ============                   =============                  =============

Options exercisable
  at year-end                  101,950     $ 5.80             111,400     $  5.03             53,733     $ 6.47
                           ============                  =============                  =============


         The weighted-average fair value of options granted during 1999, 1998 and 1997 were $3.99, $2.20 and $2.38, respectively.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1999:

                                     Options Outstanding                                 Options Exercisable
                      ------------------------------------------------------    ---------------------------------


                                             Weighted-
    Range of                Number            Average            Weighted-            Number            Weighted-
    Exercisable          Outstanding         Remaining            Average           Exercisable          Average
     Prices              at 12/31/99     Contractual Life      Exercise Price       at 12/31/99     Exercise Price
     ------              -----------     -----------------     --------------       -----------     ---------------

   $1.38 - $1.38              50,800                 6.55             $ 1.38             12,000             $ 1.38
   $2.25 - $2.75              77,500                 6.66             $ 2.42             17,250             $ 2.42
   $3.44 - $3.44              71,900                 7.82             $ 3.44             31,100             $ 3.44
   $5.00 - $6.88             338,500                 9.72             $ 6.04             11,600             $ 6.29
  $10.81 - $13.50             40,000                 7.05             $12.55             30,000             $13.13
  ---------------            -------                 ----             ------             ------
   $1.38 - $13.50            578,700                 8.61             $ 5.31            101,950             $ 5.80

         The Company has elected to follow APB No. 25 in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, the Company does not recognize compensation expense with respect to awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

         Pro forma income per share information is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method. This method was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation method models require the input of highly selective assumptions, including the expected life of the options. Because the Company's

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


stock-based awards have characteristics significantly different from those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

         Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income (loss) and income (loss) per share would have been as follows:




                                                                 1999                1998             1997
                                                          -----------------    ----------------- ---------------



  Net income (loss)                       As reported          $ 9,832,094        $ (3,650,342)     $ 1,010,636
                                          Pro forma            $ 9,493,373        $ (3,878,265)       $ 799,444
  Basic earnings (loss) per share         As reported                $2.95             $ (1.12)           $0.29
                                          Pro forma                  $2.85             $ (1.19)           $0.23
  Diluted earnings (loss) per share       As reported                $2.70             $ (1.12)           $0.28
                                          Pro forma                  $2.61             $ (1.19)           $0.22

         For purposes of the Company's pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants:

                                               1999               1998                1997
                                               ----               ----                ----



         Expected volatility                   75%                 75%                75%

         1995 Plan:
         Risk-free interest rate               6.5%               5.0%                5.8%
         Expected life                       6 years             6 years            7 years

         Director Plan:
         Risk-free interest rate               6.2%               4.6%                5.6%
         Expected life                       2 years             2 years            2 years



         In addition to the above mentioned stock option plans, on September 16, 1996 Point West Capital granted 300,000 warrants at a purchase price of $6.00 per share to an investment banking firm. These warrants were exercisable immediately and expire on September 16, 2001. The expense for these warrants was determined consistent with SFAS 123. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 20%; risk-free interest rate of 6.2%; and expected life of 5 years.

15.      Segment Reporting
---      ------------------

         Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Point West Capital's chief operating decision making group is comprised of the Chairman of the Board, the President and the Chief Financial Officer.

                         Point West Capital Corporation

                   Notes to Consolidated Financial Statements


         The Company's reportable operating segments include Viatical Settlements, Ventures and Allegiance. The activities of each operating segment are described in Note 1c. The Other segment includes Point West Capital and PWS. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The following tables represent the Company's results from segments for 1999 and 1998. Segment reporting for 1997 has not been included since the operations of Ventures and Allegiance were insignificant as of such date.



                                                                      1999
                            ----------------------------------------------------------------------------------------


                                 Viatical
                             Settlements (1)       Ventures         Allegiance          Other             Total
                             ---------------       ---------        ----------          -----             -----
Interest income......             $   79,459       $ 1,205,203       $1,798,477       $  231,141       $  3,314,280
Net gain on
securities   .........                    --        13,020,549               --        2,764,487         15,785,036
Other income .........               288,336            63,657           15,000          251,998            618,991
                             ---------------    ---------------   -------------- ---------------    ---------------
Total income .........               367,795        14,289,409        1,813,477        3,247,626         19,718,307
Interest expense......             3,533,101           208,200        1,221,577               --          4,962,878
Depreciation &
   amortization.......              217,444            30,000          223,331            8,507             479,282
Income   tax   benefit
   (expense) (2)......                (800)             (800)         (43,880)          635,365             589,885
Contributed net income
   (loss) (2).........          (3,739,141)        14,041,159        (483,123)           13,199           9,832,094
Identifiable assets...           32,901,015        25,718,616       35,993,686        6,912,534         101,525,851




                                                                      1998
                            ----------------------------------------------------------------------------------------

                                Viatical
                             Settlements (1)       Ventures         Allegiance          Other             Total
                             ---------------       --------         ----------          -----             -----
Interest income......             $  199,782       $   299,842        $ 588,639        $ 405,816        $1,494,079
Net loss on
  securities.........                     --          (979,179)               --        (19,634)         (998,813)
Other income........                 776,797                --            (8,050)         70,064           838,811
                              ---------------    ---------------   --------------  ---------------  --------------
Total income .........               976,579          (679,337)          580,589          456,246        1,334,077
Interest expense......             3,550,664             98,372           30,530               --        3,679,566
Depreciation &
   amortization.......               234,880             61,733           55,568            4,128          356,309
Income  tax   benefit
   (expense) (2)........               (800)              (800)          (1,600)          (2,400)          (5,600)
Contributed net income
   (loss) (2)....                (1,145,463)          (874,293)          129,611      (1,760,197)      (3,650,342)
Identifiable assets...            37,078,882          7,140,917       10,162,182        8,060,780       62,442,761


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


                                    PART III
                                    --------

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         Information regarding directors of the Company and the executive officers of the Company (each of whom is a director) will be set forth under the caption "Directors and Executive Officers" in the Company's proxy statement related to its 2000 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         Information regarding certain relationships and related transactions of directors and executive officers will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.


                                     PART IV
                                     --------

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
---------------------------------------------------------------
         FORM 8-K
         ---------

     (a)          1.       The following  designated financial statements and
                           the auditors' reports thereon are included herein at pages 33 through 55:

                                    Ernst & Young LLP's Independent Auditors'
                                    Report.

                                    KPMG LLP's Independent Auditors' Report.

                                    Consolidated  Balance  Sheets as of December
                                    31, 1999 and 1998.

                                    Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

                                    Consolidated   Statements  of  Stockholders'
                                    Equity for the years ended December 31, 1999, 1998 and 1997.

                                    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                                    Notes to Consolidated Financial Statements.

                  2. All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto listed in Item 14(a)(1).

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

                 3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No.33-98708) (the "Registration Statement")).

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

                 4.5 Amendment No.4 to the Indenture, dated as of November 4, 1997 (Incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

                10.4* Form of option agreement dated November 25, 1998 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter. (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

                10.5* Form of option agreement dated November 11, 1999 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter.

                10.6 Agreement between the Company and Echelon regarding allocation of costs (Incorporated by reference to Exhibit 10.4 of the Registration Statement).

                10.7 Amendment No. 1 to the Agreement between the Company and Echelon regarding allocation of costs.

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

                10.17 Indemnification Agreement, dated September 30, 1995, between the Company (as successor to Old Echelon) and Echelon (Incorporated by reference to Exhibit 10.18 of the Registration Statement).

                10.18 Amended and Restated Limited Liability Company Agreement of Allegiance Capital, LLC (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.19      Fourteen  Hill  Capital,  L.P.  Agreement  of Limited
                           Partnership  (Incorporated  by  reference  to Exhibit
                           10.2 of the Company's Quarterly Report on Form I-Q for the quarter ended September 30, 1997).

                10.20 Fourteen Hill Management, LLC Operating Agreement by Point West Capital and Fourteen Hill Management, LLC as of June 9, 1997 (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                10.21** Trust Agreement, dated as of August 1, 1998, among Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and Point West Capital Corporation (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.22** Supplement to Trust Agreement for Revolving Series 1998-1, dated as of August 1, 1998 among Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and Point West Capital Corporation (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.23** Loan Acquisition Agreement, dated as of August 1, 1998, between Allegiance Capital, LLC and Allegiance Funding Corp. I (Incorporated by reference to Exhibit
                           10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.24** Servicing Agreement, dated as of August 1, 1998, among Point West Capital Corporation, Allegiance
                           Capital, LLC, Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and other party thereto (Incorporated by reference to Exhibit
                           10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                 10.25 Point West Securities LLC Operating Agreement by Point West Capital Corporation and Point West
                           Securities, LLC as of July 8, 1998 (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

                10.26** Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of September 1, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation. (Incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

                10.27** Second Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of September 15, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

                10.28** Supplement to Trust Agreement for Term Series 1999-1, dated as of September 15, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

                21.1       Subsidiaries of the Company.

                23.1       Consent of Ernst & Young LLP.

                23.2       Consent of KPMG LLP.

                24.1       Powers of Attorney.

                27         Financial Data Schedule.

                99.1       Press Release for Point West Ventures, L.P.

*        Management  contract or compensation plan or arrangement.

** Certain information omitted pursuant to an order for confidential treatment granted by the SEC.

         (b)      Reports on Form 8-K filed during the fourth quarter of 1999:

                  Date                  Item Reported    Matter Reported
                  ----                  -------------    ---------------

                  November 12, 1999         5            The   Company   issue
                                                         a    press     release
                                                         regarding  its  results
                                                         of   operations    for
                                                         the  third quarter  of
                                                         1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 3, 2000                              POINT WEST CAPITAL CORPORATION
                                                 /s/Alan B. Perper
                                                 -----------------------------
                                                  Alan B. Perper
                                                  President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3,2000:


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
Bradley N. Rotter                                 Stephen T. Bow
Chairman of the Board and Director                Director



    *
-----------------------------
Paul A. Volberding, M.D.
Director


*       The  undersigned  by signing his name  hereunto  has hereby  signed this
        report on  behalf  of the  above-named  directors,  on March   3,  2000
        pursuant to a power of attorney executed on behalf of each such director and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By:   /s/ Alan B. Perper
     ---------------------
      Alan B. Perper