Form 10-Q
period 2000-03-31
POINT WEST CAPITAL CORP
filed 2000-05-12
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 ------------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2000, there were 3,352,624 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------


                                      INDEX
                                      -----


Part I       Financial Information                                      Page #
------                                                                  ------

Item 1.      Consolidated Financial Statements (unaudited):

             Consolidated Balance Sheets
               March 31, 2000 and December 31, 1999                       1

             Consolidated Statements of Operations for the
               Three Months Ended March 31, 2000 and 1999                 2

             Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2000 and 1999                 3

             Condensed Notes to Consolidated Financial Statements        4-11

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      12-20

Item 3.      Quantitative and Qualitative Disclosures
               About Market Risk                                         21


Part II      Other Information
-------

Item 1.      Legal Proceedings                                           22

Item 6.      Exhibits and Reports on Form 8-K                            22

Signatures                                                               23

                                      (i)

                                            POINT WEST CAPITAL CORPORATION
                                              CONSOLIDATED BALANCE SHEETS



                                                                                 March 31,             December 31,
                                 ASSETS                                             2000                   1999
                                                                             -------------------    -------------------
                                                                                              (unaudited)


Cash and cash equivalents                                                  $          6,829,405   $         12,836,125
Restricted cash                                                                       1,402,306              3,074,057
Investment securities:
     Held-to-maturity                                                                        --              2,504,610
     Available-for-sale                                                               6,332,746              6,519,821
Matured policies receivable                                                              19,155                     --
Loans receivable, net of unearned income of $541,968 and
     $540,867, respectively, and net of an allowance for
     loan losses of $175,000 and $155,000, respectively                              33,910,283             35,467,079
Purchased life insurance policies                                                    31,525,162             31,727,966
Non-marketable securities                                                            16,183,213              5,933,133
Deferred financing costs, net of accumulated amortization
     of $1,440,851 and $1,378,623, respectively                                         659,078                656,376
Furniture and equipment, net of accumulated depreciation of
     $16,065 and $12,976, respectively                                                   47,655                 34,917
Other assets                                                                            609,974              2,771,767
                                                                             -------------------    -------------------

           Total assets                                                    $         97,518,977   $        101,525,851
                                                                             ===================    ===================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense                                                   $            118,037   $            346,483
Accounts payable                                                                        444,551                238,326
Accrued compensation payable                                                            350,581                543,400
Accrued litigation settlement                                                                --              2,205,000
Taxes payable                                                                             3,188                141,100
Revolving certificates                                                                4,164,978              4,200,000
Term certificates                                                                    24,364,690             24,498,815
Securitized notes payable                                                            36,363,824             38,528,914
Debenture payable                                                                     3,000,000              3,000,000
Deferred income taxes                                                                   442,691                281,020
                                                                             -------------------    -------------------

           Total liabilities                                                         69,252,540             73,983,058
                                                                             -------------------    -------------------

Stockholders' equity:
     Common stock, $0.01 par value; 15,000,000 authorized shares,
          4,391,124 and 4,390,124 shares, respectively, issued
          3,352,624 and 3,351,624 shares, respectively, outstanding                      43,911                 43,901
     Additional paid-in-capital                                                      30,091,689             30,088,949
     Accumulated comprehensive income, net of tax                                     1,661,526              2,098,960
     Retained deficit                                                                  (656,657)            (1,814,985)
     Treasury stock, 1,038,500 shares                                                (2,874,032)            (2,874,032)
                                                                             -------------------    -------------------

           Total stockholders' equity                                                28,266,437             27,542,793
                                                                             -------------------    -------------------

           Total liabilities and stockholders' equity                      $         97,518,977   $        101,525,851
                                                                             ===================    ===================

     See accompanying condensed notes to consolidated financial statements.

                POINT WEST CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         For the Three Months Ended March 31,

                                                                         2000                 1999
                                                                  -------------------  --------------------
                                                                                (unaudited)


Income:
      Interest income                                           $          2,215,184 $             490,992
      Net gain on securities                                                 418,271               968,348
      Other                                                                   32,965                82,021
      Earned discounts on matured policies                                        --                60,734
                                                                   -------------------  --------------------
           Total income                                                    2,666,420             1,602,095
                                                                  -------------------  --------------------

Expenses:
      Interest expense                                                     1,248,110             1,043,033
      Compensation and benefits                                              619,457               347,334
      Other general and administrative expenses                              869,860               581,471
      Amortization                                                            62,228               123,683
      Depreciation                                                             3,089                 1,798
                                                                  -------------------  --------------------
           Total expenses                                                  2,802,744             2,097,319
                                                                  -------------------  --------------------

           Loss before income taxes
             and extraordinary gain                                         (136,324)             (495,224)

Income tax benefit (expense)                                                  52,649                (4,800)

           Loss before extraorinary gain                                     (83,675)             (500,024)

Extraordinary gain, net of income taxes of $822,154                        1,242,003                    --
                                                                  -------------------  --------------------
          Net income (loss)                                     $          1,158,328 $            (500,024)
                                                                  ===================  ====================
Loss per share before extraordinary gain:
      Basic                                                     $              (0.02)$               (0.15)
                                                                  ===================  ====================
      Diluted                                                   $              (0.02)$               (0.15)

                                                                  ===================  ====================

Net income (loss) per share:
      Basic                                                     $               0.35                 (0.15)

                                                                  ===================  ====================
      Diluted                                                   $               0.31                 (0.15)
                                                                  ===================  ====================

Weighted-average number of shares of common stock
      outstanding                                                          3,352,261             3,273,628
Weighted-average number of shares of common stock
      and common stock equivalents outstanding                             3,751,463             3,273,628

     See accompanying condensed notes to consolidated financial statements.

                       POINT WEST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  For the Three Months Ended March 31,
                                                                                       2000                  1999
                                                                                -------------------   -------------------
                                                                                                (unaudited)


Cash flows from operating activities:
    Net income (loss)                                                         $          1,158,328 $            (500,024)
    Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
          Depreciation and amortization                                                     65,317               125,481
          Provision for loan losses                                                         20,000                25,000
          Net gain on securities                                                          (418,271)             (968,348)
          Interest income received as warrants                                          (1,101,532)             (148,840)
          Earned discounts on policies                                                          --               (60,734)
          Increase in deferred tax asset                                                  (368,386)                   --
          Extraordinary gain                                                            (1,242,003)                   --
          Changes in operating assets and liabilities:
            Collections on matured life insurance policies                                 183,648               540,458
            Increase in other assets                                                       (43,193)              (77,354)
            Decrease in accrued interest expense                                          (228,446)              (36,182)
            Increase in accounts payable                                                   206,225                89,565
            Decrease in accrued compensation payable                                      (192,819)              (81,044)
            Decrease in taxes payable                                                     (137,912)                   --
                                                                                -------------------   -------------------
                   Net cash used in operating activities                                (2,099,044)           (1,092,022)
                                                                                -------------------   -------------------

Cash flows from investing activities:
    Purchase of furniture and equipment                                                    (15,827)               (2,909)
    Decrease in restricted cash                                                          1,671,751             1,038,897
    Proceeds from maturity of held-to-maturity securities                                2,504,610                    --
    Purchase of investment and non-marketable securities                               (10,932,427)           (1,500,000)
    Proceeds from sale of investment and non-marketable securities                       1,659,681             1,307,148
    Additions to loans receivable                                                       (1,006,723)           (6,071,387)
    Principal payments on loans receivable                                               2,543,519               298,947
                                                                                -------------------   -------------------
                   Net cash used in investing activities                                 (3,575,416)           (4,929,304)
                                                                                -------------------   -------------------

Cash flows from financing activities:
    Principal payments on securitized notes payable                                       (100,933)                   --
    Proceeds from revolving certificates                                                       --              6,460,000
    Principal payments on revolving certificates                                           (35,022)              (62,773)
    Principal payments on term certificates                                               (134,125)                   --
    Increase in deferred financing costs                                                   (64,930)               (6,460)
    Proceeds from options exercised                                                          2,750               206,060

                                                                                -------------------   -------------------
                    Net cash (used in) provided by financing activities                   (332,260)            6,596,827
                                                                                -------------------   -------------------

                   Net (decrease) increase in cash and cash equivalents                 (6,006,720)              575,501

Cash and cash equivalents, beginning of period                                          12,836,125             6,668,126
                                                                                -------------------   -------------------

Cash and cash equivalents, end of period                                      $          6,829,405 $           7,243,627
                                                                                ===================   ===================

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized (loss) gain on securities available for sale, net of tax       $           (437,434) $         21,587,971
    Receipt of warrants                                                       $          1,101,532 $             148,840
    Reduction in securitized notes payable in
         connection with extraordinary gain                                   $          2,064,157 $                  --
    Accrued litigation settlement offset against other assets                 $          2,205,000 $                  --
Supplemental disclosure of cash flow information:
    Taxes paid                                                                $            458,860  $              6,966
    Cash paid for interest                                                    $          1,580,471 $           1,039,857

     See accompanying condensed notes to consolidated financial statements.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.       General Description
---      -------------------

         The unaudited consolidated financial statements of Point West Capital Corporation ("Point West Capital") and its consolidated entities (the "Company") as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements of the Company. These statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").

         Point West Capital is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Point West Venture Management, LLC ("Point West Management"), Point West Ventures, L.P. ("Point West Ventures"), Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I"), Allegiance Management Corp. ("Allegiance Management"), Dignity Partners Funding Corp. I ("DPFC") and Point West Securities, LLC ("PWS"). References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

         During 1997, the Company expanded its financial services business through the operations of Ventures, which makes loans to and invests in small businesses which are generally focused in the areas of e-commerce, Internet and telecommunications; and Allegiance, which lends funds to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc ("NASD"). In addition, in connection with the principal business activity of the Company through February 1997 (which was to provide viatical settlements for terminally ill persons), the Company continues to service the life insurance policies held by its wholly-owned special purpose subsidiary, DPFC. The Company continually evaluates new business opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

2.       Investment Securities
--       ---------------------

         Investment securities consist of marketable debt and equity securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported in the consolidated balance sheets at fair value with any cumulative unrealized gains and losses, net of any tax effect, included in comprehensive income and reported as a separate component of stockholders' equity. Fair value is estimated by management based on the average closing bid prices of the securities for the last three trading days of the reporting period, adjusted for liquidity constraints. Securities classified as held-to-maturity included U.S. Treasury bills reported at cost with original maturities greater than three months, but less than one year. Cash and cash equivalents included U.S. Treasury bills with maturities less than three months of $5.6 million and $8.3 million at March 31, 2000 and December 31, 1999, respectively. Any realized gains and losses, interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported in the consolidated statements of operations.

         The cost and estimated fair value of investment securities reflected in the consolidated balance sheets as of March 31, 2000 and December 31, 1999 are as follows:




                                 March 31, 2000
----------------------------------------------------------------------------------------------------------------------

                                                                     Gross               Gross
                                                                   Unrealized          Unrealized            Fair
                                                 Cost               Gains               Losses               Value
                                                 ----               -----               ------               -----

Available-for-sale:
     Corporate bonds.................    $         350,000   $             ---  $         (292,500)   $          57,500
      Common stock...................            3,221,103           3,301,531            (247,388)            6,275,246
                                         ------------------  ------------------  ------------------   ------------------
        Total available-for-sale         $       3,571,103   $       3,301,531  $         (539,888)   $       6,332,746
                                         =================   =================    =================   =================



                                December 31, 1999
----------------------------------------------------------------------------------------------------------------------

                                                                     Gross               Gross
                                                                   Unrealized          Unrealized             Fair
                                                  Cost               Gains               Losses               Value
                                                  ----               -----               ------               -----

Held-to-maturity:
     U.S. Treasury bills ..............  $       2,504,610   $             ---  $              ---   $       2,504,610
                                         -----------------   -----------------  ------------------   -----------------
          Total held-to-maturity         $       2,504,610   $                  $                    $       2,504,610
                                         =================   =================  ==================   =================



Available-for-sale:
     Corporate bonds.................    $         350,000   $             ---  $        (297,500)   $          52,500
      Common stock...................            2,678,633           4,201,560           (412,872)            6,467,321
                                         ------------------  ------------------  ------------------   ------------------
        Total available-for-sale         $       3,028,633   $       4,201,560  $        (710,372)   $        6,519,821
                                         =================   =================    =================   =================



         Cumulative net unrealized gains on available-for-sale securities (representing differences between estimated fair value and cost) were $2.8 million and $3.5 million at March 31, 2000 and December 31, 1999, respectively These cumulative net unrealized gains, net of applicable taxes, are included in accumulated comprehensive income, a separate balance sheet component of stockholders' equity. See Note 7.

3.       Loans Receivable
--       ----------------

         Loans receivable includes loans made to unaffiliated third parties through Allegiance and Ventures. Such loans are reported at the principal amount outstanding, net of unearned income, hedging gains and losses and the allowance for loan losses. Loan origination fees and direct loan origination costs are netted and capitalized and recognized over the life of the related loan as an adjustment of yield (interest income) in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs
Associated  with  Originating  or  Acquiring  Loans and Initial  Direct Costs of
Leases.

         Allegiance had 22 loans outstanding at March 31, 2000 in the aggregate principal amount of $34.5 million, which bore a weighted-average fixed interest rate per annum of 9.8%. Allegiance had 21 loans outstanding at December 31, 1999 in the aggregate principal amount of $33.8 million, which bore a weighted-average fixed interest rate per annum of 9.8%. Principal and interest payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, approximately fifteen years from the initial loan date. At March 31, 2000 and December 31, 1999, one loan was in default and on non-accrual status. Management continues to believe that Allegiance will not incur any loss in connection with the $2.1 million principal amount of such loan and therefore, has not recorded a reserve in connection therewith.

         From time to time, Allegiance uses futures contracts to hedge certain interest rate exposure between the time of loan origination and the expected issuance of term certificates. See Note 5. The futures contracts are intended to protect a portion of the net interest margins earned on the loans. Any realized gain or loss related to these hedges are deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts, all such deferred amounts are reflected in the consolidated balance sheets as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain) in the carrying value of loans receivable. As of March 31, 2000 and December 31, 1999, Allegiance had cumulative net realized gains on its hedging activities of $215,000 which reduced loans receivable in a like amount. As of March 31, 2000 and December 31, 1999, Allegiance had no open hedges.

         Ventures had one loan outstanding at March 31, 2000 in the aggregate principal amount of $314,000, which was originated in November 1999. The loan, which matured and was repaid on April 30, 2000, bore interest at the prime rate plus 4% (at March 31, 2000 the prime rate was 9.0%). Ventures had two loans outstanding at December 31, 1999 in the aggregate principal amount of $2.6 million, one of which was originated in January 1998. This loan bore interest at a fixed interest rate of 15% and was repaid in January 2000. The other loan matured and was repaid on April 30, 2000.

4.       Purchased Life Insurance Policies
--       ---------------------------------

         Purchased life insurance policies consist only of those policies held by DPFC. The policies held by DPFC are pledged as security for the Securitized Notes (as defined in Note 6). As a result of collection delays on the policies, Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement (the "DPFC Agreement") which amends certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, which is effective from March 2000 through June 2002, the Noteholders will provide funds to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital will continue to act as servicer for a reduced fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See Note 6.

5.       Revolving and Term Certificates
--       -------------------------------

         Allegiance finances its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing various classes of revolving and term certificates of Allegiance Trust I have been issued. At March 31, 2000, revolving certificates were outstanding in the aggregate principal amount of $4.2 million. Such certificates bear interest at a fixed rate based on the one-year U.S. Treasury yield plus a weighted-average spread of 4.7%. The weighted-average interest rate of the revolving certificates held by third parties at March 31, 2000 was 10.4%. Allegiance funded and retained an unrated revolving certificate in the principal amount of $2.2 million. The unrated certificate represents the right to receive all excess cash flow from Allegiance Trust

I related to the revolving certificates. The other revolving certificates received ratings from Duff & Phelps Credit Rating Co. ranging from A to B. At March 31, 2000, the term certificates were outstanding in the aggregate principal amount of $24.4 million. The weighted-average fixed interest rate of the term certificates held by third parties was 8.1%. Allegiance funded and retained an unrated term certificate which represents the right to receive a 17.5% coupon subject to other priority payments on the senior certificates. At March 31, 2000, the outstanding principal balance of the unrated term certificate was $2.6 million. Allegiance retained an additional unrated term certificate which represents the right to receive 90% of the excess cash flow from Allegiance Trust I related to the term certificates. This term certificate does not have a principal balance. The other term certificates received ratings from Duff & Phelps Credit Rating Co. ranging from AA to B.

         In April 2000, the Company and a consortium of insurance companies (the "Investors") executed amendments that extended the Allegiance Financing through December 15, 2000. The Investors agreed to continue to provide revolving debt, subject to certain limitations, through December 15, 2000, on terms similar to those under the original Allegiance Financing revolving certificates. In addition, the Investors agreed to provide up to approximately $20.0 million of additional term financing, subject to certain limitations, through December 15, 2000, on terms similar to those under the original Allegiance Financing term certificates. The fixed interest on the additional term certificates will be based on the ten-year U.S. Treasury yield plus a spread ranging from 2.05% to 8.5%.

         The Allegiance Financing does not qualify for sale treatment under Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"), because its terms entitle Allegiance Funding to repurchase loans prior to the point at which the cost of servicing them becomes burdensome. As such, the loans and borrowings under the Allegiance Financing are reflected in the consolidated balance sheets.

         In connection with the Allegiance Financing and the extensions thereunder, Allegiance Capital paid an aggregate of $375,000 in commitment fees when funds were initially borrowed. Of such commitment fees, $100,000 was amortized over the expected life of the initial revolving certificates, $25,000 is being amortized over the expected life of the revolving certificates currently outstanding (8 months) and $250,000 is being amortized over the expected life of the term certificates (15 years). These allocations were based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates.

         In connection with the extension of the Allegiance Financing, Allegiance agreed to pay a non-usage fee ranging from zero to $100,000, depending upon the amount of term debt issued between March 31, 2000 and December 15, 2000.

6.       Securitized Notes Payable
--       -------------------------

         In 1995, DPFC issued its Senior Viatical Settlement Notes, Series 1995-A with a stated maturity of March 10, 2005 (the "Securitized Notes"). Principal and interest payments on and other costs of the Securitized Notes are payable solely from collections on pledged policies, deposited funds and funds provided by the Noteholders. The Securitized Notes bear a fixed interest rate of 9.17% per annum. Point West Capital is the servicer of the policies pledged under the Indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses and receives servicing income. See Note 4 for further information regarding the servicing of DPFC.

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West Capital. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes.

         The DPFC Agreement was negotiated due to the imminent default of DPFC under the terms of the Securitized Notes and accordingly has been accounted for as a troubled debt restructuring pursuant to GAAP. As such, an extraordinary gain of $1.2 million, net of taxes of $822,000 was recorded and the stated amount of the Securitized Notes of $38.5 million was reduced to $36.4 million, reflecting the maximum future cash payments the Noteholders could receive under the DPFC Agreement. The $36.4 million is equal to the face value of the life insurance policies and restricted cash held by DPFC as of March 31, 2000.

7.       Stockholders' Equity
--       --------------------



         Changes in stockholders' equity during the first three months of 2000 reflected the following:



         Stockholders'  equity,  beginning  of  period   ..................     $27,542,793
          Comprehensive income:
           Net income......................................................       1,158,328
           Other comprehensive loss:.......................................
             Net unrealized investment losses, net of tax
              of $1.1 million .............................................       (437,434)
                                                                                -----------
               Comprehensive income........................................         720,894
          Common stock -- options exercised ...............................              10
          Additional paid-in-capital -- options exercised .................           2,740
                                                                                -----------
         Stockholders' equity, end of period...............................     $28,266,437
                                                                                ===========

         Changes in stockholders' equity during the first three months of 1999 reflected the following:

         Stockholders'  equity,  beginning  of  period   ..................     $14,829,561
          Comprehensive income:
           Net loss .......................................................       (500,024)
           Other comprehensive income: ....................................
             Net unrealized investment gains, net of tax
              of $6.9 million .............................................      21,587,971
               Comprehensive income .......................................      21,087,947
          Common stock -- options exercised ...............................             733
          Additional paid-in-capital -- options exercised .................         516,450
                                                                                -----------
         Stockholders' equity, end of period...............................     $36,434,691
                                                                                ===========


8.       Earnings Per Share
--       ------------------

         The weighted-average number of common stock shares and additional common stock equivalent shares used in computing income (loss) per share for the three months ended March 31, 2000 and 1999 are set forth below. The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share:


                                                                             Three Months Ended March 31,
                                                                                  2000          1999
                                                                                  ----          ----



         Numerator:
              Loss before extraordinary gain .......................           $ (83,675)     $ (500,024)
              Extraordinary gain ...................................            1,242,003            ---
                                                                               ----------     -----------
              Net income (loss).....................................           $1,158,328     $ (500,024)
                                                                               ==========     ===========

         Denominator:
              Weighted-average shares ..............................            3,352,261       3,273,628
                                                                               ----------     -----------
              Denominator  for basic net  income  (loss) and basic
               and   diluted   loss  before   extraordinary
               gain calculation.....................................            3,352,261       3,273,628
              Weighted-average effect of dilutive securities:
                   Employee stock options...........................              280,861             ---
                   Warrants.........................................              118,341             ---
                                                                               ----------     -----------

              Denominator    for    diluted    net    income   and
               extraordinary gain calculation.......................            3,751,463       3,273,628
                                                                               ==========     ===========

         Income (loss) per share:
              Basic ................................................
                   Loss before extraordinary gain...................           $  (0.02)      $    (0.15)
                   Extraordinary gain ...............................               0.37              ---
                                                                               ----------     -----------
                   Net income (loss)................................           $    0.35      $    (0.15)
                                                                               ==========     ===========
              Diluted...............................................
                   Loss before extraordinary gain...................           $  (0.02)      $    (0.15)
                   Extraordinary gain...............................                0.33              ---
                                                                               ----------     -----------
                   Net income (loss) ...............................           $    0.31      $    (0.15)
                                                                               ==========     ===========



         Options outstanding during the first quarter of 2000 to purchase approximately 40,000 shares of common stock were not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common stock during the quarter and, therefore, would be anti-dilutive. As a result of the net loss for the three months ended March 31, 1999, options and warrants outstanding during this quarter were not included in the computation of diluted loss per share because of the anti-dilutive effect.

9.       Segment Reporting
--       -----------------

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

         The  Company's   reportable   operating   segments  include   Ventures,
Allegiance and Viatical Settlements. The Other segment includes Point West Capital and PWS. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Form 10-K.

         The following tables represent the Company's results from segments for the three months ended March 31, 2000 and 1999.


                                                    Three Months Ended March 31, 2000
                            ----------------------------------------------------------------------------------------

                                                                     Viatical
                                                                     --------
                                  Ventures         Allegiance       Settlements(1)         Other             Total
                                  ---------       -----------       -------------          -----             -----
Interest income......           $ 1,303,135       $    822,762       $      6,818      $    82,469       $  2,215,184
Net gain on
securities   .........              418,271                 --                 --               --            418,271
Other income .........              (1,701)              3,188             18,836           12,642             32,965
                                -----------       ------------      -------------      -----------       ------------
Total income .........            1,719,705            825,950             25,654           95,111          2,666,420
Interest expense......               51,907            607,353            588,850               --          1,248,110
Depreciation &
   amortization.......               10,000             52,228                 --            3,089             65,317
Income   tax   benefit
   (expense) (2)......                   --              (570)                 --           53,219             52,649
Extraordinary gain....                   --                 --          1,242,003               --          1,242,003
Contributed net income
   (loss) (2).........            1,657,564          (312,807)            545,368        (731,797)          1,158,328
Identifiable assets...           26,583,112        35,716,699          31,794,138        3,425,028         97,518,977





                                                    Three Months Ended March 31, 1999
                            ----------------------------------------------------------------------------------------

                                                                     Viatical
                                                                     --------
                                  Ventures         Allegiance       Settlements(1)         Other             Total
                                  ---------       -----------       -------------          -----             -----
Interest income......           $   187,400       $    221,422       $     27,603     $     54,567       $    490,992
Net gain on
securities   .........              650,898                 --                 --          317,450            968,348
Other income .........                   --                 --             69,589           73,166            142,755
                                -----------       ------------      -------------      -----------       ------------
Total income .........              838,298            221,422             97,192          445,183          1,602,095
Interest expense......               51,337            108,421            883,275               --          1,043,033
Depreciation &
   amortization.......                7,500             57,463             58,720            1,798            125,481
Income   tax  expense
  (2)......                              --             (4,800)                --               --             (4,800)
Contributed net income
   (loss) (2).........              779,389           (103,632)          (997,127)        (178,654)          (500,024)
Identifiable assets...           37,225,397         17,571,849         35,968,455        6,244,270         97,009,971



--
(1)  The  Viatical   Settlements  segment  includes  results  of  operations  in connection with viatical settlements for DPFC and Point West.
(2) Corporate overhead and income tax expense are not generally allocated between segments and are included in the Other segment.


10.      Subsequent Event
---      ----------------

         In May 2000, the Company agreed to provide up to $1.8 million to fund exploratory research and test marketing for a newly formed entity which will be 51% owned by the Company and plans to offer a new type of financial product. The Company has the option to provide up to an additional $4.4 million of funding. If the Company does not provide the additional funding, its equity will be reduced to 16% to 25%, depending upon the amount, if any, of capital the Company provides in addition to the $1.8 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 2000, and of the results of operations for the Company for the three months ended March 31, 2000 and 1999, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

Overview
--------

         Point West Capital is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Ventures, Allegiance, DPFC and PWS. See the Form 10-K and Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

         During 1997, the Company expanded its financial services business through the operations of Ventures, which makes loans to and invests in small businesses which are generally focused in the areas of e-commerce, Internet and telecommunications; and Allegiance, which lends funds to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the NASD. In addition, in connection with the principal business activity of the Company through February 1997 (which was to provide viatical settlements for terminally ill persons), the Company continues to service the life insurance policies held by its wholly-owned special purpose subsidiary, DPFC. See Note 4 of the Condensed Notes to Consolidated Financial Statements. See the Form 10-K for further information regarding the Company's former principal business activity.

         Information regarding the revenues, contributed income (loss) and identifiable assets for each of the Company's business segments is contained in
Note 9 of the Condensed Notes to Consolidated Financial Statements.

         The Company continues to evaluate new business opportunities. In May 2000, the Company agreed to provide up to $1.8 million to fund exploratory research and test marketing for a newly formed entity which will be 51% owned by the Company and plans to offer a new type of financial product. The Company has the option to provide up to an additional $4.4 million of funding. If the Company does not provide the additional funding, its equity will be reduced to 16% to 25%, depending upon the amount, if any, of capital the Company provides in addition to the $1.8 million. Ventures, Allegiance and PWS, whose business activities are described below, may or may not be indicative of the types of business opportunities the Company will continue to pursue. No assurance can be given that the Company will be successful in becoming a broad-based specialty financial services company or that any such enterprise will be successful. The Company is seeking advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses. See "Considerations Under the Investment Company Act of 1940."

Results of Operations for the Company
-------------------------------------

         Total Income. Total income increased 68.8% to $2.7 million during the three months ended March 31, 2000 from $1.6 million during the three months ended March 31, 1999, primarily due to a $1.7 million increase in interest income related to an increase in loans held by Allegiance and debt securities held by Ventures. Offsetting the increase during the three months ended March 31, 2000 were a $550,000 decline in net gain on securities and a $71,000 decline in income related to the Viatical Settlement segment. See "Results of Operations by Segment -- Viatical Settlements -- Certain Accounting

Implications for DPFC." Also, the three months ended March 31, 1999, included $66,000 of investment banking fees related to PWS. There were no investment banking fees in the 2000 period.

         Total Expenses. Total expenses increased 33.3% to $2.8 million during the three months ended March 31, 2000 from $2.1 million during the three months ended March 31, 1999. This increase was primarily due to (i) a $288,000 increase in other general and administrative expenses primarily related to Allegiance,
(ii) a $272,000 increase in compensation and benefits due primarily to salary increases and secondarily to additional employees and (iii) a $205,000 increase in interest expense related to borrowings by Allegiance.

         Extraordinary Gain. Under GAAP, a gain on a troubled debt restructuring is an extraordinary item. The Company recognized an extraordinary gain in the amount of $1.2 million, net of income taxes in the amount of $822,000, during the three months ended March 31, 2000 in connection with the DPFC Agreement described in Notes 4 and 6 of the Condensed Notes to Consolidated Financial Statements. As a result of the DPFC Agreement, the Company reduced the outstanding principal amount of the Securitized Notes on the consolidated balance sheet as of March 31, 2000 by $2.1 million to $36.4 million (which is equal to the face value of the life insurance policies and restricted cash held by DPFC as of that date) and recognized income in a like amount. See "Results of Operations by Segment -- Viatical Settlements -- Certain Accounting Implications for DPFC."

Results of Operations by Segment
--------------------------------

     Ventures
     --------

         Accounting Considerations

         Beginning in 1999, because of the volatility of Internet and Internet related stocks, Point West Capital shorted stocks of certain competitors of FlashNet (one of the investments held by Ventures), so as to partially hedge Ventures' holdings in FlashNet. The effect of those hedging activities are reflected in the Company's consolidated statement of operations during the three months ended March 31, 1999. At March 31, 2000 no such hedges were in place. The Company recognized a $317,000 gain in connection with such hedging activities during the first quarter of 1999. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         At March 31, 2000 and December 31, 1999, the Company evaluated Ventures' outstanding loans and determined that an allowance for loan losses was not necessary. As Ventures' loan portfolio grows or upon subsequent evaluation, the Company will provide for allowances for loan losses to the extent considered necessary. See Note 3 of the Condensed Notes to Consolidated Financial Statements.

         Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Interest Income. Interest income increased to $1.3 million during the three months ended March 31, 2000 from $187,000 during the three months ended March 31, 1999. This increase was primarily due to $1.1 million of interest income recognized in the first quarter of 2000 as a result of a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures' debt securities.

         Net Gain on Securities. Net gain on securities declined 35.8% to $418,000 during the three months ended March 31, 2000 from $651,000 during the three months ended March 31, 1999, due to the write-off of one of Ventures' investments. Ventures determined that a $750,000 investment in non-marketable securities of one company was impaired at March 31, 2000, and therefore wrote-off the entire

$750,000 carrying value of such investment during the three months ended March 31, 2000. Offsetting this decline was an aggregate $517,000 increase in gain on securities sold.

     Allegiance
     ----------

         Lending Activity

         In connection with the Allegiance Financing, Point West Capital agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. To date Point West Capital has not been required to make any such payments. The amount of cash, if any, to be provided will be a function of several variables including the monthly LIBOR interest rate and the outstanding balance of one of the Allegiance Financing revolving certificates.

         For information regarding accounting for the loans held by Allegiance and the Allegiance Financing and loan levels, see Notes 3 and 5 of the Condensed Notes to Consolidated Financial Statements.

         Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Interest Income. Interest income increased to $823,000 during the three months ended March 31, 2000 from $221,000 during the three months ended March 31, 1999 due to increased lending activity by Allegiance. The weighted-average interest rate earned on the loans outstanding during the three months ended March 31, 2000 was 9.2% compared to 9.3% during the three months ended March 31, 1999. The weighted-average interest rate for the 2000 period was lower because one loan in the amount of $2.1 million was delinquent and on non-accrual status. If this delinquent loan were excluded from the calculation, the weighted-average interest rate for the 2000 period would have been 9.8%. Management continues to believe that Allegiance will not incur any loss in connection with the $2.1 million principal amount of such loan and therefore, has not recorded a reserve in connection therewith.

         Interest Expense. Interest expense increased to $607,000 during the three months ended March 31, 2000 from $108,000 during the three months ended March 31, 1999 as a result of increased borrowings under the Allegiance Financing. During the three months ended March 31, 2000, the weighted-average interest rate under the Allegiance Financing was 8.4% and the weighted-average borrowings were $28.6 million compared to the weighted-average interest rate of 8.2% and weighted-average borrowings of $5.4 million during the three months ended March 31, 1999.

         Compensation and Benefits. Compensation and benefits increased $68,000 to $123,000 during the three months ended March 31, 2000 from $55,000 during the three months ended March 31, 1999. This increase resulted from the hiring of additional employees in the second half of 1999 to support Allegiance's lending activities.

         Other General and Administrative Expenses. Other general and administrative expenses increased $256,000 to $355,000 during the three months ended March 31, 2000 from $99,000 during the three months ended March 31, 1999. This increase was due primarily to (i) a $124,000 increase in general legal expense, (ii) $57,000 in professional fees related to the delinquent loan and
(iii) $40,000 in fees related to due diligence for a potential loan portfolio acquisition.

         Amortization. Amortization costs declined slightly during the three months ended March 31, 2000. The three months ended March 31, 1999 reflect financing costs associated with the original revolving certificates under the Allegiance Financing which were fully amortized by September 1999.

     Viatical Settlements
     --------------------

         The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.

         As a result of the Company's decision in 1996 to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996. This reserve is reevaluated quarterly. The reserve for loss on sale of assets was $132,000 as of March 31, 2000 and December 31, 1999. From June 30, 1996 through the effective date of the DPFC Agreement, the Company recognized income with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). The income is equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies.

         Certain Accounting Implications for DPFC

         In March 2000, the Company and the Noteholders entered into the DPFC Agreement pursuant to which the Noteholders, through June 30, 2002, will provide funds to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital will continue to act as servicer for a reduced fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. "See Results of Operations for the Company -- Extraordinary Gain."

         As a result of the DPFC Agreement, pursuant to GAAP, the Company will not recognize any future gain or loss related to DPFC until the Noteholders purchase the DPFC stock or DPFC is liquidated pursuant to the DPFC Agreement. The Company expects to recognize a pre-tax gain in an amount approximately equal to the $4.6 million accumulated deficit of DPFC upon the occurrence of either of these events. Additionally, when the DPFC stock is purchased or DPFC is liquidated, the Company will have income tax liability associated with the gain from debt forgiveness. The Company may be able to utilize the carryforward losses from DPFC to offset such liability, unless the carryforward losses have been previously utilized. The Company will recognize the $18,000 monthly servicing fee paid to Point West Capital as other income in the consolidated statement of operations from March 2000 through June 2002.

         The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any cash flow deficiencies thereunder.

         Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Interest Income. Interest income declined 75.0% to $7,000 during the three months ended March 31, 2000 from $28,000 during the three months ended March 31, 1999, as a result of lower cash balances attributable to DPFC and the DPFC Agreement. DPFC did not recognize any interest income for the month of March 2000 and will not recognize any interest income in any future period. See "Certain Accounting Implications for DPFC."

         Earned Discounts on Matured Policies. DPFC did not recognize any earned discounts on matured policies for the three months ended March 31, 2000 and will not recognize any earned discounts in any future period. See "Certain Accounting Implications for DPFC." Earned discounts on matured polices was $61,000 during the three months ended March 31, 1999. During the three months ended March 31, 2000, nine policies matured with a face value of $204,000, compared to 12 policies with a face value of $834,000 during the three months ended March 31, 1999. As of March 31, 2000, the Company held 456 policies with an aggregate carrying value of $31.6 million (comprised of "matured policies receivable," "purchased life insurance policies" and a portion of "other assets") and an aggregate face value of $36.8 million. All of the "matured policies receivable" and "purchased life insurance policies" are pledged as security for the Securitized Notes.

         Interest Expense. Interest expense declined 33.3% to $589,000 during the three months ended March 31, 2000 from $883,000 during the three months ended March 31, 1999 because DPFC did not recognize any interest for the month of March 2000. As a result of the DPFC Agreement, pursuant to GAAP, DPFC will not recognize any interest related to the Securitized Notes in any future period (approximately $900,000 per quarter). See "Certain Accounting Implications for DPFC."

         Other General and Administrative Expenses. Other general and administrative expenses declined 12.5% to $133,000 during the three months ended March 31, 2000 from $152,000 during the three months ended March 31, 1999 as a result of the DPFC Agreement. DPFC did not recognize any general and administrative expenses for the month of March 2000 and will not recognize any general and administrative expenses in any future period. See "Certain Accounting Implications for DPFC."

         Amortization. There was no amortization expense for the three months ended March 31, 2000 because the financing costs related to the Securitized Notes were fully amortized by December 31, 1999. The amortization expense for the three months ended March 31, 1999 was $59,000.

     Other
     -----

         The Other segment includes operating results for Point West Capital and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the Other segment and has not been allocated. Activities for PWS were immaterial during the three months ended March 31, 2000 and 1999.

         Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Interest Income. Interest income increased to $82,000 during the three months ended March 31, 2000 from $55,000 during the three months ended March 31, 1999, primarily due to an increase in interest earned on cash balances.

         Net Gain on Securities. Point West Capital recognized a $317,000 gain during the three months ended March 31, 1999 in connection with hedging activities of Internet-related stocks. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk." There were no hedging activities during the three months ended March 31, 2000.

         Other Income. Other income declined to $13,000 during the three months ended March 31, 2000 from $73,000 during the three months ended March 31, 1999. The three months ended March 31, 1999 included $66,000 in investment banking fees received by PWS. The amount and timing of these services in future periods cannot be predicted because of the limited operating history of PWS.

         Compensation and Benefits. Compensation and benefits increased 69.9% to $496,000 during the three months ended March 31, 2000 from $292,000 during the three months ended March 31, 1999. This increase was due primarily to an increase in salaries for existing employees in 2000. In addition, this increase resulted from the hiring of additional employees in the second half of 1999.

         Other General and Administrative Expenses. Other general and administrative expenses increased 15.5% to $381,000 during the three months ended March 31, 2000 from $330,000 during the three months ended March 31, 1999. This increase was due to (i) a $82,000 increase in general legal expenses, (ii) $70,000 in professional fees related to the analysis of a new business opportunity and (iii) a $22,000 increase in rent expense. Offsetting the increase during the three months ended March 31, 2000 was a $135,000 decline in litigation expense. The federal class action and state alleged class action lawsuits were settled in the first quarter of 2000, and, as a result, the Company expects legal expenses to decline substantially in 2000 relative to 1999. During the second quarter of 1999, the Company renewed the lease on its current space. The Company's monthly rent increased from $5,240 per month to approximately $15,000 per month.

Liquidity and Capital Resources
-------------------------------

     Point West Capital and PWS

         At present, neither Point West Capital nor PWS has an external funding source from which to fund its working capital and general corporate needs. During the three months ended March 31, 2000, the Company supported the operations of Point West Capital and PWS primarily from existing cash balances. In prior periods, the Company generated cash primarily from sales proceeds of investment securities and life insurance policies. The Company used the cash to grow its businesses. At March 31, 2000, Point West Capital and PWS' cash and cash equivalents were $2.0 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Ventures, Allegiance and PWS, and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940." Assuming the Company determines additional funds are needed, there can be no assurance that Point West Capital or PWS will be successful in obtaining external financing on satisfactory terms. The Company at present anticipates having sufficient liquidity to meet the working capital and operational needs of Point West Capital and PWS through December 31, 2000, using current cash and cash equivalents, proceeds from sales of investment securities and distributions from Ventures.

     Ventures

         Ventures' activities have generally been supported by capital contributions from Point West Capital, by the sale of investments, by a loan from the SBA and the repayment by obligors of loans. Point West Capital has contributed $5.8 million to Ventures since inception. During 1999, Ventures generated $21.3 million of cash proceeds (net of commissions) from the sale of securities and repayment of loans. During the three months ended March 31, 2000, Ventures generated $4.0 million of cash proceeds (net of commissions) from the sale of securities and repayment of loans. At March 31, 2000, Ventures' cash and cash equivalents were $4.6 million.

         Point West Ventures has an SBA debenture license and, therefore, may be permitted, based on capital contributions by Point West Capital and realized gains on the sale of securities, to borrow up to $16.6 million from the SBA, subject to complying with SBA requirements. Any borrowings bear interest at the rate for ten year debentures issued by Small Business Investment Companies and funded through public certificates bearing the SBA's guarantee. Interest is payable semi-annually. In addition, there is a leverage and underwriting fee of 3.5% and a fee of 1% per annum on the outstanding amount of debt. In July 1998, Point West Ventures borrowed $3.0 million from the SBA and during the second quarter of 2000 expects to borrow at least an additional $3.5 million.

         Ventures may not have sufficient liquidity, at least in the short term, to grow its business. In addition, because of substantial appreciation in investments, the Company may be required to restrict

Ventures' growth or dispose of investments in order to avoid  registration under
the  Investment   Company  Act  of  1940  at  some  time  in  the  future.   See
"Considerations Under the Investment Company Act of 1940."

     Allegiance

         As of March 31, 2000, Point West Capital had invested $7.5 million in Allegiance Capital. In August 1998, Allegiance arranged the Allegiance Financing. The Company expects that the Allegiance Financing will provide sufficient funds to support Allegiance's current level of lending activities through December 15, 2000. See Note 5 of the Condensed Notes to Consolidated Financial Statements. Allegiance is attempting to acquire a portfolio of loans with an outstanding principal amount in excess of $125 million. The acquisition is dependent on Allegiance obtaining an external financing source.

     DPFC

         DPFC operations are in run-off. Point West Capital, as servicer under the Securitized Notes, performs monitoring and collection activities for DPFC and incurs administrative costs associated with these activities. Point West Capital is reimbursed for these costs subject to priority provisions contained in the Indenture. Principal, interest payments and other costs on the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and do not require Point West Capital to expend cash or obtain financing to satisfy such obligations.

Considerations Under the Investment Company Act of 1940
-------------------------------------------------------

         The Investment Company Act of 1940 (the "1940 Act") creates a comprehensive regulatory framework applicable generally to investment companies (i.e., companies engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act, whether or not those companies intend to be engaged primarily in such business). Companies that are subject to the 1940 Act must register with the SEC as investment companies and upon registration become subject to extensive regulation. The Company believes, based on its current activities and the nature of its assets, that it should not be deemed to be an investment company because it is not engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act, and the rules of the SEC promulgated thereunder, and does not hold itself out as an investment company.

         There are also various percentage of assets and income tests and other subjective tests under the 1940 Act and related rules that are relevant in considering whether a company is deemed to be an investment company.

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

         * The success of other investments by the Company has exceeded expectations.

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

Disposing of Investment Securities/Limiting Growth of Ventures

         The Company may determine that it must dispose of additional investment securities to avoid being deemed to be an investment company. The dispositions may occur at times and on terms that would not maximize the value of these investments. Given the volatile nature of the market, and, in some cases, lack of a market, for some of these investments, sales could occur at severely depressed prices. In addition, the dispositions may result in disadvantageous tax consequences. The Company intends to use any proceeds of any additional sale to support its working capital (including further investments by Ventures). Pending final use, proceeds of any additional sale will likely be invested in U.S. Government securities.

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

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (i) the ability of Allegiance to avail itself of the benefits of the extension of the Allegiance Financing, (ii) no incurrence of any loss and potential foreclosure and liquidation of one of the loans made by Allegiance, (iii) sufficiency of the Company's liquidity and capital resources (see "Liquidity and Capital Resources"), (iv) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (see "Considerations Under the Investment Company Act of 1940"), (v) amounts of additional cash to be contributed to Allegiance Trust I and (vi) the ability of Point West Ventures to borrow funds from the SBA. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) Allegiance's ability to originate a sufficient number and amount of loans that qualify for securitization under the Allegiance Financing,
(ii) Allegiance's ability to foreclose on the collateral at a price at least equal to the amount of debt (including foreclosure fees and expenses) of such loan and the outcome of the pending counterclaim filed in connection with the foreclosure action, (iii) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (iv) availability and cost of capital, (v) the factors described under "Considerations Under the Investment Company Act of 1940," (vi) increases in the LIBOR rate and future amounts outstanding under the Class A-R revolving certificates and (vii) Point West Venture's ability to originate a sufficient amount of investments that qualify for financing under the SBA regulations.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

         During 1999 the Company hedged a position it held in an Internet service provider and realized a $317,000 gain in connection with such hedging activity. At March 31, 2000 no hedges were in place. However, the Company may hedge certain positions in the future.

         The table below represents principal cash flows and weighted-average interest rates for the Allegiance loans outstanding at March 31, 2000:



                                 2000          2001           2002           2003           2004         Thereafter
                                 ----          ----           ----           ----           ----         ----------



Fixed rate loans (1)(2)      $  572,925    $   878,004    $  967,541     $1,066,238     $1,175,035     $27,812,316
Average interest
     rates (1)                   9.8%          9.8%           9.8%           9.8%           9.8%            9.8%

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


         In connection with the extension of the Allegiance Financing, Point West Capital agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. To date Point West Capital has not been required to make any such payments. The amount of cash, if any, to be provided will be a function of several variables including the monthly LIBOR interest rate and the outstanding balance of one of the Allegiance Financing revolving certificates.

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
--------------------------

         There have been no new material developments in connection with legal proceedings. See the Form 10-K for further information regarding legal proceedings.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits:
                  Number          Description
                  ------          ------------


                     10.1 Amended and Restated Indenture, dated as of March 31, 2000, among Point West Capital Corporation, Dignity Partners Funding Corp. I and Bankers Trust Company (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed on April 19, 2000).

                     10.2 Amended and Restated Contribution, Sale and Servicing Agreement, dated as of March 31, 2000, among Point West Capital Corporation, Dignity Partners Funding Corp. I and Bankers Trust Company (Incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed on April 19, 2000).

                     10.3 Master Agreement, dated as of March 31, 2000, among Point West Capital Corporation, Dignity Partners Funding Corp. I, Bankers Trust Company, and other parties thereto (Incorporated by reference to Exhibit 99.4 of the Company's Form 8-K filed on April 19,
                                 2000).

                     27          Financial Data Schedule.

                     99.1        Press Release for Point West Ventures, L.P.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

                  Date             Item Reported          Matter Reported
                  ----             -------------          ---------------

                  March 7, 2000      5                    The  Company  issued a
                                                          press          release
                                                          regarding  its results
                                                          of   operations    for
                                                          1999.

                  April 12, 2000     5                    The  Company  issued a
                                                          press          release
                                                          regarding          the
                                                          resolution   with  the
                                                          Noteholders of Dignity
                                                          Partners Funding Corp.

                                   SIGNATURES
                                   ==========

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              POINT WEST CAPITAL CORPORATION



Dated:  May 12, 2000                          /s/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




Dated:  May 12, 2000                          /s/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)