Form 10-Q
period 2000-06-30
POINT WEST CAPITAL CORP
filed 2000-08-11
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 ------------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 2000, there were 3,352,624 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------


                                      INDEX
                                      -----


Part I   Financial Information                                           Page
------                                                                   ----

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999                             1

         Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2000 and 1999               2

         Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2000 and 1999                         3

         Condensed Notes to Consolidated Financial Statements             4-13

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           14-23

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                               24


Part II  Other Information
-------

Item 1.  Legal Proceedings                                                 25

Item 4.  Submission of Matters to a Vote of Security Holders               25

Item 5.  Other Information                                                 26

Item 6.  Exhibits and Reports on Form 8-K                                  27

Signatures                                                                 28

                                              POINT WEST CAPITAL CORPORATION
                                                CONSOLIDATED BALANCE SHEETS




                                                                                  June 30,             December 31,
                                 ASSETS                                             2000                   1999
                                                                             -------------------    -------------------
                                                                                             (unaudited)



Cash and cash equivalents                                                  $          9,132,639   $         12,836,125
Restricted cash                                                                         642,358              3,074,057
Investment securities:
     Held-to-maturity                                                                        --              2,504,610
     Available-for-sale                                                               1,242,634              6,519,821
Matured policies receivable                                                             331,897                     --
Taxes receivable                                                                        381,645                     --
Loans receivable, net of unearned income of $555,563 and
     $540,867, respectively, and net of an allowance for
     loan losses of $827,422 and $155,000, respectively                              34,498,265             35,467,079
Purchased life insurance policies                                                    30,971,252             31,727,966
Non-marketable securities                                                            14,783,085              5,933,133
Deferred financing costs, net of accumulated amortization
     of $1,485,394 and $1,378,623, respectively                                         778,619                656,376
Furniture and equipment, net of accumulated depreciation of
     $20,676 and $12,976, respectively                                                   77,263                 34,917
Deferred tax asset                                                                    2,417,482                     --
Other assets                                                                            482,270              2,771,767
                                                                             -------------------    -------------------
           Total assets                                                    $         95,739,409   $         101,525,851
                                                                             ===================    ===================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense                                                   $            202,490   $            346,483
Accounts payable                                                                        388,960                238,326
Accrued compensation payable                                                            326,129                543,400
Accrued litigation settlement                                                                --              2,205,000
Taxes payable                                                                                --                141,100
Revolving certificates                                                                4,945,159              4,200,000
Term certificates                                                                    24,218,644             24,498,815
Securitized notes payable                                                            36,206,863             38,528,914
Debenture payable                                                                     6,500,000              3,000,000
Deferred income taxes                                                                        --                281,020
                                                                             -------------------    -------------------
           Total                                                                     72,788,245             73,983,058
           liabilities                                                       -------------------    -------------------

Stockholders' equity:
    Common stock, $0.01 par value; 15,000,000 authorized shares,
       4,391,124 and 4,390,124 shares, respectively, issued
         3,352,624 and 3,351,624 shares, respectively, outstanding                       43,911                 43,901
     Additional paid-in-capital                                                      30,091,689             30,088,949
     Accumulated comprehensive (loss) income, net of tax                              (310,707)              2,098,960
     Accumulated deficit                                                            (3,999,697)            (1,814,985)
     Treasury stock, 1,038,500 shares                                               (2,874,032)            (2,874,032)
                                                                             -------------------    -------------------
           Total stockholders' equity                                                22,951,164             27,542,793
                                                                             -------------------    -------------------
            Total liabilities and stockholders' equity                      $        95,739,409   $        101,525,851
                                                                             ===================    ===================

     See accompanying condensed notes to consolidated financial statements.

                         POINT WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                              For the Three Months Ended              For the Six Months Ended
                                                                       June 30,                              June 30,
                                                                2000              1999                2000               1999
                                                           ----------------  ----------------    ----------------  -----------------
                                                                      (unaudited)                           (unaudited)


Income:
     Interest income                                     $         955,089           579,479           3,170,273          1,070,471
     Net (loss) gain on securities                             (3,251,640)         4,256,871         (2,833,369)          5,225,219
     Other                                                          82,470           236,319             115,435            318,340
     Earned discounts on matured policies                               --            50,267                  --            111,001
                                                           ----------------  ----------------    ----------------  -----------------
           Total (loss) income                                 (2,214,081)         5,122,936             452,339          6,725,031
                                                           ----------------  ----------------    ----------------  -----------------
Expenses:
     Interest expense                                              695,741         1,164,114           1,943,851          2,207,147
     Compensation and benefits                                     671,510           436,446           1,290,967            783,780
     Other general and administrative expenses                   1,530,455         1,621,814           2,400,315          2,203,285
     Amortization                                                   44,543           128,288             106,771            251,971
     Depreciation                                                    4,611             1,878               7,700              3,676
                                                           ----------------  ----------------    ----------------  -----------------
           Total expenses                                        2,946,860         3,352,540           5,749,604          5,449,859
                                                           ----------------  ----------------    ----------------  -----------------

           (Loss) gain before income taxes
             and extraordinary gain                            (5,160,941)         1,770,396         (5,297,265)          1,275,172

Income tax benefit (expense)                                     1,817,901          (12,700)           1,870,550           (17,500)

                                                           ----------------  ----------------    ----------------  -----------------
           (Loss) gain before extraordinary gain               (3,343,040)         1,757,696         (3,426,715)          1,257,672
                                                           ----------------  ----------------    ----------------  -----------------

Extraordinary gain, net of income taxes of $822,154                    --                 --           1,242,003                 --

                                                           ----------------  ----------------    ----------------  -----------------
            Net (loss) income                            $     (3,343,040) $       1,757,696         (2,184,712)          1,257,672
                                                           ================  ================    ================  =================
(Loss) income per share before extraordinary gain:
     Basic                                               $          (1.00) $            0.53              (1.02)               0.38
                                                           ================  ================    ================  =================
     Diluted                                             $          (1.00) $            0.48              (1.02)               0.34
                                                           ================  ================    ================  =================

Net (loss) income per share:
     Basic                                               $          (1.00) $            0.53              (0.65)               0.38
                                                           ================  ================    ================  =================
     Diluted                                             $          (1.00) $            0.48              (0.65)               0.34
                                                           ================  ================    ================  =================

Weighted-average number of shares of common stock
     outstanding                                                 3,352,624         3,341,635           3,352,443          3,307,820
Weighted-average number of shares of common stock
     and common stock equivalents outstanding                    3,352,624         3,657,996           3,352,443          3,680,091

     See accompanying condensed notes to consolidated financial statements.

                         POINT WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             For the Six Months Ended June 30,
                                                                                 2000                  1999
                                                                           ------------------  ------------------
                                                                                        (unaudited)

Cash flows from operating activities:
    Net (loss) income                                                    $       (2,184,712) $         1,257,672
    Adjustments to reconcile net (loss) income to net cash
         used in operating activities:
         Depreciation and amortization                                               114,471             255,647
         Loss on loan receivable                                                          --             140,000
         Provision for loan losses                                                   579,964              45,000
         Net loss (gain) on securities                                             2,833,369         (5,225,219)
         Interest income received as warrants                                    (1,101,532)           (242,164)
         Earned discounts on matured policies                                             --           (111,001)
         Deferred tax asset                                                      (1,922,784)                  --
         Extraordinary gain                                                      (1,242,003)                  --
         Changes in operating assets and liabilities:
           Collections on matured life insurance policies                            441,286           1,175,341
           Other assets                                                               68,099           (121,823)
           Taxes receivable                                                        (522,745)                  --
           Accrued interest expense                                                (143,993)              25,456
           Accounts payable                                                          150,634             160,219
           Accrued compensation payable                                            (217,271)            (44,656)
           Accrued litigation settlement                                                  --             945,000
                                                                           ------------------  ------------------
                  Net cash used in operating activities                          (3,147,217)         (1,740,528)
                                                                           ------------------  ------------------

Cash flows from investing activities:
    Proceeds from sale of other assets                                                    --              27,126
    Purchase of furniture and equipment                                             (50,047)             (2,909)
    Decrease in restricted cash                                                    2,431,699             888,806
    Proceeds from maturity of held-to-maturity securities                          2,504,610                  --
    Purchase of investment and non-marketable securities                        (11,932,428)         (3,812,227)
    Proceeds from sale of investment and non-marketable securities                 2,620,215           7,137,420
    Additions to loans receivable                                                (2,665,360)         (9,450,703)
    Principal payments on loans receivable                                         3,054,210             378,043
                                                                           ------------------  ------------------
                  Net cash used in investing activities                          (4,037,101)         (4,834,444)
                                                                           ------------------  ------------------

Cash flows from financing activities:
    Principal payments on securitized notes payable                                (257,894)                  --
    Proceeds from SBA debenture                                                    3,500,000                  --
    Proceeds from revolving certificates                                             820,000          10,040,000
    Principal payments on revolving certificates                                    (74,841)           (139,251)
    Principal payments on term certificates                                        (280,171)                  --
    Increase in deferred financing costs                                           (229,012)            (10,040)
    Proceeds from options exercised                                                    2,750             252,686
                                                                           ------------------  ------------------
                  Net cash provided by financing activities                        3,480,832          10,143,395
                                                                           ------------------  ------------------

                  Net (decrease) increase in cash and cash equivalents           (3,703,486)           3,568,423

Cash and cash equivalents, beginning of period                                    12,836,125           6,668,126
                                                                           ------------------  ------------------

Cash and cash equivalents, end of period                                 $         9,132,639 $        10,236,549
                                                                           ==================  ==================

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized(loss)gain on securities available for sale, net of tax    $       (2,409,667) $        15,161,140
    Receipt of warrants                                                  $         1,101,532 $           242,164
    Reduction in securitized notes payable in
         connection with extraordinary gain                              $         2,064,157 $                --
    Accrued litigation settlement offset against other assets            $         2,205,000 $                --
Supplemental disclosure of cash flow information:
    Taxes paid                                                           $           587,099 $            20,606
    Cash paid for interest                                               $         2,368,232 $         2,181,691

     See accompanying condensed notes to consolidated financial statements.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.       General Description
--       -------------------

         The unaudited consolidated financial statements of Point West Capital Corporation ("Point West Capital") and its consolidated entities (the "Company") as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements of the Company. These statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").

         Point West Capital is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Point West Venture Management, LLC ("Point West Management"), Point West Ventures, L.P. ("Point West Ventures"), Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I"), Allegiance Management Corp. ("Allegiance Management"), Dignity Partners Funding Corp. I ("DPFC"), Point West Securities, LLC ("PWS") and SocietyPool.com, LLC ("SocietyPool"). References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

         During 1997, the Company expanded its financial services business through the operations of Ventures, which makes loans to and invests in small businesses that are generally focused in the areas of e-commerce, Internet and telecommunications; and Allegiance, which lends to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc ("NASD"). On May 8, 2000, the Company formed SocietyPool, a company that plans to offer a new type of financial product. In addition, in connection with the principal business activity of the Company through February 1997 (which was to provide viatical settlements for terminally ill persons), Point West continues to service the life insurance policies held by its wholly-owned special purpose subsidiary, DPFC. The Company continually evaluates new business opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

2.       Investment Securities
--       ---------------------

         Investment securities consist of marketable debt and equity securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported in the consolidated balance sheets at fair value with any cumulative unrealized gains and losses, net of any tax effect, included in comprehensive income and reported as a separate component of stockholders' equity. Management estimates fair value, considering factors such as the bid and offer prices of securities and volume. Securities classified as held-to-maturity included U.S. Treasury bills reported at cost with original maturities greater than three months, but less than one year. Cash and cash equivalents included U.S. Treasury bills with maturities less than three months of $7.0 million and $8.3 million at June 30, 2000 and December 31, 1999, respectively. Any realized gains and losses, interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported in the consolidated statements of operations.

         The cost and estimated fair value of investment securities reflected in the consolidated balance sheets as of June 30, 2000 and December 31, 1999 are as follows:



                                 June 30, 2000
----------------------------------------------------------------------------------------------------------------------

                                                                     Gross               Gross
                                                                   Unrealized          Unrealized            Fair
                                                 Cost               Gains               Losses               Value
                                                 ----               -----               ------               -----

Available-for-sale:
     Corporate bonds.................    $         350,000   $             ---  $         (292,500)   $          57,500
      Common stock...................            1,409,057                 ---            (223,923)           1,185,134
                                         ------------------  ------------------  ------------------   ------------------
        Total available-for-sale         $       1,759,057  $              ---  $         (516,423)   $       1,242,634
                                         =================   =================    =================   =================




                                December 31, 1999
----------------------------------------------------------------------------------------------------------------------

                                                                     Gross               Gross
                                                                   Unrealized          Unrealized             Fair
                                                  Cost               Gains               Losses               Value
                                                  ----               -----               ------               -----

Held-to-maturity:
     U.S. Treasury bills ..............  $       2,504,610   $             ---  $              ---   $       2,504,610
                                         -----------------   -----------------  ------------------   -----------------
          Total held-to-maturity         $       2,504,610   $             ---  $              ---   $       2,504,610
                                         =================   =================  ==================   =================



Available-for-sale:
     Corporate bonds.................    $         350,000   $             ---  $        (297,500)   $          52,500
      Common stock...................            2,678,633           4,201,560           (412,872)            6,467,321
                                         ------------------  ------------------  ------------------   ------------------
        Total available-for-sale         $       3,028,633   $       4,201,560  $        (710,372)   $        6,519,821
                                         =================   =================    =================   =================


         Cumulative net unrealized gains (losses) on available-for-sale securities (representing differences between estimated fair value and cost) were ($516,000) and $3.5 million at June 30, 2000 and December 31, 1999, respectively. These cumulative net unrealized gains (losses), net of applicable taxes, are included in accumulated comprehensive (loss) income, a separate balance sheet component of stockholders' equity. See Note 8.

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

         Allegiance had 24 loans outstanding at June 30, 2000 in an aggregate principal amount of $36.0 million, which bore a weighted-average fixed interest rate per annum of 9.8%. Allegiance had 21 loans outstanding at December 31, 1999 in an aggregate principal amount of $33.8 million, which bore a weighted-average fixed interest rate per annum of 9.8%. Principal and interest payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, approximately fifteen years from the initial loan date. At June 30, 2000 and December 31, 1999, one loan was in default and on non-accrual status. Based on recent bids received for businesses and other collateral securing the defaulted loan, management believes that Allegiance will incur a loss in connection with such loan. Management believes such loss will be approximately $650,000 and, therefore, has recorded a reserve in connection therewith in such amount.

         From time to time, Allegiance uses futures contracts to hedge certain interest rate exposure between the time of loan origination and the expected issuance of term certificates. See Note 5. The futures contracts are intended to protect a portion of the net interest margins expected to be earned on the loans. Any realized gain or loss related to these hedges is deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts, all such deferred amounts are reflected in the consolidated balance sheets as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain) in the carrying value of loans receivable. As of June 30, 2000, Allegiance had cumulative net realized gains on its hedging activities of $197,000, which reduced loans receivable in a like amount. As of December 31, 1999, Allegiance had cumulative net realized gains on its hedging activities of $215,000, which reduced loans receivable in a like amount. In addition, Allegiance had net unrealized gains from open hedging positions of $3,000 as of June 30, 2000. As of December 31, 1999, Allegiance had no open hedges.

         Ventures had no loans outstanding at June 30, 2000. Ventures had two loans outstanding at December 31, 1999 in an aggregate principal amount of $2.6 million, one of which was originated in January 1998 and bore interest at a fixed interest rate per annum of 15% and the other of which was originated in November 1999 and bore interest at a variable rate based on the prime rate plus 4% (at December 31, 1999 the prime rate was 8.5%). The loan originated in January 1998 was repaid in January 2000. The other loan matured and was repaid on April 30, 2000.

4.       Purchased Life Insurance Policies
--       ---------------------------------

         Purchased life insurance policies consist only of those policies held by DPFC. The policies held by DPFC are pledged as security for the Securitized Notes (as defined in Note 6). As a result of the imminent default of DPFC under the terms of the Securitized Notes, Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement (the "DPFC Agreement") that amends certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, which is effective from March 2000 through June 2002, the Noteholders will provide funds to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital will continue to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See Note 6.

5.       Revolving and Term Certificates
--       -------------------------------

         Allegiance finances its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued. At June 30, 2000, revolving certificates held by third parties were outstanding in the aggregate principal amount of $4.9 million. At June 30, 2000, such certificates bore interest at fixed and variable rates based on the one-year U.S. Treasury yield plus a weighted-average spread of 4.3%. The weighted-average interest rate of the revolving certificates held by third parties at June 30, 2000 was 10.1%. Allegiance funded and retained an unrated revolving certificate in the principal amount of $2.2 million. The unrated certificate represents the right to receive all excess cash flow from Allegiance Trust I related to the revolving certificates. The revolving certificates held by third parties received ratings from Duff & Phelps Credit Rating Co. ranging from A to B. At June 30, 2000, the term certificates held by third parties were outstanding in the aggregate principal amount of $24.2 million. The weighted-average fixed interest rate of the term certificates held by third parties was 8.1%. Allegiance funded and retained an unrated term certificate that represents the right to receive a 17.5% coupon subject to other priority payments on the senior certificates. At June 30, 2000, the outstanding principal balance of the unrated term certificate was $2.6 million. Allegiance retained an additional unrated term certificate that represents the right to receive 90% of the excess cash flow from Allegiance Trust I related to the term certificates. This term certificate does not have a principal balance. The term certificates held by third parties received ratings from Duff & Phelps Credit Rating Co. ranging from AA to B.

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

         The Allegiance Financing does not qualify for sale treatment under Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because its terms entitle Allegiance Funding to repurchase loans prior to the point at which the cost of servicing them becomes burdensome. As such, the loans and borrowings under the Allegiance Financing are reflected in the consolidated balance sheets.

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

         The DPFC Agreement discussed in Note 4, was negotiated due to the imminent default of DPFC under the terms of the Securitized Notes and, accordingly, has been accounted for as a troubled debt restructuring. As such, during the first quarter of 2000, an extraordinary gain of $1.2 million, net of taxes of $822,000, was recorded and the stated amount of the Securitized Notes of $38.5 million was reduced to $36.4 million, reflecting the maximum future cash payments the Noteholders could receive under the DPFC Agreement. The $36.4 million is equal to the face value of the life insurance policies and restricted cash held by DPFC as of March 31, 2000.

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West Capital. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds which secure the Securitized Notes.

7.       Debenture Payable
-        -----------------

         Point West Ventures has issued two debentures payable to the SBA in the principal amount of $6.5 million. One debenture was issued in July 1998 in the principal amount of $3.0 million with semi-annual interest only payments at a fixed rate of 5.9% (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. The debenture is subject to a prepayment penalty if repaid prior to September 1, 2003. The other debenture was issued on May 24, 2000 in the principal amount of $3.5 million with semi-annual interest only payments at an interim rate of 7.4% (plus a 1% annual fee) and a scheduled maturity date of September 27, 2010. On September 27, 2000, the SBA will set the fixed rate on the $3.5 million debenture. The debenture is subject to a prepayment penalty if repaid prior to September 27, 2005. In addition, Point West Ventures paid a fee of $227,500 (3.5% of the total borrowings) to the SBA to borrow such money.

8.       Stockholders' Equity
--       --------------------


         Changes in stockholders' equity during the first six months of 2000 reflected the following:



         Stockholders'  equity,  beginning  of  period   ..................     $27,542,793
          Comprehensive income:
           Net loss........................................................     (2,184,712)
           Other comprehensive loss:.......................................
             Net unrealized investment losses, net of tax benefit
              of $1.6 million .............................................     (2,409,667)
                                                                                -----------
               Comprehensive loss..........................................     (4,594,379)
          Common stock -- options exercised ...............................              10
          Additional paid-in-capital -- options exercised .................           2,740
                                                                                -----------
         Stockholders' equity, end of period...............................     $22,951,164
                                                                                ===========




         Changes in stockholders' equity during the first six months of 1999 reflected the following:


         Stockholders'  equity,  beginning  of  period   ..................     $14,829,561
          Comprehensive income:
           Net Income .......................................................     1,257,672
           Other comprehensive income: ....................................
             Net unrealized investment gains, net of tax
              of $3.6 million .............................................      15,161,140
                                                                                 ----------
               Comprehensive income .......................................      16,418,812
          Common stock -- options exercised ...............................             973
          Additional paid-in-capital -- options exercised .................         589,989
                                                                                -----------
         Stockholders' equity, end of period...............................     $31,389,335
                                                                                ===========


9.       Earnings Per Share
--       ------------------

         The weighted-average number of common stock shares and additional common stock equivalent shares used in computing income (loss) per share for the three and six months ended June 30, 2000 and 1999 are set forth below. The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share:


                                                     Three Months Ended                 Six Months Ended
                                                            June 30,                           June 30,
                                                            --------                           --------
                                                      2000              1999             2000             1999
                                                      ----              ----             ----             ----

Numerator:
     (Loss)  income before extraordinary
      gain....................................    $ (3,343,040)       $   1,757,696    $ (3,426,715)    $   1,257,672
     Extraordinary gain .......................              --                  --        1,242,003               --
                                                  -------------       -------------    -------------    -------------
     Net (loss) income.......................     $ (3,343,040)       $   1,757,696    $ (2,184,712)    $   1,257,672
                                                  =============       =============    =============    =============

Denominator:
     Weighted-average shares..............            3,352,624           3,341,635        3,352,443        3,307,82
                                                  -------------       -------------    -------------    -------------
     Denominator for basic net income (loss),
       basic and diluted loss before
       extraordinary gain and diluted net loss
       calculation.........                           3,352,624           3,341,635        3,352,443        3,307,820
     Weighted-average    effect   of   dilutive
       securities:
          Employee stock options............                 --             181,853               --          221,829
          Warrants..............................             --             134,508               --          150,442
                                                  -------------       -------------    -------------    -------------
     Denominator  for  diluted  net  income and
      extraordinary gain calculation .                3,352,624           3,657,996        3,352,443        3,680,091
                                                  =============       =============    =============    =============


(Loss) income per share:
     Basic
          (Loss) income before
          extraordinary gain...............       $      (1.00)       $        0.53    $      (1.02)    $        0.38
          Extraordinary gain ..................              --                  --             0.37               --
                                                  -------------       -------------    -------------    -------------
          Net (loss) income....................   $      (1.00)       $        0.53    $      (0.65)    $        0.38
                                                  =============       =============    =============    =============
     Diluted
          Loss (income) before
          extraordinary gain...............       $      (1.00)       $        0.48    $      (1.02)    $        0.34
          Extraordinary gain..................              --                   --             0.37               --

          Net (loss) income....................   $      (1.00)       $        0.48    $      (0.65)    $        0.34
                                                  =============       =============    =============    =============


         Options outstanding during the three and six months ended June 30, 1999 to purchase approximately 30,000 shares of common stock were not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common stock during the period and, therefore, would be anti-dilutive. As a result of the net loss for the three and six months ended June 30, 2000, options and warrants outstanding during this period were not included in the computation of diluted loss per share because of the anti-dilutive effect.

10.      Segment Reporting
---      -----------------

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

         The  Company's   reportable   operating   segments  include   Ventures,
Allegiance and Viatical Settlements. The Other segment includes Point West Capital, PWS and SocietyPool. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Form 10-K.

         The following tables represent the Company's results from segments for the three months ended June 30, 2000 and 1999.



                                                    Three Months Ended June 30, 2000
                            ----------------------------------------------------------------------------------------

                                                                     Viatical
                                                                     --------
                                  Ventures         Allegiance       Settlements(1)         Other             Total
                                  ---------       -----------       -------------          -----             -----
Interest income......        $      68,719     $    855,618         $          --       $     30,752      $     955,089
Net loss on
securities   ........          (3,251,640)               --                    --                 --        (3,251,640)
Other income .........               3,794               --                78,406                270             82,470
                               ------------      ------------        ------------        ------------      ------------
Total (loss) income .          (3,179,127)          855,618                78,406             31,022        (2,214,081)
Interest expense......             82,117           613,624                    --                 --            695,741
Depreciation and
   amortization.......             12,917            31,626                    --              4,611             49,154
Income tax
(expense) benefit
 (2) .................              (800)           (4,015)                    --          1,822,716          1,817,901
Extraordinary gain ..                  --                --                    --                 --                 --
Contributed net
(loss) income (2)....        $(3,297,938)      $  (715,745)         $      78,406       $    592,237      $ (3,343,040)
                             =============      =============        =============       =============    =============
Identifiable assets...       $ 21,584,916      $ 35,784,138         $  31,634,428       $  6,735,927      $  95,739,409
                             =============      =============        =============       =============    =============





                                                    Three Months Ended June 30, 1999
                            ----------------------------------------------------------------------------------------

                                                                     Viatical
                                                                     --------
                                  Ventures         Allegiance       Settlements(1)         Other             Total
                                  ---------       -----------       -------------          -----             -----
Interest income......        $      132,183     $    370,942         $     18,087       $     58,267      $     579,479
Net gain on
securities   ........             4,256,871              --                    --                 --          4,256,871
Other income .........               46,458              --                93,937            146,191            286,586
                               ------------      ------------        ------------        ------------      ------------
Total income..........            4,435,512         370,942               112,024            204,458          5,122,936
Interest expense......               51,907         241,002               871,205                 --          1,164,114
Depreciation and
   amortization.......                7,500          62,068                58,720              1,878            130,166
Income tax expense
 (2) .................                (800)         (8,700)                 (800)            (2,400)           (12,700)
Contributed net
 income (loss) (2)....       $    4,369,931    $   (86,634)         $   (884,676)       $(1,640,925)      $   1,757,696
                               =============     =============      =============       =============     =============
Identifiable assets...       $   32,012,940    $ 19,529,868         $  34,955,555       $  9,403,932      $  95,902,295
                               =============     =============      =============       =============     =============


         The following tables represent the Company's results from segments for the six months ended June 30, 2000 and 1999.



                                                    Six Months Ended June 30, 2000
                            ----------------------------------------------------------------------------------------

                                                                     Viatical
                                                                     --------
                                  Ventures         Allegiance       Settlements(1)         Other             Total
                                  ---------       -----------       -------------          -----             -----

Interest income......            $ 1,371,854      $ 1,678,380        $     6,818       $    113,221       $  3,170,273
Net loss on
securities ...........           (2,833,369)               --                 --                 --        (2,833,369)
Other income .........                 2,093            3,188             97,242             12,912            115,435
                                 ------------     ------------       ------------       -------------     ------------
Total (loss) income..            (1,459,422)        1,681,568            104,060            126,133            452,339
Interest expense......               134,024        1,220,977            588,850                 --          1,943,851
Depreciation and
   amortization.......                22,917           83,854                 --              7,700            114,471
Income tax
(expense) benefit
(2)...................                 (800)          (4,585)                 --          1,875,935          1,870,550
Extraordinary gain ..                     --               --          1,242,003                 --          1,242,003
Contributed net
(loss)income (2)....           $ (1,640,374)    $ (1,028,552)        $   623,774      $   (139,560)      $ (2,184,712)
                               =============    =============         ==========         ==========      =============
Identifiable assets...         $  21,584,916      $35,784,138        $31,634,428      $   6,735,927      $  95,739,409
                               =============    =============         ===========        ==========      =============





                                                          Six Months Ended June 30, 1999
                            ---------------------------------------------------------------------------------------

                                                                   Viatical
                                Ventures        Allegiance      Settlements (1)        Other            Total
                                --------        ----------      ---------------        -----            -----


Interest income......        $   319,583       $  592,364       $        45,690   $    112,834     $   1,070,471
Net gain on
securities ..........          4,907,769               --                    --        317,450         5,225,219
Other income........              46,458               --               163,526        219,357           429,341
                            ------------     ------------          ------------    -------------    ------------
Total income .........         5,273,810          592,364               209,216        649,641         6,725,031
Interest expense......           103,244          349,423             1,754,480             --         2,207,147
Depreciation and
   amortization.......            15,000          119,531               117,440          3,676           255,647
Income  tax   expense
  (2) ................   .         (800)         (13,500)                 (800)        (2,400)          (17,500)
Contributed net
income(loss) (2)....         $ 5,149,320      $ (190,266)       $   (1,881,803)   $(1,819,579)     $   1,257,672
                              ===========     ===========          ============    ===========       ===========
Identifiable assets...       $ 32,012,940     $19,529,868       $    34,955,555   $  9,403,932     $  95,902,295
                              ===========     ===========          ============    ===========       ===========


--
(1)  The  Viatical   Settlements  segment  includes  results  of  operations  in connection with viatical settlements for DPFC and Point West.
(2) Corporate overhead and income tax (expense) benefit are not generally allocated between segments and are included in the Other segment.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


         The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 2000, and of the results of operations for the Company for the three and six months ended June 30, 2000 and 1999, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

Overview
--------

         Point West Capital is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Ventures, Allegiance, DPFC, PWS and SocietyPool. See the Form 10-K and Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

         During 1997, the Company expanded its financial services business through the operations of Ventures, which makes loans to and invests in small businesses that are generally focused in the areas of e-commerce, Internet and telecommunications; and Allegiance, which lends funds to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the NASD. On May 8, 2000, the Company formed SocietyPool, a company that plans to offer a new type of financial product. In addition, in connection with the principal business activity of the Company through February 1997 (which was to provide viatical settlements for terminally ill persons), the Company continues to service the life insurance policies held by its wholly-owned special purpose subsidiary, DPFC. See Note 4 of the Condensed Notes to Consolidated Financial Statements. See the Form 10-K for further information regarding the Company's former principal business activity.

         Information regarding the revenues, contributed income (loss) and identifiable assets for each of the Company's business segments is contained in
Note 10 of the Condensed Notes to Consolidated Financial Statements.

         The Company continually evaluates new business opportunities. In May 2000, the Company provided $1.8 million to fund exploratory research for a newly formed entity, SocietyPool, which is 51% owned by Point West Capital and plans to offer a new type of financial product. The Company has the option to provide up to an additional $4.4 million of funding. The Company's ownership percentage could be reduced if it chooses not to provide additional funding. A dispute involving Point West Capital and two of the other members of SocietyPool is currently the subject of an arbitration proceeding. That proceeding may affect the Company's decisions concerning the additional funding of SocietyPool and, thus, its ownership percentage, and may also affect SocietyPool's financial condition. Ventures, Allegiance and PWS, whose business activities are described below, may or may not be indicative of the types of business opportunities the Company will continue to pursue. No assurance can be given that the Company will be successful in becoming a broad-based specialty financial services company or that any such enterprise will be successful. The Company is seeking advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses. See "Considerations Under the Investment Company Act of 1940."

Results of Operations for the Company
-------------------------------------

         Total (Loss) Income. Total loss was $2.2 million during the three months ended June 30, 2000 compared to total income of $5.1 million during the three months ended June 30, 1999. The total loss during the three months ended June 30, 2000 was primarily due to a $3.3 million net loss on securities related to Ventures. See "Results of Operations by Segment -- Ventures -- Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999 -- Net (Loss) Gain on Securities." Offsetting the net loss during the three months ended June 30, 2000 was a $376,000 increase in interest income primarily related to an increase in loans held by Allegiance. Total income decreased 93.3% to $452,000 during the six months ended June 30, 2000 from $6.7 million during the six months ended June 30, 1999, primarily due to a $2.8 million net loss on securities related to Ventures. Offsetting the decrease during the six months ended June 30, 2000 was a $2.1 million increase in interest income primarily related to an increase in loans held by Allegiance and Ventures.

         Total Expenses. Total expenses decreased 14.7% to $2.9 million during the three months ended June 30, 2000 from $3.4 million during the three months ended June 30, 1999. This decrease was due to $945,000 of litigation expense recorded in the second quarter of 1999 reflecting the amount of the then proposed settlement arrangement of the pending federal class action and state alleged class action lawsuits not covered by insurance. The court approved the settlement of these lawsuits in February 2000. In addition, the decrease in the second quarter of 2000 was due to a $871,000 decrease in interest expense related to DPFC. See "Results of Operations by Segment -- Viatical Settlements -- Certain Accounting Implications for DPFC." Offsetting the decrease during the three months ended June 30, 2000 was (i) a $650,000 reserve related to a delinquent loan held by Allegiance, (ii) $479,000 in royalty fees and organizational and research expenses related to SocietyPool and (iii) a $373,000 increase in interest expense related to borrowings by Allegiance. Total expenses increased 5.6% to $5.7 million during the six months ended June 30, 2000 from $5.4 million during the six months ended June 30, 1999. This increase was due to
(i) a $851,000 increase in interest expense related to borrowings by Allegiance,
(ii) a $650,000 reserve related to a delinquent loan held by Allegiance, (iii) a $507,000 increase in compensation and benefits due primarily to salary increases and secondarily to additional employees and (iv) $479,000 in expenses related to SocietyPool described above. Offsetting the increase during the six months ended June 30, 2000 was a $1.2 million decrease in interest expense related to DPFC and the $945,000 estimated litigation expense described above.

         Extraordinary Gain. In accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the Company recognized an extraordinary gain on a troubled debt restructuring in the amount of $1.2 million, net of income taxes in the amount of $822,000, during the three months ended March 31, 2000 in connection with the DPFC Agreement described in Notes 4 and 6 of the Condensed Notes to Consolidated Financial Statements. As a result of the DPFC Agreement, the Company reduced the outstanding principal amount of the Securitized Notes on the consolidated balance sheet as of March 31, 2000 by $2.1 million to $36.4 million (which is equal to the face value of the life insurance policies and restricted cash held by DPFC as of that date) and recognized income in a like amount. See "Results of Operations by Segment -- Viatical Settlements -- Certain Accounting Implications for DPFC."

Results of Operations by Segment
--------------------------------

     Ventures
     --------

         Accounting Considerations

         Beginning in 1999, because of the volatility of Internet and Internet related stocks, Point West Capital shorted stocks of certain competitors of one of the investments held by Ventures. The effect of those hedging activities is reflected in the Company's consolidated statement of operations during the three months ended March 31, 1999. During 2000, no such hedges were in place. The Company recognized a $317,000 gain in connection with such hedging activities during the first quarter of 1999. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999

         Interest Income. Interest income decreased to $69,000 during the three months ended June 30, 2000 from $132,000 during the three months ended June 30, 1999. This decrease was primarily due to $93,000 of interest income recognized during the three months ended June 30, 1999 as a result of a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures' loans. Interest income for the three months ended June 30, 2000, reflected higher cash balances held by Ventures. Interest income increased to $1.4 million during the six months ended June 30, 2000 from $320,000 during the six months ended June 30, 1999. This increase was primarily due to $1.1 million of interest income recognized during the three months ended March 31, 2000 as a result of a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures' debt securities.

         Net (Loss) Gain on Securities. Net loss on securities was $3.3 million during the three months ended June 30, 2000 compared to a net gain on securities of $4.3 million during the three months ended June 30, 1999. Net loss on securities was $2.8 million during the six months ended June 30, 2000 compared to a net gain on securities of $4.9 million during the six months ended June 30, 1999. The net loss on securities during the three and six months ended June 30, 2000 was primarily the result of the write-down of impaired investments. The write-downs were a result of the market downturn related to Internet and other technology stocks. Ventures determined that an aggregate $3.9 million investment in the securities of four different companies was impaired at June 30, 2000, and therefore wrote-down the cost of such investments. Ventures determined that a $750,000 investment in non-marketable securities of one company was impaired at March 31, 2000, and therefore wrote-off the entire $750,000 carrying value of such investment during the three months ended March 31, 2000. Such write-offs were substantially larger than those in 1999. During the three months ended March 31, 1999, no investments were written-off and during the three months ended June 30, 1999, only $535,000 of investments were written-off.

         Interest Expense. Interest expense increased to $82,000 during the three months ended June 30, 2000 from $52,000 during the three months ended June 30, 1999 and to $134,000 during the six months ended June 30, 2000 from $103,000 during the six months ended June 30, 1999 due to an increase in funds borrowed from the SBA in May 2000. During the three and six months ended June 30, 2000, the weighted-average interest rate on the funds borrowed from the SBA was 7.4% and 7.2%, respectively, and the weighted-average borrowings were $4.4 million and $3.7 million, respectively, compared to the weighted-average interest rate of 6.9% and weighted-average borrowings of $3.0 million during the three and six months ended June 30, 1999.

     Allegiance
     ----------

         Accounting Considerations

         In connection with the Allegiance Financing, Point West Capital agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. To date Point West Capital has been required to make payments in an immaterial amount. The amount of additional cash, if any, to be provided is a function of several variables including the monthly LIBOR interest rate and the outstanding balance of one of the Allegiance Financing revolving certificates.

         For information regarding accounting for the loans held by Allegiance and the Allegiance Financing and loan levels, see Notes 3 and 5 of the Condensed Notes to Consolidated Financial Statements.

         Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999

         Interest Income. Interest income increased to $856,000 during the three months ended June 30, 2000 from $371,000 during the three months ended June 30, 1999 and $1.7 million during the six months ended June 30, 2000 from $592,000 during the six months ended June 30, 1999, due primarily to increased lending activity by Allegiance. During the three and six months ended June 30, 2000, the weighted-average interest rate earned on the loans was 9.2% and the weighted-average principal amounts outstanding were $35.9 million and $34.9 million, respectively, compared to the weighted-average interest rate of 8.6% and 8.9%, respectively, and the weighted-average principal amounts outstanding of $16.5 million and $12.9 million, respectively, during the three and six months ended June 30, 1999. The weighted-average interest rate calculations include one loan in the principal amount of $2.1 million which was delinquent and on non-accrual status.

         Interest Expense. Interest expense increased to $614,000 during the three months ended June 30, 2000 from $241,000 during the three months ended June 30, 1999 and $1.2 million during the six months ended June 30, 2000 from $349,000 during the six months ended June 30, 1999 as a result of increased borrowings under the Allegiance Financing. During the three and six months ended June 30, 2000, the weighted-average interest rate under the Allegiance Financing was 8.4% and the weighted-average borrowings were $29.1 million and $28.8 million, respectively, compared to the weighted-average interest rate of 7.5% and 7.7%, respectively, and weighted-average borrowings of $12.8 million and $9.1 million, respectively, during the three and six months ended June 30, 1999.

         Compensation and Benefits. Compensation and benefits increased $18,000 to $79,000 during the three months ended June 30, 2000 from $61,000 during the three months ended June 30, 1999 and $87,000 to $202,000 during the six months ended June 30, 2000 from $115,000 during the six months ended June 30, 1999. This increase resulted from the hiring of additional employees in the second half of 1999 to support Allegiance's lending activities.

         Other General and Administrative Expenses. Other general and administrative expenses increased $758,000 to $843,000 during the three months ended June 30, 2000 from $85,000 during the three months ended June 30, 1999 and $1.0 million to $1.2 million during the six months ended June 30, 2000 from $185,000 during the six months ended June 30, 1999. This increase was due primarily to a $650,000 reserve related to a delinquent loan held by Allegiance. Based on recent bids received for businesses and other collateral securing the defaulted loan, management believes that Allegiance will incur a loss in connection with such loan. Management believes such loss will be approximately $650,000 and, therefore, has recorded a reserve in connection therewith in such amount. In addition, the increase was due to increases in legal expense and other professional fees related to the delinquent loan and fees related to due diligence for a potential loan portfolio acquisition.

     Viatical Settlements
     --------------------

         The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.

         Certain Accounting Implications for DPFC

         From June 30, 1996 through the effective date of the DPFC Agreement, the Company recognized income (earned discounts) with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Income recognized was equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies.

         In March 2000, the Company and the Noteholders entered into the DPFC Agreement pursuant to which the Noteholders will provide funds through June 30, 2002, to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital will continue to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. "See Results of Operations for the Company -- Extraordinary Gain."

         As a result of the DPFC Agreement, the Company will not recognize any future gain or loss related to DPFC until the Noteholders purchase the DPFC stock or DPFC is liquidated pursuant to the DPFC Agreement. The Company expects to recognize a pre-tax gain in an amount approximately equal to the $4.6 million accumulated deficit of DPFC upon the occurrence of either of these events. Additionally, when the DPFC stock is purchased or DPFC is liquidated, the Company will have income tax liability associated with the gain from debt forgiveness. The Company may be able to use the carryforward losses from DPFC to offset such liability, unless the carryforward losses have been previously utilized. The Company will recognize the $18,000 monthly servicing fee paid to Point West Capital as other income in the consolidated statement of operations from March 2000 through June 2002.

         The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any cash flow deficiencies thereunder.

         Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999

         Interest Income. DPFC did not recognize any interest income during the three months ended June 30, 2000 and will not recognize any interest income in any future period. See "Certain Accounting Implications for DPFC." DPFC recognized interest income in the amount of $18,000 for the three months ended June 30, 1999. Interest income declined to $7,000 during the six months ended June 30, 2000 from $46,000 during the six months ended June 30, 1999, as a result of the DPFC Agreement.

         Earned Discounts on Matured Policies. DPFC did not recognize any earned discounts on matured policies during 2000 and will not recognize any earned discounts in any future period. See "Certain Accounting Implications for DPFC." Earned discounts on matured polices was $50,000 and $111,000 during the three and six months ended June 30, 1999, respectively. During the three months ended June 30, 2000, 11 policies matured with a face value of $633,000, compared to 12 policies with a face value of $622,000 during the three months ended June 30, 1999. During the six months ended June 30, 2000, 20 policies matured with a face value of $837,000, compared to 24 policies with a face value of $1.5 million during the six months ended June 30, 1999. As of June 30, 2000, the Company held 450 policies with an aggregate carrying value of $31.3 million (comprised of "matured policies receivable," "purchased life insurance policies" and a portion of "other assets") and an aggregate face value of $36.3 million. All of the "matured policies receivable" and "purchased life insurance policies" are pledged as security for the Securitized Notes.

         Interest Expense. DPFC did not recognize any interest expense for the three months ended June 30, 2000. As a result of the DPFC Agreement, DPFC will not recognize any interest expense related to the Securitized Notes in any future period (approximately $900,000 per quarter). See "Certain Accounting Implications for DPFC." DPFC recognized interest expense in the amount of $871,000 for the three months ended June 30, 1999. Interest expense declined to $589,000 during the six months ended June 30, 2000 from $1.8 million during the six months ended June 30, 1999.

         Other General and Administrative Expenses. DPFC did not recognize any general and administrative expenses for the three months ended June 30, 2000 and will not recognize any general and administrative expenses in any future period. See "Certain Accounting Implications for DPFC." DPFC recognized other general and administrative expense in the amount of $67,000 for the three months ended June 30, 1999. Other general and administrative expenses declined to $133,000 during the six months ended June 30, 2000 from $219,000 during the six months ended June 30, 1999 as a result of the DPFC Agreement.

     Other
     -----

         The Other segment includes operating results for Point West Capital, PWS and SocietyPool. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the Other segment and has not been allocated. Activities for PWS were immaterial during the three and six months ended June 30, 2000 and 1999.

         Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999

         Interest Income. Interest income decreased to $31,000 during the three months ended June 30, 2000 from $58,000 during the three months ended June 30, 1999 primarily due to a decrease in cash balances. Interest income was $113,000 for both the six months ended June 30, 2000 and June 30, 1999.

         Net Gain on Securities. Point West Capital recognized a $317,000 gain during the six months ended June 30, 1999 in connection with hedging activities of Internet-related stocks. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk." There were no hedging activities during the six months ended June 30, 2000.

         Other Income. Other income declined 99.8% to $270 during the three months ended June 30, 2000 from $146,000 during the three months ended June 30, 1999 and 94.1% to $13,000 during the six months ended June 30, 2000 from $219,000 during the six months ended June 30, 1999 as a result of a decline in fees received by PWS for investment banking services. The amount and timing of these services in future periods cannot be predicted because of the limited operations of PWS.

         Compensation and Benefits. Compensation and benefits increased 57.4% to $592,000 during the three months ended June 30, 2000 from $376,000 during the three months ended June 30, 1999 due primarily to the hiring of additional employees in 2000 to support Point West Capital and SocietyPool's activities and secondarily to an increase in salaries for existing employees. Compensation and benefits increased 64.7% to $1.1 million during the six months ended June 30, 2000 from $668,000 during the six months ended June 30, 1999. This increase was due primarily to an increase in salaries for existing employees in 2000 and secondarily to the hiring of additional employees in 2000 to support Point West Capital and SocietyPool's activities.

         Other General and Administrative Expenses. Other general and administrative expenses decreased 55.7% to $665,000 during the three months ended June 30, 2000 from $1.5 million during the three months ended June 30, 1999. This decrease was primarily due to $945,000 of litigation expense recorded in the second quarter of 1999 reflecting the amount of the then proposed settlement arrangement of the pending federal class action and state alleged class action lawsuits not covered by insurance. The court approved the settlement of these lawsuits in February 2000. In addition, other general and administrative expenses decreased due to a $133,000 decrease in legal fees related to the litigation and a $140,000 write-off of a loan during the second quarter of 1999. Offsetting such decrease was $479,000 in royalty fees and organizational and research expenses related to SocietyPool. Other general and administrative expenses decreased 44.4% to $1.0 million during the six months ended June 30, 2000 from $1.8 million during the six months ended June 30, 1999 primarily due to the $945,000 litigation expense described above. In addition, other general and administrative expenses decreased due to a $269,000 decrease in legal fees related to the litigation and a $140,000 write-off of a loan during the second quarter of 1999. Offsetting such decrease was $479,000 in expenses related to SocietyPool. The federal class action and state alleged class action lawsuits were settled in the first quarter of 2000, and, as a result, the Company expects legal expenses to decline substantially in 2000 relative to 1999.

Liquidity and Capital Resources
-------------------------------

     Point West Capital, PWS and SocietyPool

         At present, neither Point West Capital, PWS nor SocietyPool has an external funding source from which to fund its working capital and general corporate needs. During the six months ended June 30, 2000, the Company supported the operations of Point West Capital, PWS and SocietyPool primarily from existing cash balances. In prior periods, the Company generated cash primarily from sales proceeds of investment securities and life insurance policies. The Company used the cash to grow its businesses. At June 30, 2000, Point West Capital, PWS and SocietyPool's cash and cash equivalents were $2.5 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Ventures, Allegiance, PWS and SocietyPool, and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940." Assuming the Company determines additional funds are needed, there can be no assurance that it will be successful in obtaining external financing on satisfactory terms or at all. The Company at present anticipates having sufficient liquidity to meet the working capital and operational needs of Point West Capital, PWS and SocietyPool through December 31, 2000, using current cash and cash equivalents, proceeds from sales of investment securities and distributions from Ventures.

     Ventures

         Ventures' activities have generally been supported by capital contributions from Point West Capital, by the sale of investments, by loans from the SBA and the repayment by obligors of loans. Point West Capital has contributed $5.8 million to Ventures since inception. During 1999, Ventures generated $21.3 million of cash proceeds (net of commissions) from the sale of securities and repayment of loans. During the six months ended June 30, 2000, Ventures generated $5.3 million of cash proceeds (net of commissions) from the sale of securities and repayment of loans. At June 30, 2000, Ventures' cash and cash equivalents were $6.3 million.

         Point West Ventures has an SBA debenture license and, therefore, may be permitted, based on capital contributions by Point West Capital and realized gains on the sale of securities, to borrow up to $16.6 million from the SBA, subject to complying with SBA requirements. Any borrowings bear interest at the rate for ten year debentures issued by Small Business Investment Companies and funded through public certificates bearing the SBA's guarantee. Interest is payable semi-annually. In addition, there is a leverage and underwriting fee of 3.5% and a fee of 1% per annum on the outstanding amount of debt. In July 1998, Point West Ventures borrowed $3.0 million from the SBA and on May 24, 2000, Point West Ventures borrowed an additional $3.5 million.

         Ventures may not have sufficient liquidity, at least in the short term, to grow its business. In addition, because of laws and regulations regarding the Investment Company Act of 1940 (the "1940 Act"), the Company may be required to restrict Ventures' growth or dispose of investments in order to avoid registration under the 1940 Act at some time in the future. See "Considerations Under the Investment Company Act of 1940."

     Allegiance

         As of June 30, 2000,  Point West  Capital had invested  $7.7 million in
Allegiance Capital. In August 1998, Allegiance arranged the Allegiance Financing. The Company expects that the Allegiance Financing will provide sufficient funds to support Allegiance's current level of lending activities through December 15, 2000. See Note 5 of the Condensed Notes to Consolidated Financial Statements. Allegiance is attempting to acquire a portfolio of loans with an outstanding principal amount in excess of $125 million. The acquisition is dependent on Allegiance obtaining an external financing source.

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

Considerations Under the Investment Company Act of 1940
-------------------------------------------------------

         The 1940 Act creates a comprehensive regulatory framework applicable generally to investment companies (i.e., companies engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act, whether or not those companies intend to be engaged primarily in such business). Companies that are subject to the 1940 Act must register with the SEC as investment companies and upon registration become subject to extensive regulation. The Company believes, based on its current activities and the nature of its assets, that it should not be deemed to be an investment company because it is not engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act, and the rules of the SEC promulgated thereunder, and does not hold itself out as an investment company.

         There are also various percentage of assets and income tests and other subjective tests under the 1940 Act and related rules that are relevant in considering whether a company is deemed to be an investment company.

         Although the Company believes that it should not be deemed to be an investment company, it is possible that it could be deemed one in the near future as a result of the following:

         * Allegiance has not grown its commercial lending business a quickly as the Company had expected;

         * The Company has been unable to commence or acquire other complementary financial services businesses as rapidly as it had hoped;

         *        The success of Ventures, which holds a  number  of  investment
                  securities,   has  exceeded  expectations; and

                  The success of other investments by the Company has exceeded expectations.

         The majority of investment securities held by the Company have been acquired since January 1998. The aggregate value of these investments has increased substantially since the purchase dates and the Company has realized substantial gains in connection with the sales of some of these investments. Since 1999, Ventures sold some of its investments in part to address these issues. The proceeds of these sales have been invested in U.S. Government securities pending final use, which has included further investments by Ventures.

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

Forward Looking Statements
--------------------------

         This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (1) the amount of any loss and potential foreclosure and liquidation of one of the loans made by Allegiance, (2) sufficiency of the Company's liquidity and capital resources (see "Liquidity and Capital Resources"), (3) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (see "Considerations Under the Investment Company Act of 1940"), (4) amounts of additional cash to be contributed to Allegiance Trust I, (5) the ability of Point West Ventures to borrow funds from the SBA and (6) SocietyPool's plans to offer a new type of financial product. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) Allegiance's ability to foreclose on the collateral at a price at least equal to the carrying value, giving effect to the reserve, of such loan and the outcome of the pending counterclaim filed in connection with the foreclosure action, (2) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (3) availability and cost of capital, (4) the factors described under "Considerations Under the Investment Company Act of 1940," (5) increases in the LIBOR rate and future amounts outstanding under the Class A-R revolving certificates, (6) Point West Venture's ability to originate a sufficient amount of investments that qualify for financing under the SBA regulations and (7) the market's acceptance of SocietyPool's new financial product and the feasibility of it.

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

         During 1999 the Company hedged a position it held in an Internet service provider and realized a $317,000 gain in connection with such hedging activity. At June 30, 2000 no hedges were in place. However, the Company may hedge certain positions in the future.

         The table below represents principal cash flows and weighted-average interest rates for the Allegiance loans outstanding at June 30, 2000:



                                 2000          2001           2002           2003           2004         Thereafter
                                 ----          ----           ----           ----           ----         ----------



Fixed rate loans (1)(2)      $  399,420    $  915,093    $1,008,589      $1,111,669     $1,225,318     $29,304,889
Average interest
     rates (1)                   9.8%          9.8%           9.8%           9.8%           9.8%            9.8%


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



         In connection with the Allegiance Financing, Point West Capital agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. To date Point West Capital has been required to make immaterial payments. The amount of additional cash, if any, to be provided is a function of several variables including the monthly LIBOR interest rate and the outstanding balance of one of the Allegiance Financing revolving certificates.

PART II.  OTHER INFORMATION
-------   -----------------

Item 1. Legal Proceedings
-------------------------

         In May 2000, Point West Capital and three individuals formed SocietyPool, an entity that plans to offer a new type of financial product. Point West Capital is a member and manager of SocietyPool with 51% voting and economic interests. One of the other members is the former chief executive officer (the "Former CEO") of SocietyPool with a 15.67% voting interest and a 15.44% economic interest. Another member is a former special consultant (the "Former Special Consultant") of SocietyPool and owns 33.33% voting interest and a 28.66% economic interest. The third other member has a 4.90% economic interest and no voting interest. In May 2000, Point West Capital provided $1.8 million to fund exploratory research of SocietyPool's proposed new product and business plan. On July 20, 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital concerning SocietyPool. The claim sought emergency relief on issues relating to the control and management of SocietyPool and its assets. The emergency relief sought by the Former Special Consultant has been denied. On July 27, 2000, the Former CEO resigned as such claiming that certain actions of Point West Capital which are at issue in the arbitration constituted constructive termination of his employment. On August 11, 2000, SocietyPool terminated for cause the Former Special Consultant. On August 10, 2000, Point West Capital filed an answer, affirmative defenses and counterclaim against the Former Special Consultant and a third-party complaint against the Former CEO. The matter is continuing through the arbitration process.

         Under SocietyPool's Operating Agreement, Point West Capital has the option to provide up to an additional $4.4 million of funds to SocietyPool. Point West Capital's ownership percentage in SocietyPool could depend on the amount of additional funding it chooses to provide.

         The outcome of this matter cannot be determined at this time; however, the Company does not believe that the Former Special Consultant is entitled to the requested relief. Point West Capital cannot predict whether or to what extent this matter will affect Point West Capital's decision to invest additional funds in SocietyPool, the timing or implementation of SocietyPool's business plan, Point West Capital's role or ownership percentage in SocietyPool or SocietyPool's financial condition.

         See the Form 10-K for further information regarding legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         On May 16, 2000, the Company held an Annual Meeting of its stockholders. The election of two directors, the proposal to amend the Company's 1995 Stock Option Plan and the proposal to amend the Company's Stock Option Plan for Non-Employee Directors as set forth in the proxy statement were presented. Alan B. Perper and Paul A. Volberding were re-elected to the Board of Directors for a term expiring in 2003.
         The voting tallies were:

                   Director                Votes For           Votes Withheld
                   --------                ---------           --------------

                Alan B. Perper             3,105,229                 100,730

              Paul A. Volberding           3,105,029                 100,930

         The other directors whose term of office continued after the meeting are: John Ward Rotter (term expiring in 2001), Bradley N. Rotter (term expiring in 2002) and Stephen T. Bow (term expiring in 2002).

         The proposal to amend the Company's 1995 Stock Option Plan was also approved. The voting tallies were:



                                       Votes For      Votes Against      Votes Abstain       Broker Non-Votes
                                       ---------      -------------      -------------       ----------------


         Proposal to amend the
         Company's 1995
         Stock Option Plan             1,351,466         152,842            12,485              1,689,166



         The proposal to amend the Company's Stock Option Plan for Non-Employee Directors was also approved. The voting tallies were:


                                       Votes For      Votes Against      Votes Abstain       Broker Non-Votes
                                       ---------      -------------      -------------       ----------------

         Proposal to amend the
         Company's
         Stock Option Plan for
         Non-Employee
         Directors                     1,394,060          108,083             14,650              1,689,166




Item 5. Other Information
-------------------------

         On May 16, 2000, the Board of Directors amended Sections 1.9 and 2.4 of Point West Capital's By-Laws ("Order of Business" and "Nominations of Directors; Election") in response to changes in Rule 14a-4 of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934. The amended By-Laws provide that the Secretary of the Company must receive written notification describing any business (including nominations for director) proposed to be presented by a stockholder at an annual meeting at least 60 days before the date on which the Company mailed its proxy materials for the prior year's annual meeting.

         The amendments to Sections 1.9 and 2.4 became effective upon adoption by the Board of Directors and will apply to Point West Capital's 2001 annual meeting of stockholders. Notice of any business proposed to be presented by a stockholder at Point West Capital's 2001 annual meeting of stockholders must be received by the Secretary of Point West Capital no later than February 13, 2001. If notification is not received by that date, the notice will be considered untimely and Point West Capital's proxy for the 2001 annual meeting of stockholders will grant discretionary authority to the persons named therein to exercise their voting discretion with respect to such business. Sections 1.9 and 2.4 contain additional requirements that apply to stockholders who wish to bring business before an annual meeting. These requirements are included in the composite copy of Point West Capital's amended By-Laws filed as Exhibit No. 3.1 to this report.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits:
                  Number         Description


                  3.1         Amended By-laws of the Company.

                  10.1 Amendment No.1 to Point West Capital Corporation's Amended and Restated 1995 Stock Option Plan.

                  10.2 Amendment No.1 to Point West Capital Corporation's Stock Option Plan for Non-Employee Directors.

                  10.3** Third Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of April 14, 2000, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.

                  10.4** Amended and Restated Supplement to Trust Agreement for Term Series 1999-1, dated as of April 14, 2000, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.

                  10.5 First Amendment to Amended and Restated Limited Liability Company Agreement of Allegiance Capital, LLC, dated as of May 22, 2000, among Point West Capital Corporation, Michael W. McDermitt and Daniel M. Isard.

                  10.6 Limited Liability Company Agreement of SocietyPool.com, LLC, dated as of May 10, 2000, among Point West Capital Corporation, Robert M. Janes, Paul G. Kahn and Michael D. London.

                  10.7 First Amendment to Limited Liability Company Agreement of SocietyPool.com, LLC, dated as of June 26, 2000, among Point West Capital Corporation, Robert M. Janes, Paul G. Kahn and Michael D. London.

                  27.1        Financial Data Schedule.

         **       Certain   information  omitted   pursuant  to  a  request  for
                  confidential treatment filed with the SEC.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2000:


                 Date             Item Reported          Matter Reported
                  ----             -------------          ---------------

               May 12, 2000           5                  The   Company   issued
                                                         a  press   release
                                                         regarding  its  results
                                                         of  operations  for the
                                                         first quarter of 2000.

                                   SIGNATURES
                                   ==========

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              POINT WEST CAPITAL CORPORATION



Dated:  August 11, 2000                       /s/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




Dated:  August 11, 2000                       /s/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX
                                  =============

====================== ================================ =======================
Exhibit Number          Document Description             Sequential
                                                         Page Number
==============          =====================            ============

====================== ================================ =======================
    3.1                 Amended By-laws of the Company.
                                                                32
====================== ================================ =======================
   10.1                 Amendment No.1 to Point West
                        Capital Corporation's Amended
                        and Restated 1995 Stock Option
                        Plan.                                   42
====================== ================================ =======================
    10.2                Amendment No.1 to Point West
                        Capital Corporation's Stock
                        Option Plan for Non-Employee
                        Directors.                              43
====================== ================================ =======================
    10.3                Third Amended and Restated
                        Supplement to Trust Agreement for
                        Term Series 1998-1, dated as of
                        April 14, 2000, among Allegiance
                        Funding 1, LLC, Manufacturers and
                        Traders Trust Company and Point
                        West Capital Corporation.                45
====================== ================================ =======================
    10.4                Amended and Restated Supplement
                        to Trust Agreement for Term
                        Series 1999-1, dated as of April
                        14, 2000, among Allegiance
                        Funding 1, LLC, Manufacturers
                        and Traders Trust Company and
                        Point West Capital Corporation.         95
====================== ================================ =======================
    10.5                First Amendment to Amended and
                        Restated Limited Liability
                        Company Agreement of Allegiance
                        Capital, LLC, dated as of May
                        22, 2000, among Point West
                        Capital Corporation, Michael W.
                        McDermitt and Daniel M. Isard.         162
====================== ================================ =======================
    10.6                Limited Liability Company
                        Agreement of SocietyPool.com,
                        LLC, dated May 10, 2000, among
                        Point West Capital Corporation,
                        Robert M. Janes, Paul G. Kahn
                        and Michael D. London.                 172
====================== ================================ =======================
    10.7                First Amendment to Limited
                        Liability Company Agreement of
                        SocietyPool.com, LLC, dated as
                        of June, 26, 2000, among Point
                        West Capital Corporation, Robert
                        M. Janes, Paul G. Kahn and
                        Michael D. London.                     208
====================== ================================ =======================
    27.1                Financial Data Schedule.               211
====================== ================================ =======================
====================== ================================ =======================