Form 10-Q
period 2000-09-30
POINT WEST CAPITAL CORP
filed 2000-11-16
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000
                                                 -------------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2000, there were 3,352,624 shares of the registrant's Common Stock outstanding.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------


                                      INDEX
                                      -----
                                                                         Page
                                                                         ----
Part I      Financial Information
------

Item 1.     Consolidated Financial Statements (Unaudited):

            Consolidated Balance Sheets
               September 30, 2000 and December 31, 1999                   1

            Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 2000 and 1999    2

            Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2000 and 1999              3

            Condensed Notes to Consolidated Financial Statements         4-14

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      15-25

Item 3.     Quantitative and Qualitative Disclosures
               About Market Risk                                          26

Part II     Other Information
-------

Item 1.     Legal Proceedings                                             27

Item 5.     Other Information                                             29

Item 6.     Exhibits and Reports on Form 8-K                              30

Signatures                                                                31

                                             POINT WEST CAPITAL CORPORATION
                                               CONSOLIDATED BALANCE SHEETS





                                                                               September 30,           December 31,
                                 ASSETS                                             2000                   1999
                                                                             -------------------    -------------------
                                                                                             (unaudited)

Cash and cash equivalents                                                  $          6,752,192   $         12,836,125
Restricted cash                                                                         572,335              3,074,057
Investment securities:
     Held-to-maturity                                                                         -              2,504,610
     Available-for-sale                                                                 467,759              6,519,821
Matured policies receivable                                                             260,000                      -
Taxes receivable                                                                        195,094                      -
Loans receivable, net of unearned income of $541,624 and
     $540,867, respectively, and net of an allowance for
     loan losses of $175,000 and $155,000, respectively                              32,863,906             35,467,079
Purchased life insurance policies                                                    30,653,603             31,727,966
Non-marketable securities                                                            14,089,851              5,933,133
Deferred financing costs, net of accumulated amortization
     of $1,519,002 and $1,378,623, respectively                                         749,885                656,376
Furniture and equipment, net of accumulated depreciation of
     $26,484 and $12,976, respectively                                                   74,421                 34,917
Deferred tax asset                                                                    2,515,941                      -

Other assets                                                                          1,307,819              2,771,767
                                                                             -------------------    -------------------
           Total assets                                                    $                      $
                                                                                     90,502,806            101,525,851
                                                                             ===================    ===================


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense                                                   $            121,548   $            346,483
Accounts payable                                                                        434,593                238,326
Accrued compensation payable                                                            370,414                543,400
Accrued litigation settlement                                                                 -              2,205,000
Taxes payable                                                                                 -                141,100
Revolving certificates                                                                4,900,607              4,200,000
Term certificates                                                                    24,066,213             24,498,815
Securitized notes payable                                                            35,749,202             38,528,914
Debenture payable                                                                     6,500,000              3,000,000
Deferred income taxes                                                                         -                281,020
                                                                             -------------------    -------------------

           Total liabilities                                                         72,142,577             73,983,058
                                                                            -------------------    -------------------

Stockholders' equity:
     Common stock, $0.01 par value; 15,000,000 authorized shares,
          4,391,124 and 4,390,124 shares, respectively, issued
          3,352,624 and 3,351,624 shares, respectively, outstanding                      43,911                 43,901
     Additional paid-in-capital                                                      30,091,689             30,088,949
     Accumulated comprehensive (loss) income, net of tax                              (177,497)              2,098,960
     Accumulated deficit                                                            (8,723,842)            (1,814,985)
     Treasury stock, 1,038,500 shares                                               (2,874,032)            (2,874,032)
                                                                             -------------------    -------------------

           Total stockholders' equity                                                18,360,229             27,542,793
                                                                             -------------------    -------------------

           Total liabilities and stockholders' equity                      $         90,502,806   $        101,525,851
                                                                             ===================    ===================


     See accompanying condensed notes to consolidated financial statements.

                         POINT WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                              For the Three Months Ended             For the Nine Months Ended
                                                                      September 30,                         September 30,
                                                                2000              1999                2000               1999
                                                           ----------------  ----------------    ----------------  -----------------
                                                                       (unaudited)                           (unaudited)

Income:
     Interest income                                     $                 $                 $                   $
                                                                   791,153         1,074,238           3,961,426          2,144,709
     Net (loss) gain on securities                             (2,692,496)         5,946,723         (5,525,865)         11,171,942
     Other                                                          60,064            41,985             175,499            360,325
     Earned discounts on matured policies                                -            76,201                   -            187,202
                                                           ----------------  ----------------    ----------------  -----------------
           Total (loss) income                                 (1,841,279)         7,139,147         (1,388,940)         13,864,178
                                                           ----------------  ----------------    ----------------  -----------------

Expenses:
     Interest expense                                              741,774         1,313,165           2,685,625          3,520,312
     Compensation and benefits                                     651,794           585,117           1,942,761          1,368,897
     Other general and administrative expenses                   1,449,882           394,097           3,850,197          2,597,382
     Amortization                                                   33,608           134,039             140,379            386,010
     Depreciation                                                    5,808             2,258              13,508              5,934
                                                           ----------------  ----------------    ----------------  -----------------
            Total expenses                                        2,882,866         2,428,676           8,632,470          7,878,535
                                                           ----------------  ----------------    ----------------  -----------------

           (Loss) gain before income taxes
             and extraordinary gain                            (4,724,145)         4,710,471        (10,021,410)          5,985,643

Income tax benefit (expense)                                             -         (547,265)           1,870,550          (564,765)

                                                           ----------------  ----------------    ----------------  -----------------
           (Loss) gain before extraordinary gain               (4,724,145)         4,163,206         (8,150,860)          5,420,878
                                                           ----------------  ----------------    ----------------  -----------------

Extraordinary gain, net of income taxes of $822,154                     -                  -           1,242,003                   -

                                                           ----------------  ----------------    ----------------  -----------------
           Net (loss) income                             $    (4,724,145)  $       4,163,206   $     (6,908,857) $         5,420,878
                                                           ================  ================    ================  =================

(Loss) income per share before extraordinary gain:
     Basic                                              $         (1.41)   $          1.24    $         (2.43)   $             1.63
                                                           ================  ================    ================  =================
    Diluted                                                       (1.41)              1.17              (2.43)                 1.49
                                                           ================  ================    ================  =================
 Net (loss) income per share:
     Basic                                              $         (1.41)   $          1.24    $         (2.06)   $             1.63
                                                           ================  ================    ================  =================
    Diluted                                                       (1.41)              1.17              (2.06)                 1.49
                                                           ================  ================    ================  =================

Weighted-average number of shares of common stock
     outstanding                                                 3,352,624         3,350,624           3,352,504          3,321,888
Weighted-average number of shares of common stock
     and common stock equivalents outstanding                    3,352,624         3,549,536           3,352,504          3,648,029



     See accompanying condensed notes to consolidated financial statements.

                  POINT WEST CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Nine Months Ended September 30,
                                                                            2000               1999
                                                                      ----------------   ----------------
                                                                                   (unaudited)
Cash flows from operating activities:
    Net (loss) income                                               $     (6,908,857) $        5,420,878
    Adjustments to reconcile net (loss) income to net cash
         used in operating activities:
         Depreciation and amortization                                        153,887            391,944
         Loss on loan receivable                                            1,204,964            140,000
         Provision for loan losses                                             20,000             85,000
         Net loss (gain) on securities                                      5,525,865       (11,171,942)
         Interest income received as warrants                             (1,101,532)          (624,918)
         Earned discounts on matured policies                                       -          (187,202)
         Deferred tax (asset) liability                                   (2,109,408)            516,885
         Extraordinary gain                                               (1,242,003)                  -
         Changes in operating assets and liabilities:
           Collections on matured life insurance policies                     830,831          1,943,112
           Other assets                                                        92,546          (121,265)
           Taxes receivable                                                 (336,194)                  -
           Accrued interest expense                                         (224,935)             25,176
           Accounts payable                                                   196,267            145,284
           Accrued compensation payable                                     (172,986)            201,164
           Accrued litigation settlement                                           -             945,000
                                                                      ----------------   ----------------
                 Net cash used in operating activities                    (4,071,555)        (2,290,884)
                                                                      ----------------   ----------------

Cash flows from investing activities:
    Proceeds from sale of other assets                                            -               27,126
    Purchase of furniture and equipment                                      (53,012)           (14,279)
    Decrease in restricted cash                                             2,501,722          1,465,322
    Proceeds from maturity of held-to-maturity securities                   2,504,610                  -
    Purchase of investment and non-marketable securities                 (12,982,428)       (11,699,821)
    Proceeds from sale of investment and non-marketable securities          2,667,208         14,755,627
    Additions to loans receivable                                         (2,733,267)       (19,631,409)
    Principal payments on loans receivable                                  3,261,476            483,553
                                                                      ----------------   ----------------
                 Net cash used in investing activities                    (4,833,691)       (14,613,881)
                                                                      ----------------   ----------------

Cash flows from financing activities:
    Principal payments on securitized notes payable                         (715,555)                  -
    Proceeds from SBA debenture                                             3,500,000                  -
    Proceeds from revolving certificates                                      820,000         19,708,039
    Principal payments on revolving certificates                            (119,393)       (25,108,084)
    Proceeds from term certificates                                                -          24,635,000
    Principal payments on term certificates                                 (432,602)                  -
    Increase in deferred financing costs                                    (233,887)          (293,282)
    Proceeds from options exercised                                             2,750            252,686
                                                                      ----------------   ----------------
                 Net cash provided by financing activities                  2,821,313         19,194,359
                                                                      ----------------   ----------------

                 Net (decrease) increase in cash and cash
                 equivalents                                              (6,083,933)          2,289,594

Cash and cash equivalents, beginning of period                             12,836,125          6,668,126
                                                                      ----------------   ----------------

Cash and cash equivalents, end of period                            $       6,752,192 $        8,957,720
                                                                      ================   ================
Supplemental disclosures:
Supplemental disclosure of non-cash activities:
    Unrealized (loss) gain on securities available for sale, net
    of tax                                                          $     (2,276,457) $        3,398,142
    Receipt of warrants                                             $       1,101,532 $          624,918
    Reduction in securitized notes payable in
         connection with extraordinary gain                         $       2,064,157 $                -
    Establishment of receivable from insurance company              $               - $        2,205,000
    Accrued litigation settlement                                   $               - $        3,150,000
    Accrued litigation settlement offset against other assets       $       2,205,000 $                -
    Increase in other assets offset by reduction in loans
    receivable                                                      $         850,000 $                -
Supplemental disclosure of cash flow information:
    Taxes paid                                                      $         605,619 $           60,736
    Cash paid for interest                                          $       2,615,095 $        3,495,136

     See accompanying condensed notes to consolidated financial statements.

                         POINT WEST CAPITAL CORPORATION
                         ------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.       General Description
--       -------------------

         The unaudited consolidated financial statements of Point West Capital Corporation ("Point West Capital") and its consolidated entities (the "Company") as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, in accordance with Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements of the Company. These statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").

         Point West Capital is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Point West Venture Management, LLC ("Point West Management"), Point West Ventures, L.P. ("Point West Ventures"), Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I"), Allegiance Management Corp. ("Allegiance Management"), Dignity Partners Funding Corp. I ("DPFC"), SocietyPool.com, LLC ("SocietyPool") and Point West Securities, LLC ("PWS"). Point West Capital is currently involved in litigation with two other members and former employees of SocietyPool involving, among other things, the control and ownership of SocietyPool. See Note 12 and "Other Information--Legal Proceedings." In the event that it is ultimately determined that Point West Capital no longer controls SocietyPool, the assets, liabilities and operations of SocietyPool would no longer be consolidated with those of Point West Capital and its other consolidated entities. Management of the Company believes that it owns 51% and is the manager of SocietyPool and intends to vigorously contest the claims made by two other members of SocietyPool. To date, the Company's consolidated financial statements reflect approximately $2 million of cash held by SocietyPool representing contributions by Point West Capital of $2.8 million less expenses incurred by SocietyPool of $800,000. References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

         During 1997, the Company expanded its financial services business through the operations of Ventures, which makes loans to and invests in small businesses that are generally focused in the areas of e-commerce, Internet and telecommunications; and Allegiance, which lends to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc ("NASD"). On May 8, 2000, the Company formed SocietyPool. SocietyPool was formed to develop and pursue a new financial product. It is still in the development stage. In connection with the principal business activity of the Company through February 1997 (which was to provide viatical settlements for terminally ill persons), Point West Capital continues to service the life insurance policies held by its wholly-owned special purpose subsidiary, DPFC. The Company continually evaluates new business opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and in
June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133.

         These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedged transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the portion of all hedges not effective must be recognized in earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income.

         These rules become effective for the Company on January 1, 2001. The Company will record the effect of the transition to these new accounting requirements as a change in accounting in the first quarter of 2001. The effect of this change in accounting is not expected to be material to the Company's results of operations and financial position.

2.       Cash and Cash Equivalents
--       -------------------------

         The Company considers all highly liquid investments purchased within three months of their maturity date to be cash and cash equivalents. Cash and cash equivalents included U.S. Treasury bills with maturities less than three months of $3.7 million and $8.3 million at September 30, 2000 and December 31, 1999, respectively. Cash and cash equivalents as of September 30, 2000 also includes $2 million held by SocietyPool that is the subject of a bankruptcy petition. While the petition is pending, the Company will not have access to SocietyPool's assets. See Note 12, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Other Information--Legal Proceedings."

3.       Taxes Receivable
--       ----------------

         Taxes receivable reflects an overpayment of income taxes for 1999 and estimated income taxes paid in the first quarter of 2000.

4.       Investment Securities
--       ---------------------

         Investment securities consist of marketable debt and equity securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported in the consolidated balance sheets at fair value with any cumulative unrealized gains and losses, net of any tax effect, included in comprehensive income and reported as a separate component of stockholders' equity. Management estimates fair value, considering factors such as sales restrictions, the bid and offer prices of securities and volume. Securities classified as held-to-maturity included U.S. Treasury bills reported at fair value with original maturities greater than three months, but less than one year. Any realized gains and losses, interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported in the consolidated statements of operations.

         The cost and estimated fair value of investment securities reflected in the consolidated balance sheets as of September 30, 2000 and December 31, 1999 are as follows:

                                                 September 30, 2000
----------------------------------------------------------------------------------------------------------------------


                                                                     Gross               Gross
                                                                   Unrealized          Unrealized            Fair
                                                 Cost               Gains               Losses               Value
                                                 ----               -----               ------               -----

Available-for-sale:
     Corporate bonds.................    $         350,000   $             ---  $         (295,044)   $          54,956
      Common stock...................              412,803                 ---                  ---             412,803
                                         ------------------  ------------------  ------------------   ------------------
        Total available-for-sale         $         762,803   $             ---  $         (295,044)   $         467,759
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
                                         =================   =================    =================   =================

         Cumulative net unrealized (losses) gains on available-for-sale securities (representing differences between estimated fair value and cost) were ($295,000) and $3.5 million at September 30, 2000 and December 31, 1999, respectively. These cumulative net unrealized (losses) gains, net of applicable taxes, are included in accumulated comprehensive (loss) income, a separate balance sheet component of stockholders' equity. See Note 10.

5.       Loans Receivable
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

         Allegiance had 23 loans outstanding at September 30, 2000 in an aggregate principal amount of $33.8 million, which bore a weighted-average fixed interest rate per annum of 8.6%. Allegiance had 21 loans outstanding at December 31, 1999 in an aggregate principal amount of $33.8 million, which bore a weighted-average fixed interest rate per annum of 9.8%. Principal and interest payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, approximately fifteen years from the initial loan date. At September 30, 2000, two loans were in default and on non-accrual status. Based on collateral securing the defaulted loans, management believes that Allegiance will not incur a material loss in connection with such loans.

         At December 31, 1999, one loan was in default and on non-accrual status. In October 1999, Allegiance brought an action seeking to collect on this loan and the defendants counterclaimed. In September 2000, Allegiance settled this litigation. Allegiance incurred total losses of $1.3 million which are reflected in other general and administrative expenses in the consolidated statement of operations for the nine month period ended September 30, 2000. Also, other assets in the consolidated balance sheet as of September 30, 2000 includes funeral homes valued at $850,000 which Allegiance now owns as a result of the settlement. See Note 12 and "Other Information--Legal Proceedings" for a further description of this litigation and settlement.

         From time to time, Allegiance uses futures contracts to hedge certain interest rate exposure between the time of loan origination and the expected issuance of term certificates. See Note 7. The futures contracts are intended to protect a portion of the net interest margins expected to be earned on the loans. Any realized gain or loss related to these hedges is deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts, all such deferred amounts are reflected in the consolidated balance sheets as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain) in the carrying value of loans receivable. As of September 30, 2000, Allegiance had cumulative net realized gains on its hedging activities of $152,000, which reduced loans receivable in a like amount. As of December 31, 1999, Allegiance had cumulative net realized gains on its hedging activities of $215,000, which reduced loans receivable in a like amount. In addition, Allegiance had net unrealized losses from open hedging positions of $14,000 as of September 30, 2000. As of December 31, 1999, Allegiance had no open hedges, and has none at present.

         Ventures had no loans outstanding at September 30, 2000. Ventures had two loans outstanding at December 31, 1999 in an aggregate principal amount of $2.6 million, one of which was originated in January 1998 and bore interest at a fixed interest rate per annum of 15% and the other of which was originated in November 1999 and bore interest at a variable rate based on the prime rate plus 4% (at December 31, 1999 the prime rate was 8.5%).

6.       Purchased Life Insurance Policies
--       ---------------------------------

         Purchased life insurance policies consist only of those policies held by DPFC. The policies held by DPFC are pledged as security for the Securitized Notes (as defined in Note 8). As a result of the imminent default of DPFC under the terms of the Securitized Notes, Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, which is effective from March 2000 through June 2002, the Noteholders will provide funds to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital will continue to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase DPFC's outstanding stock from Point West Capital for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See Note 8.

7.       Revolving and Term Certificates
--       -------------------------------

         Allegiance finances its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued. At September 30, 2000, revolving certificates held by third parties were outstanding in the aggregate principal amount of $4.9 million. At September 30, 2000, such certificates bore interest at fixed and variable rates based on the one-year U.S. Treasury yield plus a weighted-average spread of 4.3%. The weighted-average interest rate of the revolving certificates held by third parties at September 30, 2000 was 10.2%. Allegiance funded and retained an unrated revolving certificate in the principal amount of $2.2 million. The unrated certificate represents the right to receive all excess cash flow from Allegiance Trust I related to the revolving certificates. The revolving certificates held by third parties have ratings from Fitch, Inc. ranging from A to B. At September 30, 2000, the term certificates held by third parties were outstanding in the aggregate principal amount of $24.1 million. The weighted-average fixed interest rate of the term certificates held by third parties was 8.1%. Allegiance funded and retained an unrated term certificate that represents the right to receive a 17.5% coupon subject to other priority payments on the senior certificates. At September 30, 2000, the outstanding principal balance of the unrated term certificate was $2.6 million. Allegiance retained an additional unrated term certificate that represents the right to receive 90% of the excess cash flow from Allegiance Trust I related to the term certificates. This term certificate does not have a principal balance. The term certificates held by third parties have ratings from Fitch, Inc. ranging from AA to B.

         In April 2000, the Company and a consortium of insurance companies (the "Investors") executed amendments that extended the Allegiance Financing through December 15, 2000. The Investors agreed to continue to provide revolving debt, subject to certain limitations, through November 30, 2000, on terms similar to those under the original Allegiance Financing revolving certificates. In addition, the Investors agreed to provide up to approximately $20.0 million of additional term financing, subject to certain limitations, through December 15, 2000, on terms similar to those under the original Allegiance Financing term certificates. Because two loans held by Allegiance are currently in default, Allegiance may not be able to issue term certificates or issue term certificates on terms satisfactory to Allegiance. As a result of these defaulted loans, cash flow payable to Allegiance (for servicing fees and interest on the certificates it holds) will be accrued until approximately an additional $400,000 is deposited in Allegiance Trust I. Such cash flow has been approximately $11,000 per month in 2000. In the event that any revolving debt in the consolidated balance sheet as of December 15, 2000 is not repaid through the issuance of term certificates or otherwise by February 15, 2001, the interest rate on such debt will increase by 1.00%. A failure to retire the revolving debt could also result in a default, giving the Investors the right to terminate Point West Capital as the servicer and liquidate the collateral. The fixed interest on any additional term certificates will be based on the ten-year U.S. Treasury yield plus a spread ranging from 2.05% to 8.5%.

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

         In connection with the Allegiance Financing and the extensions thereunder, Allegiance Capital paid an aggregate of $375,000 in commitment fees when funds were initially borrowed. Of such commitment fees, $100,000 was amortized over the expected life of the initial revolving certificates, $25,000 is being amortized over the expected life of the revolving certificates currently outstanding (8 months) and $250,000 is being amortized over the expected life of the term certificates (15 years). These allocations were based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates. In the event that a default occurs and the Investors liquidate the collateral, any remaining unamortized commitment fees will be expensed.

         In connection with the extension of the Allegiance Financing, Allegiance agreed to pay a non-usage fee ranging from zero to $100,000, depending upon the amount of term debt issued between March 31, 2000 and December 15, 2000.

8.       Securitized Notes Payable
--       -------------------------

         In 1995, DPFC issued its Senior Viatical Settlement Notes, Series 1995-A with a stated maturity of March 10, 2005 (the "Securitized Notes"). Principal and interest payments on and other costs of the Securitized Notes are payable solely from collections on pledged policies, deposited funds and funds provided by the Noteholders. The Securitized Notes bear a fixed interest rate of 9.17% per annum. Point West Capital is the servicer of the policies pledged under the Indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses and receives servicing income. See Note 6 for further information regarding the servicing of DPFC.

         The DPFC Agreement discussed in Note 6, was negotiated due to the imminent default of DPFC under the terms of the Securitized Notes and, accordingly, has been accounted for as a troubled debt restructuring. As such, during the first quarter of 2000, an extraordinary gain of $1.2 million, net of taxes of $822,000, was recorded and the stated amount of the Securitized Notes of $38.5 million was reduced to $36.4 million, reflecting the maximum future cash payments the Noteholders could receive under the DPFC Agreement. The $36.4 million equaled the face value of the life insurance policies and restricted cash held by DPFC as of March 31, 2000.

         The Securitized Notes represent the obligations solely of DPFC. The Company's consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West Capital. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds that secure the Securitized Notes.

9.       Debenture Payable
--       -----------------

         Ventures has issued two debentures payable to the Small Business Administration ("SBA") in the principal amount of $6.5 million. One debenture was issued in July 1998 in the principal amount of $3.0 million with semi-annual interest only payments at a fixed rate of 5.9% (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. The debenture is subject to a prepayment penalty if repaid prior to September 1, 2003. The other debenture was issued on May 24, 2000 in the principal amount of $3.5 million with semi-annual interest only payments at a fixed rate of 7.5% (plus a 1% annual fee) and a scheduled maturity date of September 1, 2010. The debenture is subject to a prepayment penalty if repaid prior to September 1, 2005. In addition, Ventures paid a fee of $227,500 (3.5% of the total borrowings) to the SBA to borrow such money. Proceeds from the debentures are used to make debt and equity investments in businesses permitted under applicable SBA codes and regulations.

         At present, Ventures has no material debt investments outstanding and since inception of the SBA borrowings has made relatively few debt investments. As a result, the SBA could prevent further borrowings by Ventures and could also accelerate the payment of outstanding debentures because of a failure to comply with applicable SBA debt/equity requirements, although the SBA has not indicated an intention to do so.

10.       Stockholders' Equity
---       --------------------



         Changes in stockholders' equity during the first nine months of 2000 reflected the following:





         Stockholders'  equity,  beginning  of  period   ..................     $27,542,793
          Comprehensive income:
           Net loss........................................................     (6,908,857)
           Other comprehensive loss:.......................................
             Net unrealized investment losses, net of tax benefit
              of $1.5 million .............................................     (2,276,457)
                                                                                -----------
               Comprehensive loss..........................................     (9,185,314)
          Common stock -- options exercised ...............................              10
          Additional paid-in-capital -- options exercised .................           2,740
                                                                                -----------
         Stockholders' equity, end of period...............................     $18,360,229
                                                                                ===========




 Changes in stockholders' equity during the first nine months of 1999 reflected the following:


         Stockholders'  equity,  beginning  of  period   ..................    $ 14,829,561
          Comprehensive income:
           Net Income .......................................................     5,420,878
           Other comprehensive income: ....................................
             Net unrealized investment gains, net of tax
              of $291,000.... .............................................       3,398,142
                                                                                  ---------
               Comprehensive income .......................................       8,819,020
          Common stock -- options exercised ...............................             973
          Additional paid-in-capital -- options exercised .................         326,783
                                                                                 ----------
         Stockholders' equity, end of period...............................    $ 23,976,337
                                                                                 ==========

11.      Earnings Per Share
--       ------------------

         The weighted-average number of common stock shares and additional common stock equivalent shares used in computing (loss) income per share for the three and nine months ended September 30, 2000 and 1999 are set forth below. The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share:



                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                           -------------                      -------------
                                                      2000              1999             2000             1999
                                                      ----              ----             ----             ----

Numerator:
     (Loss) gain before extraordinary
      gain....................................    $ (4,724,145)       $   4,163,206    $ (8,150,860)    $   5,420,878
     Extraordinary gain .......................              --                  --        1,242,003               --
                                                  -------------       -------------    -------------    -------------
     Net (loss) income.......................     $ (4,724,145)       $   4,163,206    $ (6,908,857)    $   5,420,878
                                                  =============       =============    =============    =============

Denominator:
     Weighted-average shares..............            3,352,624           3,350,624       3,352,504        3,321,888
                                                  -------------       -------------    -------------    -------------
     Denominator for basic net  (loss),
       income, basic and diluted loss before
       extraordinary gain and diluted net loss
       calculation.........                           3,352,624           3,350,624        3,352,504       3,321,888
     Weighted-average    effect   of   dilutive
       securities:
          Employee stock options............                 --             141,827               --          197,673
          Warrants..............................             --              57,085               --          128,468
                                                  -------------       -------------    -------------    -------------
     Denominator  for  diluted  net  income           3,352,624           3,549,536        3,352,504        3,648,029
                                                  =============       =============    =============    =============


(Loss) income per share:
     Basic
          (Loss)gain before extraordinary
             gain.............................    $      (1.41)       $        1.24    $      (2.43)    $        1.63
          Extraordinary gain ..................              --                  --             0.37               --
                                                  -------------       -------------    -------------    -------------
          Net (loss) income....................   $      (1.41)       $        1.24    $      (2.06)    $        1.63
                                                  =============       =============    =============    =============
     Diluted
          (Loss) gain before extraordinary
             gain.............................    $      (1.41)       $        1.17    $      (2.43)    $        1.49
          Extraordinary gain..................              --                   --             0.37               --
                                                  -------------       -------------    -------------    -------------
          Net (loss) income....................   $      (1.41)       $        1.17    $      (2.06)    $        1.49
                                                  =============       =============    =============    =============


         Options outstanding during the three and nine months ended September 30, 1999 to purchase approximately 58,196 and 51,758 shares, respectively, of common stock were not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common stock during the period and, therefore, would be anti-dilutive. As a result of the net loss for the three and nine months ended September 30, 2000, options and warrants outstanding during this period were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

12.      Litigation
--       ----------

         The Company is engaged in various matters of litigation and has unresolved claims pending. While the amounts claimed are substantial and the ultimate outcome cannot be determined at this time, management believes that any damages payable by Point West Capital could be material to its operations and liquidity but not to its financial position. See "Other Information--Legal Proceedings."

         One such matter of litigation involves SocietyPool and a dispute between Point West Capital and two other members of SocietyPool. See "Other Information--Legal Proceedings." In connection with the SocietyPool litigation, the Company does not believe that two of the other members of SocietyPool are entitled to the requested relief. Nevertheless, Point West Capital cannot predict whether or to what extent this matter will affect Point West Capital's decision to invest additional funds in SocietyPool, Point West Capital's role or ownership percentage in SocietyPool, the control of SocietyPool and its assets, SocietyPool's financial condition, or the continuing consolidation of SocietyPool's assets and liabilities with those of Point West Capital and its other consolidated entities.

13.      Segment Reporting
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

         The following tables present summary results from segments for and financial positions as of the three months ended September 30, 2000 and 1999.



                                                    Three Months Ended September 30, 2000
                            ----------------------------------------------------------------------------------------

                                                                     Viatical
                                                                     --------
                                  Ventures         Allegiance       Settlements(1)         Other             Total
                                  ---------       -----------       -------------          -----             -----
Interest income......        $      48,360      $    710,507         $         --       $     32,286      $     791,153
Net loss on
securities   ........          (2,692,496)               --                    --                 --        (2,692,496)
Other income .........                  --             6,010               54,000                 54             60,064
                               ------------      ------------        ------------        ------------      ------------
Total (loss) income .          (2,644,136)           716,517               54,000             32,340        (1,841,279)
Interest expense......             127,575           614,199                   --                 --            741,774
Depreciation and
   amortization.......              14,375            19,233                   --              5,808             39,416
Contributed net
(loss) income (2)....        $ (2,788,683)     $   (867,713)        $      54,000       $ (1,121,749)      $ (4,724,145)
                             =============      =============        =============       =============    =============
Identifiable assets...       $ 16,936,901      $  35,029,759         $ 31,186,075       $  7,350,071      $  90,502,806
                             =============      =============        =============       =============    =============





                                                    Three Months Ended September 30, 1999
                            ----------------------------------------------------------------------------------------

                                                                     Viatical
                                                                     --------
                                  Ventures         Allegiance       Settlements(1)         Other             Total
                                  ---------       -----------       -------------          -----             -----
Interest income......        $      475,996     $    517,361         $     19,488      $      61,393      $   1,074,238
Net gain on
securities   ........             3,499,686              --                    --          2,447,037          5,946,723
Other income (3)......                   --           10,000               99,052              9,134            118,186
                               ------------      ------------        ------------        ------------      ------------
Total income..........            3,975,682          527,361              118,540          2,517,564          7,139,147
Interest expense......               52,478          381,036              879,651                 --          1,313,165
Depreciation and
   amortization.......                7,500           67,819               58,720              2,258            136,297
Income tax expense
 (2) .................                   --         (30,380)                   --          (516,885)          (547,265)
Contributed net
 income (loss) (2)....       $    3,912,443    $   (156,166)         $  (884,027)       $  1,290,956      $   4,163,206
                               =============     =============      =============       =============     =============
Identifiable assets...       $   20,791,042    $  29,915,252         $ 33,962,584       $ 10,410,243    $    95,079,121
                               =============     =============      =============       =============     =============


         The following tables present summary results from segments for and financial positions as of the nine months ended September 30, 2000 and 1999.




                                                                 Nine Months Ended September 30, 2000
                               ---------------------------------------------------------------------------------------

                                                                      Viatical
                                 Ventures          Allegiance      Settlements (1)         Other             Total
                                 ---------         ----------      ---------------         -----             -----
Interest income......           $ 1,420,214       $ 2,388,887       $        6,818      $    145,507      $   3,961,426
Net loss on securities
   ...........                  (5,525,865)                --                   --                --         (5,525,865)
Other income .........               2,093              9,198              151,242            12,966            175,499
                                ------------      ------------        ------------      ------------       ------------
Total (loss) income..           (4,103,558)          2,398,085             158,060           158,473         (1,388,940)
Interest expense......             261,599           1,835,176             588,850                --          2,685,625
Depreciation and
   amortization.......              37,292             103,087                  --            13,508            153,887
Income tax
  (expense) benefit
(2).......................            (800)            (4,585)                  --         1,875,935          1,870,550
Extraordinary gain ..                   --                  --           1,242,003                --          1,242,003
Contributed net (loss)
   income (2)....               $ (4,429,057)    $ (1,896,265)       $     677,774       $(1,261,309)    $   (6,908,857)
                                  ===========      ===========         ===========       ===========        ===========
Identifiable assets....         $  6,936,901     $  35,029,759       $  31,186,075       $ 7,350,071     $   90,502,806
                                  ===========      ===========         ===========       ===========        ===========



                                                                 Nine Months Ended September 30, 1999
                                 ----------------------------------------------------------------------------------------

                                                                      Viatical
                                 Ventures          Allegiance      Settlements (1)        Other             Total
                                 --------          ----------      ---------------        -----             -----
Interest income......           $  795,579       $   1,109,725      $      65,178        $  174,227      $ 2,144,709
Net gain on
securities ...........           8,407,455                  --                 --         2,764,487       11,171,942
Other income (3)......              46,458              10,000            262,578           228,491          547,527
                                 ------------     ------------        ------------      ------------     -----------
Total income .........           9,249,492           1,119,725            327,756         3,167,205       13,864,178
Interest expense......             155,722             730,459          2,634,131                --        3,520,312
Depreciation and
   amortization.......              22,500             187,350            176,160             5,934          391,944
Income  tax   expense
   (2)........................       (800)            (43,880)              (800)         (519,285)        (564,765)
Contributed net income
   (loss) (2)....               $19,061,763      $   (346,432)      $ (2,765,830)      $  (528,623)     $  5,420,878
                                 ===========       ===========        ===========       ===========      ===========
Identifiable assets....         $20,791,042      $  29,915,252       $ 33,962,584      $ 10,410,243     $ 95,079,121
                                 ============      ===========       ============       ===========     ============



(1)  The  Viatical   Settlements  segment  includes  results  of  operations in connection with viatical settlements for DPFC and Point West Capital.
(2) Corporate overhead and income tax (expense) benefit are not generally allocated between segments and are included in the Other segment.
(3)  Reflects "Other" and "Earned discounts on matured policies."

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       ------------------------------------

         The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 2000, and of the results of operations for the Company for the three and nine months ended September 30, 2000 and 1999, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

Overview
--------

         Point West Capital is a specialty financial services company. The Company's financial statements consolidate the assets, liabilities and operations of Ventures, Allegiance, DPFC, SocietyPool and PWS. Point West Capital is currently involved in litigation with two other members of
SocietyPool that may result in Point West Capital no longer consolidating the assets, liabilities, and operations of SocietyPool. If Point West Capital were required to discontinue consolidation of SocietyPool, the Company would show an investment in SocietyPool at lower of cost or market and would not show expenses of SocietyPool. See Note 12 of the Condensed Notes to Consolidated Financial Statements and "Other Information--Legal Proceedings." See the Form 10-K and Condensed Notes to Consolidated Financial Statements (contained herein) for further information regarding these entities.

         During 1997, the Company expanded its financial services business through the operations of Ventures, which makes loans to and invests in small businesses that are generally focused in the areas of e-commerce, Internet and telecommunications; and Allegiance, which lends to funeral home and cemetery owners. During 1998, the Company formed PWS, a broker-dealer licensed by the NASD. On May 8, 2000, the Company formed SocietyPool. SocietyPool was formed to develop and pursue a new financial product. It is still in the development stage. In connection with the principal business activity of the Company through February 1997 (which was to provide viatical settlements for terminally ill persons), Point West Capital continues to service the life insurance policies held by its wholly-owned special purpose subsidiary, DPFC. See Note 6 of the Condensed Notes to Consolidated Financial Statements. See the Form 10-K for further information regarding the Company's former principal business activity.

         At present, Allegiance's credit facility expires December 15, 2000. See "Liquidity and Capital Resources." Allegiance is evaluating plans to continue to grow its commercial lending business, but it appears that at least in the short run it will cease originating loans. In addition, Ventures may be unable to continue to grow its business. See Note 9 of the Condensed Notes to Consolidated Financial Statements and "Liquidity and Capital Resources."

         Information regarding the revenues, contributed income (loss) and identifiable assets for each of the Company's business segments is contained in
Note 13 of the Condensed Notes to Consolidated Financial Statements.

         The Company continually evaluates new business opportunities. In May 2000, Point West Capital provided $1.8 million to fund SocietyPool's proposed new product and business plan. On August 19, 2000, Point West Capital contributed an additional $1 million to SocietyPool. A dispute involving Point West Capital and two of the other members of SocietyPool is currently the subject of litigation. See Note 12 of the Condensed Notes to Consolidated Financial Statements and "Other Information--Legal Proceedings." This proceeding may affect the Company's decisions concerning the additional funding of SocietyPool and, thus, its ownership percentage, and may also affect SocietyPool's financial condition. Ventures, Allegiance and PWS, whose business activities are described below, may or may not be indicative of the types of business opportunities the Company will continue to pursue. No assurance can be given that the Company will be successful in becoming a broad-based specialty financial services company or that any such enterprise will be successful. The Company is seeking advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses. See "Considerations Under the Investment Company Act of 1940."

Results of Operations for the Company
-------------------------------------

         Total (Loss) Income. Total loss was $1.8 million during the three months ended September 30, 2000 compared to total income of $7.1 million during the three months ended September 30, 1999. The total loss during the three months ended September 30, 2000 was primarily due to a $2.7 million net loss on securities related to Ventures. In addition, total income decreased in the third quarter of 2000 due to a $428,000 decrease in interest income related to Ventures as a result of Ventures having fewer debt securities for which it received warrants in the third quarter of 2000 compared to the third quarter of 1999. See "Results of Operations by Segment--Ventures--Three and Nine Months Ended September 30, 2000 Compared to the Three and Nine Months Ended September 30, 1999--Net (Loss) Gain on Securities." Total loss was $1.4 million during the nine months ended September 30, 2000 compared to total income of $13.9 million during the nine months ended September 30, 1999. The total loss during the nine months ended September 30, 2000 was primarily due to a $5.5 million net loss on securities related to Ventures. Offsetting the decrease during the nine months ended September 30, 2000 was a $1.8 million increase in interest income primarily related to an increase in loans held by Allegiance and a warrant received in connection with one of Ventures' debt securities.

         Total Expenses. Total expenses increased 20.8% to $2.9 million during the three months ended September 30, 2000 from $2.4 million during the three months ended September 30, 1999. This increase was primarily due to a $1.1 million increase in general and administrative expenses (attributable to a $700,000 loss incurred in connection with a loan previously held by Allegiance described below, and $304,000 in organizational and research expenses related to SocietyPool). In addition, total expenses increased due to a $233,000 increase in interest expense related to borrowings by Allegiance. Offsetting the increase during the three months ended September 30, 2000 was an $880,000 decrease in interest expense related to DPFC. See "Results of Operations by Segment--Viatical Settlements--Certain Accounting Implications for DPFC." Total expenses increased 8.9% to $8.6 million during the nine months ended September 30, 2000 from $7.9 million during the nine months ended September 30, 1999. This increase was primarily due to a $1.3 million increase in general and administrative expenses (attributable to a $1.3 million loss incurred in connection with a loan previously held by Allegiance, which was the subject of litigation and settled in the third quarter of 2000 (see Note 12 of the Condensed Notes to Consolidated Financial Statements and "Other Information--Legal Proceedings") and $783,000 in royalty fees and organizational and research expenses related to SocietyPool). An additional $1.1 million of interest expense related to borrowings by Allegiance, and a $574,000 increase in compensation and benefits due primarily to additional employees and secondarily to salary increases also contributed to the increase in total expenses. Offsetting the increase in total expenses during the nine months ended September 30, 2000 was a $2.0 million decrease in interest expense related to DPFC and $945,000 of litigation expense recorded in the second quarter of 1999 reflecting the amount of the then proposed settlement arrangement of the federal class action and state alleged class action lawsuits not covered by insurance. The court approved the settlement of these lawsuits in February 2000.

         Extraordinary Gain. In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company recognized an extraordinary gain on a troubled debt restructuring in the amount of $1.2 million, net of income taxes of $822,000, in March 2000 in connection with the DPFC Agreement described in Notes 6 and 8 of the Condensed Notes to Consolidated Financial Statements. As a result of the DPFC Agreement, the

Company reduced the outstanding principal amount of the Securitized Notes in the consolidated balance sheet as of March 31, 2000 by $2.1 million to $36.4 million (which equaled the face value of the life insurance policies and restricted cash held by DPFC as of that date) and recognized income in a like amount. See "Results of Operations by Segment--Viatical Settlements--Certain Accounting Implications for DPFC."

Results of Operations by Segment
--------------------------------

     Ventures
     --------

         Accounting Considerations

         Beginning in 1999, because of the volatility of Internet and Internet related stocks, Point West Capital shorted stocks of certain competitors of one of the investments held by Ventures. The effect of those hedging activities was reflected in the Company's consolidated statement of operations during the three months ended March 31, 1999. During 2000, no such hedges were in place. The Company recognized a $317,000 gain in connection with such hedging activities during the first quarter of 1999. See "Item 3 -- Quantitative and Qualitative Disclosures About Market Risk."

         Three and Nine Months Ended September 30, 2000 Compared to the Three and Nine Months Ended September 30, 1999

         Interest Income. Interest income decreased to $48,000 during the three months ended September 30, 2000 from $476,000 during the three months ended September 30, 1999. This decrease was primarily due to $383,000 of interest income recognized during the three months ended September 30, 1999 as a result of a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures' loans. Interest income increased to $1.4 million during the nine months ended September 30, 2000 from $796,000 during the nine months ended September 30, 1999. This $604,000 increase was primarily due to a $475,000 increase in interest income recognized during the nine months ended September 30, 2000 as a result of a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures' debt securities, and secondarily due to higher cash balances held by Ventures.

         Net (Loss) Gain on Securities. Net loss on securities was $2.7 million during the three months ended September 30, 2000 compared to a net gain on securities of $3.5 million during the three months ended September 30, 1999. Net loss on securities was $5.5 million during the nine months ended September 30, 2000 compared to a net gain on securities of $8.4 million during the nine months ended September 30, 1999. The net loss on securities during the three and nine months ended September 30, 2000 was primarily the result of the write-down or write-off of impaired investments. The write-downs or write-offs were a result of deterioration of growth prospects for some companies and the uncertainty that such companies will be able to raise additional capital in light of the market downturn related to Internet and other technology stocks. Ventures determined that an aggregate $2.7 million investment in the securities of seven different companies was impaired at September 30, 2000, and therefore wrote-down the cost of such investments during the three months ended September 30, 2000. Ventures determined that an aggregate $3.9 million investment in the securities of four different companies was impaired at June 30, 2000, and therefore wrote-down the cost of such investments during the three months ended June 30, 2000. Ventures determined that a $750,000 investment in non-marketable securities of one company was impaired at March 31, 2000, and therefore wrote-off the entire $750,000 carrying value of that investment during the three months ended March 31, 2000. Such write-downs or write-offs were substantially larger than those in 1999. During the nine months ended September 30, 1999, a $535,000 investment in the security of one company was written-off. The Company does not write-down or write-off, through the consolidated statement of operations, any investments it considers to be temporarily impaired.

         Interest Expense. Interest expense increased to $128,000 during the three months ended September 30, 2000 from $52,000 during the three months ended September 30, 1999 and to $262,000 during the nine months ended September 30, 2000 from $156,000 during the nine months ended September 30, 1999 due to an increase in funds borrowed from the SBA in May 2000. During the three and nine months ended September 30, 2000, the weighted-average interest rate on the funds borrowed from the SBA was 7.8% and 7.5%, respectively, and the weighted-average borrowings were $6.5 million and $4.6 million, respectively, compared to the weighted-average interest rate of 6.9% and weighted-average borrowings of $3.0 million during the three and nine months ended September 30, 1999.

     Allegiance
     -----------

         Accounting Considerations

         In connection with the Allegiance Financing, Point West Capital agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. To date, Point West Capital has been required to make immaterial payments. The amount of additional cash, if any, to be provided is a function of several variables including the monthly LIBOR interest rate and the outstanding balance of one of the Allegiance Financing revolving certificates.

         At December 31, 1999 one loan was in default and on non-accrual status. In October 1999, Allegiance brought an action seeking to collect on this loan and the defendants counterclaimed. In September 2000, Allegiance settled this litigation. Allegiance incurred total losses of $1.3 million which are reflected in other general and administrative expenses in the consolidated statement of operations for the nine month period ended September 30, 2000. Allegiance also owns two funeral homes valued at $850,000 as a result of this settlement. Allegiance is now operating these two funeral homes and is in the process of attempting to sell its ownership interest in them. See Note 12 of the Condensed Notes to Consolidated Financial Statements and "Other Information--Legal Proceedings" for a further explanation of this litigation and settlement. At September 30, 2000, two other loans held by Allegiance were in default and on non-accrual status. Based on appraisals of the collateral securing these loans and on bids for the funeral homes Allegiance is in the process of attempting to sell, management believes that Allegiance will not incur further material losses in connection with such loans and funeral homes.

         For information regarding accounting for the loans held by Allegiance and the Allegiance Financing and loan levels, see Notes 5 and 7 of the Condensed Notes to Consolidated Financial Statements.

         Three and Nine Months Ended September 30, 2000 Compared to the Three and Nine Months Ended September 30, 1999

         Interest Income. Interest income increased to $711,000 during the three months ended September 30, 2000 from $517,000 during the three months ended September 30, 1999 and to $2.4 million during the nine months ended September 30, 2000 from $1.1 million during the nine months ended September 30, 1999, due primarily to increased lending activity by Allegiance. During the three and nine months ended September 30, 2000, the weighted-average interest rate earned on the loans was 8.1% and 8.6% and the weighted-average principal amounts outstanding were $36.0 million and $35.3 million, respectively, compared to the weighted-average interest rate of 8.8% and the weighted-average principal amounts outstanding of $22.6 million and $16.1 million, respectively, during the three and nine months ended September 30, 1999. The weighted-average interest rate calculations for the three and nine months ended

September 30, 2000 include the effect of two loans in the aggregate principal amount of $3.9 million, which were in default and on non-accrual status. At present, Allegiance's credit facility expires December 15, 2000. If Allegiance is not able to replace or extend the current facility, Allegiance will not be able to grow its business. This inability would adversely affect interest income levels in future periods. See "Liquidity and Capital Resources."

         Interest Expense. Interest expense increased to $614,000 during the three months ended September 30, 2000 from $381,000 during the three months ended September 30, 1999 and to $1.8 million during the nine months ended September 30, 2000 from $730,000 during the nine months ended September 30, 1999 as a result of increased borrowings under the Allegiance Financing. During the three and nine months ended September 30, 2000, the weighted-average interest rate under the Allegiance Financing was 8.5% and the weighted-average borrowings were $29.1 million and $28.9 million, respectively, compared to the weighted-average interest rate of 7.6% and weighted-average borrowings of $16.5 million and $11.5 million, respectively, during the three and nine months ended September 30, 1999. At present, Allegiance's credit facility expires December 15, 2000. If Allegiance is not able to replace or extend the current facility, interest expense is not expected to increase in future periods.

         Compensation and Benefits. Compensation and benefits increased $16,000 to $82,000 during the three months ended September 30, 2000 from $66,000 during the three months ended September 30, 1999 and $103,000 to $284,000 during the nine months ended September 30, 2000 from $181,000 during the nine months ended September 30, 1999. This increase resulted from the hiring of additional employees in the second half of 1999 to support Allegiance's lending activities.

         Other General and Administrative Expenses. Other general and administrative expenses increased $731,000 to $869,000 during the three months ended September 30, 2000 from $138,000 during the three months ended September 30, 1999 and $1.8 million to $2.1 million during the nine months ended September 30, 2000 from $323,000 during the nine months ended September 30, 1999. This increase was due primarily to a $1.3 million loss incurred during the nine months ended September 30, 2000 ($700,000 of which was incurred during the three months ended September 30, 2000) in connection with a defaulted loan previously held by Allegiance, which was the subject of litigation and settled in the third quarter of 2000. See "Allegiance--Accounting Considerations," Note 12 of the Condensed Notes to Consolidated Financial Statements and "Other Information--Legal Proceedings."

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

         In March 2000, the Company and the Noteholders entered into the DPFC Agreement pursuant to which the Noteholders will provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital will continue to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See "Results of Operations for the Company--Extraordinary Gain."

         As a result of the DPFC Agreement, the Company will not recognize any future gain or loss related to DPFC until the Noteholders purchase the DPFC stock or DPFC is liquidated pursuant to the DPFC Agreement. The Company expects to recognize a pre-tax gain in an amount approximately equal to the $4.6 million accumulated deficit of DPFC upon the occurrence of either of these events. Additionally, when the DPFC stock is purchased or DPFC is liquidated, the Company will have income tax liability associated with the gain from debt forgiveness. The Company will be able to use the carryforward losses from DPFC to offset such liability, unless the carryforward losses have been previously utilized. Since March 2000 the Company has been and through June 2002 will continue to recognize the $18,000 monthly servicing fee paid to Point West Capital as other income in the consolidated statement of operations.

         The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any cash flow deficiencies thereunder.

         Three and Nine Months Ended September 30, 2000 Compared to the Three and Nine Months Ended September 30, 1999

         Interest Income. DPFC did not recognize any interest income during the three months ended September 30, 2000 and will not recognize any interest income in any future period. See "Certain Accounting Implications for DPFC." DPFC recognized interest income in the amount of $19,000 for the three months ended September 30, 1999. Interest income declined to $7,000 during the nine months ended September 30, 2000 from $65,000 during the nine months ended September 30, 1999, as a result of the DPFC Agreement.

         Earned Discounts on Matured Policies. DPFC did not recognize any earned discounts on matured policies during 2000 and will not recognize any earned discounts in any future period. See "Certain Accounting Implications for DPFC." Earned discounts on matured polices was $76,000 and $187,000 during the three and nine months ended September 30, 1999, respectively. During the three months ended September 30, 2000, four policies matured with a face value of $389,000, compared to eleven policies with a face value of $783,000 during the three months ended September 30, 1999. During the nine months ended September 30, 2000, 24 policies matured with a face value of $1.2 million, compared to 35 policies with a face value of $2.2 million during the nine months ended September 30, 1999. As of September 30, 2000, the Company held 440 policies with an aggregate carrying value of $30.9 million (comprised of "matured policies receivable," "purchased life insurance policies" and a portion of "other assets") and an aggregate face value of $35.9 million. All of the "matured policies receivable" and "purchased life insurance policies" are pledged as security for the Securitized Notes.

         Interest Expense. As a result of the DPFC Agreement, DPFC has not recognized any interest expense related to the Securitized Notes subsequent to February 28, 2000 and will not recognize interest expense related to the Securitized Notes in future periods. DPFC did not recognize any interest expense for the three months ended September 30, 2000 compared to $880,000 for the three months ended September 30, 1999. See "Certain Accounting Implications for DPFC." Interest expense declined to $589,000 during the nine months ended September 30, 2000 (attributable to January and February 2000) from $2.6 million during the nine months ended September 30, 1999.

         Other General and Administrative Expenses. DPFC did not recognize any general and administrative expenses for the three months ended September 30, 2000 and will not recognize any general and administrative expenses in any future period. See "Certain Accounting Implications for DPFC." DPFC recognized other general and administrative expense in the amount of $64,000 for the three months ended September 30, 1999. Other general and administrative expenses declined to $133,000 during the nine months ended September 30, 2000 from $283,000 during the nine months ended September 30, 1999 as a result of the DPFC Agreement.

     Other
     -----

         The Other segment includes operating results for Point West Capital, SocietyPool and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the Other segment and has not been allocated. Activities for PWS were immaterial during the three and nine months ended September 30, 2000 and 1999.

         Three and Nine Months Ended September 30, 2000 Compared to the Three and Nine Months Ended September 30, 1999

         Interest Income. Interest income decreased to $32,000 during the three months ended September 30, 2000 from $61,000 during the three months ended September 30, 1999 and to $146,000 during the nine months ended September 30, 2000 from $174,000 during the nine months ended September 30, 1999, primarily due to a decrease in cash balances.

         Net (Loss) Gain on Securities. Point West Capital recognized a $2.4 million gain in the third quarter of 1999 in connection with the sale of one of its investments. Point West Capital did not realize any gains or losses on the sale of investments during the three and nine months ended September 30, 2000. In addition, Point West Capital recognized a $317,000 gain in the first quarter of 1999 in connection with hedging activities of Internet related stocks. See "Item 3--Quantitative and Qualitative Disclosures About Market Risk." There were no hedging activities during the nine months ended September 30, 2000.

         Other Income. Other income was immaterial for the three months ended September 30, 2000 and 1999, and declined 94.3% to $13,000 during the nine months ended September 30, 2000 from $228,000 during the nine months ended September 30, 1999, as a result of a decline in fees received by PWS for investment banking services. The amount and timing of these services in future periods cannot be predicted because of the limited operations of PWS.

         Compensation and Benefits. Compensation and benefits increased 9.8% to $570,000 during the three months ended September 30, 2000 from $519,000 during the three months ended September 30, 1999 due primarily to the hiring of additional employees in 2000 to support SocietyPool's development and investigation of a new financial product. Compensation and benefits increased 41.7% to $1.7 million during the nine months ended September 30, 2000 from $1.2 million during the nine months ended September 30, 1999. This increase was due primarily to the hiring of additional employees in 2000 to support SocietyPool's development and investigation of a new financial product and secondarily to an increase in salaries for existing Point West Capital employees in 2000. At present, Society Pool has no employees. As a result, compensation and benefits should decrease in the fourth quarter of 2000.

         Other   General  and   Administrative   Expenses.   Other  general  and
administrative expenses increased to $578,000 during the three months ended September 30, 2000 from $188,000 during the three months ended September 30, 1999. This increase was primarily due to $304,000 in organizational, research and legal expenses related to SocietyPool. Other general and administrative expenses decreased

20.0% to $1.6 million during the nine months ended September 30, 2000 from $2.0 million during the nine months ended September 30, 1999 primarily due to the $945,000 of litigation expense recorded in the second quarter of 1999 reflecting the amount of the then proposed settlement arrangement of the federal class action and state alleged class action lawsuits not covered by insurance. The court approved the settlement of these lawsuits in February 2000. In addition, other general and administrative expenses decreased during the nine months ended September 30, 2000 due to a $140,000 write-off of a loan during the second quarter of 1999. Offsetting such decrease was $783,000 in expenses related to SocietyPool. At present, Point West Capital is involved in litigation with two other members and former employees of SocietyPool. Other general and administrative expenses may increase in future periods as a result of increased legal expenses in connection with such litigation. See Note 12 of the Condensed Notes to Consolidated Financial Statements and "Other Information--Legal Proceedings."

Liquidity and Capital Resources
-------------------------------

     Point West Capital, SocietyPool and PWS

         At present, neither Point West Capital, SocietyPool nor PWS has an external funding source from which to fund its working capital and general corporate needs. During the nine months ended September 30, 2000, the Company supported the operations of Point West Capital, SocietyPool and PWS primarily from existing cash balances. In prior periods, the Company generated cash primarily from sales proceeds of investment securities and life insurance policies. The Company used the cash to grow its businesses. At September 30, 2000, Point West Capital, SocietyPool and PWS' cash and cash equivalents were $3.3 million. Cash and cash equivalents as of September 30, 2000 include $2 million held by SocietyPool. SocietyPool is the subject of a bankruptcy petition. While the petition is pending, the Company will not have access to SocietyPool's assets. See Note 12 of the Condensed Notes to Consolidated Financial Statements and "Other Information--Legal Proceedings." The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop the businesses of Ventures, Allegiance, SocietyPool and PWS, and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940." Assuming the Company determines additional funds are needed, there can be no assurance that it will be successful in obtaining external financing on satisfactory terms or at all. The Company at present anticipates having sufficient liquidity to meet the working capital and operational needs of Point West Capital, SocietyPool and PWS through June 30, 2001, using current cash and cash equivalents, proceeds from sales of investment securities and distributions from Ventures.

     Ventures

         Ventures' activities have generally been supported by capital contributions from Point West Capital, by the sale of investments, by loans from the SBA and the repayment by obligors of loans. Point West Capital has contributed $5.8 million to Ventures since inception, and during 2000 Ventures distributed $4 million to Point West Capital. During 1999, Ventures generated $21.3 million of cash proceeds (net of commissions) from the sale of securities and repayment of loans. During the nine months ended September 30, 2000, Ventures generated $5.3 million of cash proceeds (net of commissions) from the sale of securities and repayment of loans. At September 30, 2000, Ventures' cash and cash equivalents were $3.2 million.

         Ventures has an SBA debenture license and, therefore, may be permitted, based on capital contributions by Point West Capital and realized gains on the sale of securities, to borrow up to $16.6 million from the SBA, subject to complying with SBA requirements. As of September 30, 2000, Ventures had outstanding commitments from the SBA to borrow an additional $6.0 million. Any borrowings bear interest at the rate for ten years debentures issued by Small Business Investment

Companies and funded through public certificates bearing the SBA's guarantee. Interest is payable semi-annually. In addition, there is a leverage and underwriting fee of 3.5% and a fee of 1% per annum on the outstanding amount of debt. In July 1998, Ventures borrowed $3.0 million from the SBA and on May 24, 2000, Ventures borrowed an additional $3.5 million.

         Ventures may not have sufficient liquidity, at least in the short term, to grow its business. Ventures may not be able to access additional debt from the SBA as a result of Venture's failure to originate a sufficient amount of debt investments. At present, Ventures has no material debt investments outstanding and, since inception of the SBA borrowings, has made relatively few debt investments. As a result, the SBA could prevent further borrowings by Ventures and could also accelerate the payment of the outstanding debentures because of a failure to comply with applicable SBA debt/equity requirements, although the SBA has not indicated any intention to do so. In addition, because of laws and regulations regarding the Investment Company Act of 1940 (the "1940 Act"), the Company may be required to restrict Ventures' growth or dispose of investments in order to avoid registration under the 1940 Act at some time in the future. See "Considerations Under the Investment Company Act of 1940."

     Allegiance

         As of September 30, 2000, Point West Capital had invested $8.0 million in Allegiance Capital. In August 1998, Allegiance arranged the Allegiance Financing. The Allegiance Financing expires December 15, 2000. Allegiance has no current source of funding available to make additional loans after December 15, 2000 and, as a result, no current ability to continue to grow its business. See
Note 7 to the Condensed Notes to Consolidated Financial Statements. Allegiance is evaluating its future plans and is unable to determine its operations in future periods.

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

Considerations Under the Investment Company Act of 1940
--------------------------------------------------------

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

         There are also various percentages of assets and income tests and other subjective tests under the 1940 Act and related rules that are relevant in considering whether a company is deemed to be an investment company.

         Although the Company believes that it should not be deemed to be an investment company, it is possible that it could be deemed one in the near future as a result of the following:

         *        A  decline  in  the   Company's   non-investment   activities,
                  including  a  decrease  in   Allegiance's   loan   origination
                  activities and DPFC's future servicing activities;

         * The Company has been unable to commence or acquire other complementary financial services businesses as rapidly as it had hoped;

         * The success of Ventures, which holds a number of investment securities; and

         *        The success of other investments by the Company.

         The majority of investment securities held by the Company have been acquired since January 1998. As those investment securities increased substantially in value, beginning in 1999, Ventures sold some of its investments in part to address issues under the 1940 Act. The Company has realized substantial gains in connection with the sales of some of these investments. The proceeds of these sales have been invested in U.S. government securities pending final use, which has included further investments by Ventures.

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

         *    Continuing to expand Allegiance's commercial lending business; and

         * Continuing to dispose of investment securities and/or restricting the growth of Ventures' business. Although the Company intends to continue Ventures' investment activities, the Company does not intend to contribute more capital to Ventures.

Growth of New Operating Businesses

         The Company continues to seek advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses that do not involve investment securities. Although the Company intends to pursue businesses that are complementary to the Company's current businesses, these businesses may not necessarily involve financial services. These businesses will be operating entities that do not own, trade or hold any significant amount of investment securities. The Company may not find any suitable businesses to acquire or develop on terms acceptable to the Company. In addition, the Company may not be able to successfully integrate the operations of any new businesses. Finally, any new businesses may not contribute positively to the Company's financial condition or results of operations.

Continuing the Growth of Allegiance

         The Company is evaluating its plans to continue to grow the commercial lending business of Allegiance. However, the growth of Allegiance is dependent on the market's acceptance of the product offerings and services of Allegiance, Allegiance's continued ability to raise financing for its activities,

Allegiance's ability to find suitable creditworthy borrowers and competitive pressures in the lending industry.

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

Forward Looking Statements
--------------------------

         This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to (1) the amount derived from the sale of two funeral homes now owned by Allegiance as a result of a litigation settlement reached in the third quarter of 2000, (2) the amount of any loss experienced in connection with two loans made by Allegiance that are in default, (3) sufficiency of the Company's liquidity and capital resources (see "Liquidity and Capital Resources"), (4) the Company's ability to continue not being subject to registration and regulation under the 1940 Act (see "Considerations Under the Investment Company Act of 1940"), (5) amounts of additional cash to be contributed to Allegiance Trust I, (6) Ventures' ability to borrow funds from the SBA (see "Liquidity and Capital Resources"), (7) SocietyPool's development and offering of a new type of financial product and (8) management's belief that the Former CEO or the Former Special Consultant is not entitled to the relief requested in its action against Point West Capital (see "Other Information--Legal Proceedings"). Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) Allegiance's ability to realize upon liquidation the value attributed to the two funeral homes now owned by Allegiance, (2) Allegiance's ability to foreclose on the collateral and realize an amount on foreclosure at least equal to the carrying value of two Allegiance loans which are currently in default, (3) the results of the Company's consideration of strategic options and any costs associated with a chosen option, (4) availability and cost of capital,
(5) the factors described under "Considerations Under the Investment Company Act of 1940," (6) increases in the LIBOR rate and future amounts outstanding under the Class A-R revolving certificates, (7) Ventures' ability to access more SBA debt, (8) Ventures' ability to originate a sufficient amount of investments that qualify for financing under the SBA regulations and (9) the outcome of the litigation relating to SocietyPool and the viability of and the market's acceptance of SocietyPool's new financial product.

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

         During 1999, the Company hedged a position it held in an Internet service provider and realized a $317,000 gain in connection with such hedging activity. At September 30, 2000 no hedges were in place. However, the Company may hedge certain positions in the future.

         The table below represents principal cash flows and weighted-average interest rates for the Allegiance loans outstanding at September 30, 2000:



                                 2000          2001           2002           2003           2004         Thereafter
                                 ----          ----           ----           ----           ----         ----------


Fixed rate loans (1)(2)      $  158,530    $  825,846    $  909,704      $1,002,103     $1,103,917     $25,862,041
Average interest
     rates (1)                   9.7%          9.7%           9.7%           9.7%           9.7%            9.7%



(1) The principal cash flows for fixed rate loans and average interest rates do not include two defaulted loans.
(2) The Company hedges its interest rate exposure related to the loans made by Allegiance because the interest rate at which Allegiance anticipates issuing term certificates in connection with the extension of the Allegiance Financing will be set in the future at some point. Allegiance utilizes futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of such term certificates. At present, Allegiance has no open hedges.



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

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

         (a) SocietyPool Matters
         -----------------------

         In May 2000, Point West Capital and three individuals formed SocietyPool. SocietyPool was formed to develop and pursue a new financial product. It has not commenced any operations, as such. Point West Capital is a member and manager of SocietyPool with 51% voting and economic interests. There are three other members. One is the former chief executive officer (the "Former CEO") of SocietyPool with a 15.67% voting interest and a 15.44% economic interest. Another is a former special consultant (the "Former Special Consultant") of SocietyPool and owns 33.33% voting interest and a 28.66% economic interest. The third has a 4.90% economic interest and no voting interest.

         Point West Capital provided $1.8 million in May 2000 to fund SocietyPool's proposed new product and business plan. In July 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital. The claim sought emergency relief on issues relating to the control and management of SocietyPool and its assets. The emergency relief was denied. In July 2000, the Former CEO resigned as such claiming that certain actions of Point West Capital which are at issue in the arbitration constituted constructive termination of his employment. In August 2000, the Former CEO filed an action in arbitration seeking a declaration that he was constructively terminated. Also in August 2000, SocietyPool terminated the Former Special Consultant for cause and
         Point West Capital filed an answer, affirmative defenses and counterclaim against the Former Special Consultant and Former CEO and a third-party complaint against the Former CEO.

         In August  2000,  the  Former  CEO and the  Former  Special  Consultant
         delivered a "management report" to Point West Capital which they contend triggered Point West Capital's option under SocietyPool's Operating Agreement to contribute an additional $1 million to SocietyPool. Although Point West Capital believes that the "management report" was prepared and submitted in bad faith, in order to protect its and SocietyPool's rights and interests, Point West Capital contributed $1 million in August 2000 to SocietyPool as a contribution pursuant to SocietyPool's Operating Agreement. The Former CEO and Former Special Consultant have asserted that the contribution did not comply with the Operating Agreement and further alleged that, as a result, Point West Capital ceased being the manager of SocietyPool and that Point West Capital's voting and economic interests in SocietyPool were reduced to 15.67%. They have further alleged that they are the majority owners of SocietyPool and that one is the manager of SocietyPool. They then filed a petition in bankruptcy court (In Re:
         SocietyPool.com, LLC, No. 11-00-14735 MA) on behalf of SocietyPool in September 2000. Point West Capital filed a motion to dismiss the bankruptcy petition, which is scheduled to be heard in November 2000. Management of Point West Capital believes that the claims of the other two members of SocietyPool are without merit and that the bankruptcy petition was fraudulently filed. Pending resolution of the bankruptcy action, the actions in arbitration have been stayed.

         The outcome of these matters cannot be determined at this time; however, the Company does not believe that the Former CEO or the Former Special Consultant is entitled to the requested relief in arbitration or to have filed the bankruptcy petition. Point West Capital cannot predict whether or to what extent this matter will affect Point West Capital's decision to invest additional funds in SocietyPool, Point West Capital's role or ownership percentage in SocietyPool, the control of SocietyPool and its assets, SocietyPool's financial condition, or the continuing consolidation of

         SocietyPool's assets and liabilities with those of Point West Capital and its other consolidated entities.

         (b)  Allegiance Matters
         -----------------------

         In October 1999, Allegiance brought an action in the District Court of Webb County, Texas seeking to collect on a defaulted loan with an outstanding principal balance of $2.1 million. In response to the lawsuit, on October 29, 1999, the defendant borrowers filed a counterclaim against Allegiance and a third-party petition against an individual who is an officer of Allegiance. The counterclaim and the third-party petition alleged that Allegiance and the Allegiance officer committed fraud, conversion, deceptive trade practices, negligence, breach of fiduciary duty, negligent misrepresentation, conspiracy and other wrongful acts, and sought, among other things, compensatory and punitive damages (or cancellation of indebtedness), interest, fees and costs. The defendants had owned one funeral home and retained a consulting firm owned by the Allegiance officer to consult in the acquisition of two funeral homes and to assist in financing the acquisition. In the counterclaim and third-party petition, the defendants alleged, among other things, that (1) the Allegiance officer provided erroneous advice to the defendants, (2) the Allegiance officer failed to disclose his relationship with Allegiance and (3) Allegiance wrongfully exercised its rights in the collateral securing the defaulted loan. In September 2000, Allegiance, the Allegiance officer and the defendants settled the actions. Under the settlement agreement, Allegiance paid the defendants $150,000 and released its security interest in the defendants original funeral home, one of the three funeral homes securing the $2.1 million loan; the Allegiance officer made a cash payment to Allegiance of $50,000 and agreed to pay Allegiance $50,000 over three years; Allegiance acquired the ownership of the two additional funeral homes acquired with its loan proceeds; and all claims against all parties were dismissed. Allegiance is now operating those two funeral homes and is in the process of attempting to sell its ownership interest in those two funeral homes.

Item 5. Other Information
-------------------------

         (a)      NASDAQ Stock MarketSM ("NASDAQ")

                  On November 13, 2000, the Company received a notice from NASDAQ which indicated that, because of the recent decline in the price of the Company's Common Stock, the Company failed to meet one of the listing requirements of the NASDAQ National Market(R) ("NMS") to maintain a public float having a market value equal to at least $5 million. NASDAQ indicated that, if the Company did not satisfy such requirement by February 12, 2001, NASDAQ would issue a formal notice. At present the Company has approximately 2.1 million shares in the public float and does not know if it will satisfy such requirement. At present, the Company's desire is to maintain a listing for its Common Stock on the NMS, but it is possible that, not withstanding such desire, the Company's Common Stock will be delisted from the NMS. The Company believes that its Common Stock satisfies the listing requirements for the NASDAQ SmallCap Market(R) and may pursue such listing if the Common Stock is delisted from the NMS. Another alternative is for the Company's Common Stock to be traded on the NASDAQ OTC Bulletin Board(R) or delisted entirely.

         (b)      Annual Stockholders' Meeting

                  The Company has established May 8, 2001 as the date on which the Company's 2001 annual stockholders meeting ("The 2001 Meeting") will be held. Pursuant to the Company's Amended and Restated By-Laws, as amended on May 16, 2000 and described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, the Company must receive by December 15, 2000 any proposal of a stockholder intended to be presented at the 2001 Meeting and to be included in the Company's proxy, notice of meeting and proxy statement related to the Meeting pursuant to Rule 14a-8 under the Securities Act of 1934 ("The Exchange Act"). Proposals of stockholders submitted outside the process of Rule 14a-8 under the Exchange Act in connection with the 2001 Meeting ("Non-Rule 14a-8 Proposals") must be received by the Company by February 13, 2001 or such proposals will be considered untimely under the advance notice provisions of the Company's Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws, each as amended (the "Charter Documents"). The Company's proxy related to the 2001 Meeting will give discretionary authority to the proxy holders to vote with respect to all Non-Rule 14a-8 Proposals received by the Company after February 13, 2001. Any stockholder wishing to submit a proposal at the 2001 Meeting must also comply with certain other provisions of the Charter Documents. Notices of stockholder proposals should be directed to, and any request for a copy of the Charter Documents (which will be provided at no charge to any holder of the Company's Common Stock), should be directed to: Secretary, Point West Capital Corporation, 1700 Montgomery Street, Suite 250, San Francisco, California, 94111.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits:
                  Number           Description
                  ---------        -----------


                     27.1        Financial Data Schedule.

                     99.1        Press Release for Point West Ventures, L.P.


         (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

                        Date        Item Reported          Matter Reported
                        ----        -------------          ---------------

                  August 14, 2000      5            The   Company   issued   a
                                                    press   release regarding
                                                    its  results of  operations
                                                    for the second quarter of
                                                    2000.

                                   SIGNATURES
                                   ==========

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              POINT WEST CAPITAL CORPORATION



Dated:  November 16, 2000                       /s/ ALAN B. PERPER
                                              --------------------------------
                                              ALAN B. PERPER
                                              President
                                              (Duly Authorized Officer)




Dated:  November 16, 2000                       /s/ JOHN WARD ROTTER
                                              --------------------------------
                                              JOHN WARD ROTTER
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)