Form 10-K
POINT WEST CAPITAL CORP
filed 2001-03-14
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number 0-27736

POINT WEST CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3165263 (I.R.S. Employer Identification Number)
1700 Montgomery Street, Suite 250 San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

(415) 394-9467
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of February 21, 2001 was approximately $1,603,040.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 21, 2001 was 3,352,624.

Documents Incorporated by Reference:

The registrant’s definitive proxy statement (to be filed) related to its 2001 annual meeting of stockholders is incorporated by reference in Part III hereof.

POINT WEST CAPITAL CORPORATION

Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2000

i

Unless the context otherwise requires, all references to "Point West Capital" refer to Point West Capital Corporation and all references to the "Company" refer to Point West Capital Corporation and its consolidated entities.

PART I

ITEM 1- BUSINESS

Overview

                    The Company is a specialty financial services company with historic operations in four business segments: (i) small business loans and investments through Point West Venture Management, LLC ("Point West Management") and Point West Ventures, LP ("Point West Ventures"), (ii) loans to funeral homes and cemeteries through Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Allegiance Management Corp. ("Allegiance Management"), (iii) viatical settlements through Dignity Partners Funding Corp I ("DPFC") and (iv) other activities through Point West Capital, SocietyPool.com, LLC, a Delaware limited liability company ("SocietyPool") and Point West Securities, LLC ("PWS"). Information regarding the income, contributed net income (loss) and identifiable assets for each of the Company’s business segments is contained in Note 16 of the Notes to Consolidated Financial Statements included herein. References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

Recent Developments

                    During the fourth quarter of 2000, the Company engaged in substantially less new business activity and began reducing costs considerably. Ventures reduced significantly its number of new investments in the second half of 2000 as a result of volatility and uncertainty in the financial markets. In the fourth quarter of 2000, Ventures made only one investment in a new entity and provided additional capital to a limited number of existing portfolio companies. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." While this volatility and uncertainty in the financial markets continue, Ventures is assessing its future level of activities.

                    As a result of non-performing loans made by Allegiance, beginning in December 2000, Allegiance was unable to access further debt under the Allegiance Financing (as defined herein) during the final month of that facility. The Allegiance Financing expired in December 2000. Allegiance has no current source of funding available to make additional loans and, as a result, no current ability to continue to originate loans. Consequently, Allegiance suspended its loan origination activities, and began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable to convert to term loan certificates or otherwise repay $9.1 million of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving loan certificates increased by 1% per annum, effective February 15, 2001, to 10.5%. If Allegiance is unable to repay the revolving loan certificates by July 15, 2001, the Investors (as defined herein) could declare an event of default under the Allegiance Financing. In addition, if Allegiance is unable to resolve the non-performing loans by April 15, 2001, the Investors could declare an event of default under the Allegiance Financing. If the Investors were to declare an event of default, all amounts owed under the Allegiance Financing could be accelerated. Also as a result of non-performing loans, under the terms of the Allegiance Financing (1) neither Point West Capital nor Allegiance Capital is currently receiving payment for the servicing activities that it provides to Allegiance and (2) Allegiance Capital is not currently receiving any principal or interest payments under revolving or term certificates issued to Allegiance Capital under the Allegiance Financing. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Revolving and Term Certificates."

                    Allegiance is attempting to work out the non-performing loans and is hopeful that it will be given additional time beyond April 15, 2001 by the Investors to work out the non-performing loans. If the loans are worked out to the satisfaction of Allegiance and the Investors, the Company expects that payments to Point West Capital and Allegiance Capital for servicing activities and to Allegiance Capital under the debt certificates issued to Allegiance Capital will resume. There can be no assurance that Allegiance will be able to work out the non-performing loans by April 15, 2001 or at all, or that it will be given additional time to do so. In addition, Allegiance is exploring possible funding sources to repay the revolving certificates by July 15, 2001 and to finance further lending activities. However, there can be no assurance that Allegiance will be able to locate a funding source or that, if a funding source is found, it will be available on economically feasible terms.

                    SocietyPool has not commenced operations and it is unclear whether SocietyPool will ever commence operations. See "Item 3—Legal Proceedings." In light of the Court's March 13, 2001 order, the Company is considering what steps, if any, to be undertaken in connection with SocietyPool.

                    To date, the operations of PWS have not been material to the Company. The Company does not currently intend to expand PWS’ operations. Therefore, the Company does not believe that PWS’ operations will become material in the future.

                    The Company continues to assess its current businesses and its future operations.

Historical Development

                    Point West Capital was incorporated in the State of Delaware as Dignity Partners, Inc. in September 1992 and commenced operations on January 2, 1993. Effective August 1, 1997, its name was changed to Point West Capital Corporation. The Company’s principal executive offices are located at 1700 Montgomery Street, Suite 250, San Francisco, California 94111, and its telephone number is (415) 394-9467.

                    The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In connection with a viatical settlement, the policyholder assigned his or her policy to the Company, which became the holder, owner or certificate holder of the policy and the beneficiary thereunder with the right to receive from the insurance company the face value payable under the policy following the death of the insured. In the third quarter of 1996, the Company decided to sell all or substantially all of its assets at that time. The Company subsequently sold substantially all of the Company’s life insurance policies other than the policies held by DPFC. See "Viatical Settlement Business." In February 1997, Point West Capital’s Board of Directors (the "Board") decided to cease purchasing new policies in connection with the Company’s viatical settlement business. The Company, through its wholly owned special purpose subsidiary, DPFC, continues to hold policies, which are pledged as security for the Securitized Notes (defined herein). Point West Capital continues to service the life insurance policies held by DPFC.

                    During 1997, the Company expanded its financial services business through the operations of Ventures and Allegiance. During 1998, the Company formed PWS, a broker-dealer licensed by the

National Association of Securities Dealers, Inc. ("NASD"). During 2000, the Company formed SocietyPool. See "Item 3—Legal Proceedings."

Ventures (Small Business Loans and Investments)

Structure

                    In June 1997, the Company formed Point West Management and Point West Ventures. Point West Management is a limited liability company wholly owned by Point West Capital. It was formed solely to serve as the general partner of one or more small business investment companies ("SBIC"). Point West Ventures is a limited partnership operating as an SBIC. Point West Management is the sole general partner and owns 99.981% of Point West Ventures. Point West Capital is one of the two nominal limited partners of Point West Ventures. Point West Ventures provides loans, debt and equity capital to small companies as defined by regulations of the Small Business Administration ("SBA"). Point West Ventures commenced operations in August 1997 and received its SBIC license from the SBA in September 1997.

Overview

                    Point West Ventures focuses on creating a diversified portfolio of debt and equity investments in later-stage growth and expansion companies. From time to time, Point West Ventures invests in early-stage growth companies as well. To date, Point West Ventures has focused on equity investments in businesses in the area of e-commerce, Internet and telecommunications. Point West Ventures’ investments are structured in a variety of ways, including loans, debt investments such as subordinated debt with equity participation through warrants or conversion rights, and investments in preferred and common stock. See "—Recent Developments" above.

Regulation

                    As an SBIC, Point West Ventures is required to make loans to or invest in qualified entities as defined by regulations promulgated by the SBA. These entities are generally companies with a net worth of less than $18 million and average net income of less than $6 million for the last two years. Additionally, at least 20% of Point West Ventures’ loans and investments must be made to entities with a net worth of less than $6 million and average net income of less than $2 million for the last two years. Point West Ventures holds an SBIC debenture license. As a result, Point West Ventures pays interest and other fees to the SBA instead of a portion of its profits. Under SBA regulations, Point West Ventures is also required to have a portfolio mix of a specific minimum percentage of its investments in the form of debt instruments, but it has not done so. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

                    SBIC’s such as Point West Ventures are also limited with respect to the rates of interest they can charge on their loans and debt investments. The maximum rate of interest permitted at present for loans is the greater of (i) 19% and (ii) 1100 basis points over the rate for ten year debentures issued by SBIC’s and funded through public certificates bearing the SBA’s guarantee (the "Debenture Rate") or weighted-average cost of capital incurred (including SBA debt). The maximum rate of interest permitted at present for debt investments is the greater of (i) 14% and (ii) 600 basis points over the Debenture Rate or weighted-average cost of capital incurred (including SBA debt).

                    Point West Ventures is subject to usury and other similar laws in jurisdictions in which it operates and may in the future become subject to licensing requirements as a lender in those jurisdictions.

Origination & Investment Selection

                    Point West Ventures focuses on later-stage growth companies, but has also provided capital to early and mezzanine stage companies. Point West Ventures seeks to lend to or invest in well-managed, growing, public or private companies that seek capital to finance a variety of activities. These activities include (1) new product development, (2) expansion into new markets, (3) increasing production capacity or (4) the acquisition of complementary businesses. The size of each individual transaction by Point West Ventures has historically ranged from $100,000 to $3 million, but the average size has been $933,000. Point West Ventures’ loans and investments in small businesses are made with the intent of having the loans repaid and liquidating the equity portion of the investments after five years. Although Point West Ventures at the time of any investment expects to dispose of the investment after five years, situations may arise in which it may hold equity securities for a different period of time, especially in the areas of e-commerce and the Internet, which frequently undergo significant and rapid changes.

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

                    Point West Ventures locates potential SBIC investments through contacts with investment bankers, fund managers, lenders, venture capitalists, leveraged buyout sponsor groups and other SBIC’s. After identifying investments that meet Point West Ventures’ investment criteria, a more thorough investigation and analysis of the applicant is performed. The process often includes on-site visits, review of historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, background checks and research on the applicant’s product, service or particular industry.

                    Point West Ventures has an Investment Committee that consists of Bradley N. Rotter, Alan B. Perper and John Ward Rotter, Point West Capital’s executive officers. All loans and investments must be approved by the Investment Committee prior to commitment.

Monitoring Investments

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

Competition

                    Point West Ventures’ principal competitors include financial institutions, venture capital firms and other non-traditional lenders. Most of these entities have greater financial and managerial resources than Point West Ventures. The Company believes that many of these entities do not have an interest in the relatively small size of transactions which Point West Ventures targets. Additionally, the Company believes that Point West Ventures competes effectively with those entities primarily on the basis of its quality of service, reputation and timely decision-making process, and to a significantly lesser degree on the interest rates or other terms it offers on loans or investments to those seeking capital.

Allegiance (Loans to Funeral Homes and Cemeteries)

Structure

                    Allegiance Capital is a limited liability company formed in September 1997 as a specialty finance company to provide senior secured loans to owners of funeral homes and cemeteries. Allegiance commenced operations in December 1997. Point West Capital has a 65% ownership interest in, and a 95% voting control of, Allegiance Capital and serves as the managing member. Allegiance Capital’s president and its vice president of marketing have the balance of such interests. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital. Pursuant to a Trust Agreement dated August 1, 1998 (the "Allegiance Trust Agreement"), Allegiance Funding formed a trust, Allegiance Trust I, to consummate a structured financing (the "Allegiance Financing") which, through December 15, 2000, provided $33 million of debt to support Allegiance’s lending activities. The Allegiance financing expired in December 2000 and Allegiance does not currently have a source of funding. See "—Recent Developments" above. Allegiance Funding owns approximately 13% of Allegiance Trust I. Allegiance Capital owns 100% of Allegiance Management, which is a special purpose subsidiary formed to manage Allegiance Funding.

Overview

                    Allegiance has provided, and is pursuing financing to enable it to again provide, long-term debt to experienced owners of established funeral home and cemetery businesses on a senior secured basis at competitive rates. See "—Recent Developments" above. The funeral home and cemetery businesses comprise what is frequently called the "death care" industry. Death care historically has been a relatively stable and mature industry, partly due to the inevitable nature of mortality. In addition, most areas of the country are already served by one or more funeral homes and cemetery establishments and opportunities for expansion mostly consist of consolidation of existing establishments. Though subject to consolidation in recent years, the death care industry remains highly fragmented. The for-profit ownership base within the death care industry is split among private entities, primarily smaller family-owned businesses, and a number of large public corporations, including Service Corporation International, Loewen Group and several others. A variety of factors, including dispositions by Service Corporation and Loewen and turnover among the base of privately owned death care businesses, have combined to create demand for capital within the industry. These capital needs have been underserved by traditional lending sources.

                    Allegiance generally sought to finance funeral home and cemetery businesses that were well established by virtue of years of service in the communities they serve and which were operated by owners with substantial experience and expertise in operating such businesses. Although some of the public market participants such as Service Corporation International and Loewen Group have experienced significant financial problems, including significant declines in the price of their common stock and bankruptcy, the Company believes that the heritage, reputation and attendant goodwill built up by privately owned funeral homes and cemeteries provide superior collateral value. Additionally, the Company believes that facilities acquired from Service Corporation and Loewen by strong owners/managers provide superior collateral value.

Marketing & Origination

                    Although Allegiance does not currently market its services or originate loans, it is exploring possible funding sources to repay the revolving certificates by July 15, 2001 and to finance further lending activities. See "—Recent Developments" above. Prior to December 2000, Allegiance targeted family-owned and other private owners of funeral home and cemetery establishments. Loans were sourced by marketing employees and independent parties both directly through the solicitation of owners of funeral homes and cemetery businesses and indirectly through contacts with industry associations, professional groups, business advisors and others. Origination activities were supported through print advertising in industry trade publications, newsletters and attendance at industry conferences.

                    Loans were offered with fixed or adjustable interest rates, generally in minimum amounts of $500,000. Loan proceeds were then used by the borrower for a variety of purposes, including acquisitions, debt refinancing and stockholder buyouts. Allegiance charged a loan arrangement fee payable at closing as well as a commitment fee, which could be credited against the loan arrangement fee paid at closing, and also charged other fees from time to time. Repayment terms on outstanding loans require monthly payments sufficient to pay accrued interest and a portion of principal sufficient to amortize the loan balance over a long-term repayment schedule, generally 15 years.

                    Allegiance obtained a senior, secured position with respect to the borrowers and business establishments it financed. Security for loans was generally provided through a mortgage providing a perfected first priority security interest in the owned or leased real property associated with the borrower’s business establishment(s); a first priority security interest in the related personal property, intangible assets and intellectual property; a first priority security interest in the borrower’s stock (if a corporation); and personal guarantees of the borrower’s principals.

Underwriting

                    Loan commitments were made based on an in-depth qualitative and quantitative underwriting analysis. This analysis focused on the applicant, its ownership and management, and the funeral home and/or cemetery establishments it owned and operated. The process began with the collection of information concerning the prospective borrower. Information collected from the borrower included detailed information regarding ownership, business locations and characteristics, personnel, real and personal property used in connection with the business, the market environment in which the business operates, banking and trade references and historical financial statements and tax returns.

                    The management review sought to assess the quality, sufficiency and commitment of management, with an emphasis on the borrower’s owners or managers ("key principals"). This assessment included a review of the key principals’ backgrounds, including education, professional experience, other business experience and other activities such as community involvement. Staffing levels of licensed and other professionals were reviewed to determine sufficiency given historic service volume and any projected increases. Allegiance required that the funeral home and cemetery establishments financed by it, and the funeral directors and embalmers associated with such establishments, be fully licensed in compliance with applicable legal requirements.

                    The business portion of the underwriting analysis included a review of tangible aspects of the business such as property condition and appearance, and intangible factors affecting business value and economics, such as history, location and market demographics. Financial statements were analyzed to determine historic adjusted cash flow in light of the proposed loan amount and debt service burden. In addition, third-party consultants independently determined adjusted cash flow and assessed business value. Business value of the subject business was assessed based primarily on its historic financial performance and secondarily on the real property and other assets of the business. Assessments of business value were used to determine a loan-to-business value ratio.

                    Prior to closing, any real property to be pledged as collateral underwent an environmental review. The Company used third-party environmental service providers for the environmental review. In addition to providing assurance as to the quality of the real property collateral, the review generally met standards for due diligence developed to avoid lender liability.

                    All loan decisions were presented to Allegiance’s Investment Committee for its approval prior to commitment. The committee was comprised of two of Point West Capital’s executive officers and the President of Allegiance. Allegiance relied on outside legal counsel to prepare loan documents and to facilitate loan closings.

Servicing

                    Point West Capital performs certain basic loan servicing functions related to loans previously made by Allegiance. These functions include (1) sending monthly billing statements and other notices, (2) tracking and posting loan payments, (3) directing the transfer of loan payments to the appropriate accounts and (4) maintaining loan files. Point West Capital is not currently being paid for these servicing functions. See "—Recent Developments" above.

                    In addition to the functions performed by Point West Capital, Allegiance performs loan portfolio surveillance functions in order to monitor credit quality. Borrowers provide certain information periodically, including quarterly and annual financial statements as well as supplemental business activity information. Allegiance uses this information to periodically monitor covenant compliance and the credit quality of the borrowers’ underlying businesses. As a senior secured lender, in the event of default Allegiance is in a relatively strong position to control any disposition of the businesses it finances. However, there can be no assurance that Allegiance would be able to realize sufficient proceeds from any disposition to cover its loans and related expenses. The monitoring process is intended to help borrowers identify and address problems to avoid defaults. Allegiance is not currently being paid for these servicing functions. To date, Allegiance has had three non-performing loans. One loan was resolved through litigation and a settlement in the third quarter of 2000. See "Item 3- Legal Proceedings." Allegiance is attempting to resolve the other two non-performing loans. See "—Recent Developments" above.

Competition

                    Allegiance has faced competition from alternative providers of capital, including primarily financial institutions, the financial services industry and to a lesser extent other companies in the death care industry. The financial services industry is highly competitive. Allegiance competes with both traditional lenders such as commercial banks, thrifts and finance companies as well as specialized lenders such as Amresco Commercial Finance, Inc. and Fieldwood Financial (an affiliate of Northwest Bank of Houston). The Company believes that Allegiance’s focus on and knowledge of the death care industry, its ability to offer loans on terms which meet the needs of owners and acquirers of death care businesses and its attractiveness to borrowers as a non-industry lender have, in the past, provided it with an ability to compete effectively. However, Allegiance does not currently have the capital required to engage in its lending activities. See "—Recent Developments" above and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Regulation

                    In October 1998, Allegiance Capital received its finance lenders license from the State of California. Allegiance makes filings or obtains licenses, as counsel deems appropriate, to meet individual state lending requirements. It is also subject to usury and other similar laws in such jurisdictions.

Viatical Settlement Business

                    Currently, the Company’s only activities in the viatical settlement business are monitoring and collection activities. DPFC is a wholly owned subsidiary of Point West Capital formed for the limited purposes of issuing Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes"). DPFC purchased life insurance policies with proceeds of the Securitized Notes. DPFC ceased purchasing policies in February 1997, but it continues to beneficially own the policies that have not matured. Those policies are pledged as collateral for the Securitized Notes. DPFC is a bankruptcy remote entity. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations- Description of Securitized Notes."

                    The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any cash flow deficiencies under the Securitized Notes.

                    In December 1996, the Company’s stockholders approved the sale of all or substantially all of the assets of the Company, which, at the time, consisted primarily of purchased life insurance policies. The Company subsequently sold substantially all of the Company’s life insurance policies other than those held by DPFC. Substantially all of these sales took place during 1997. As of December 31, 2000, the Company held 436 policies, all but five of which were held through DPFC.

Broker-Dealer Activities

Structure; Overview

                    PWS is a limited liability company formed in July 1998 as a broker-dealer. PWS is wholly- owned by Point West Capital. PWS received its license from the NASD to become a licensed securities broker-dealer in December 1998. In addition, PWS is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and in California. PWS commenced operations in December 1998. Operations for PWS in 2000, 1999 and 1998 were immaterial and are not expected to be material in the foreseeable future. See "—Recent Developments" above.

Regulation

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

Other Investments

                    From time to time, Point West Capital invests in companies directly instead of through Ventures. These activities include loans and equity investments.

Employees

                    As of December 31, 1999, December 31, 2000 and February 15, 2001, the Company employed 19, 17 and 13 individuals, respectively. The decrease in employees from December 31, 1999 reflects layoffs and attrition resulting from the lower level of business activity at Ventures and Allegiance.

                    Point West Capital’s executive officers also perform services on behalf of The Echelon Group of Companies, LLC ("Echelon"), a financial services company. Echelon is owned by Point West Capital’s executive officers.

                    None of the Company’s employees is a member of a labor union. The Company believes that it maintains good relations with its employees.

ITEM 2- PROPERTIES

                    The Company currently leases approximately 6,150 square feet of office space in San Francisco. Echelon shared approximately 20% of this space with the Company until December 31, 2000. See "Certain Relationships and Related Transactions." As a result of (1) the Company’s lower level of business activity and (2) Echelon’s ceasing to share a portion of the Company’s office space, the Company’s current space substantially exceeds its needs. In order to reduce unnecessary costs, the Company is attempting to sublease 60%-70% of its current space. Any such sublease requires landlord consent. There can be no assurance that the Company will be able to sublease any of its current space or that, if a sublease were possible, the sublease would compensate the Company fully for the portion of rental payments and other expenses owed with respect to such subleased space.

ITEM 3- LEGAL PROCEEDINGS

General

                    From time to time, the Company is involved in routine legal proceedings incidental to its business, including litigation in connection with loans and investments made by Point West Ventures and Allegiance and the collection of amounts owed under life insurance policies by insurance company obligors. Except as disclosed below, the Company does not expect that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Society Pool

                     In May 2000, Point West Capital and three individuals formed SocietyPool. SocietyPool was formed to develop and pursue a new financial product. To date, SocietyPool has conducted limited market research but has not commenced any operations. Point West Capital is a member and the Manager of SocietyPool with 51% voting and economic interests. There are three other members. One is the former chief executive officer (the "Former CEO") of SocietyPool with a 15.67% voting interest and a 15.44% economic interest. Another is a former special consultant (the "Former Special Consultant") of SocietyPool and owns a 33.33% voting interest and a 28.66% economic interest. The third has a 4.90% economic interest and no voting interest.

                    Point West Capital provided $1.8 million in May 2000 to fund SocietyPool’s research and start-up costs. In July 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital. The claim seeks a declaratory judgment on an issue relating to the control and management of SocietyPool and its assets. The American Arbitration Association denied the Former Special Consultant’s request that this dispute be resolved on an emergency basis and ruled that the dispute would be resolved under standard arbitration procedures. In July 2000, the Former CEO resigned claiming that certain actions of Point West Capital, which are at issue in the arbitration, constituted constructive termination of his employment. In August 2000, the Former CEO filed an action in arbitration seeking a declaration that he was constructively terminated. Also in August 2000, SocietyPool terminated the Former Special Consultant for cause and, in the arbitration proceedings Point West Capital filed an answer, affirmative defenses and counterclaim against the Former Special Consultant and Former CEO and a third-party complaint against the Former CEO.

                    In August 2000, the Former CEO and the Former Special Consultant delivered a so-called "Management Report" to Point West Capital which they contend triggered Point West Capital’s option under SocietyPool’s Operating Agreement to contribute an additional $1 million to SocietyPool. Although Point West Capital believes that the "Management Report" did not trigger Point West Capital’s option to contribute an additional $1 million, in order to protect its and SocietyPool’s rights and interests, Point West Capital contributed $1 million in August 2000 to SocietyPool pursuant to SocietyPool’s Operating Agreement. The Former CEO and Former Special Consultant have asserted that the contribution did not comply with the Operating Agreement and further alleged that, as a result, Point West Capital ceased being the Manager of SocietyPool and that Point West Capital’s voting and economic interests in SocietyPool were reduced to 15.67%. They further alleged that they are the majority owners of SocietyPool and that one is the Manager of SocietyPool. On September 5, 2000, they filed a petition in federal bankruptcy court in New Mexico (In Re: SocietyPool.com, LLC, No. 11-00-14735 MA) on behalf of SocietyPool. On September 11, 2000, Point West Capital filed a motion to dismiss the bankruptcy petition, alleging that (i) the Former CEO and the Former Special Consultant lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf and (ii) SocietyPool is not insolvent or otherwise in need of bankruptcy protection. The first issue raised in Point West Capital’s motion to dismiss was tried by the Court in November 2000 and January and February 2001. On March 13, 2001, the Court granted Point West Capital’s motion to dismiss the bankruptcy petition on the ground that the former CEO and Former Special Consultant lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf. The actions in arbitration have been stayed during the bankruptcy proceeding.

                    The outcome of the arbitration proceedings cannot be determined at this time; however, the Company does not believe that the Former CEO or the Former Special Consultant are entitled to the requested relief in arbitration. Management of Point West Capital believes that the claims of the two other members of SocietyPool are without merit. Point West Capital cannot predict whether or to what extent these matters will affect Point West Capital’s decision to invest additional funds in SocietyPool or SocietyPool’s financial condition or prospects.

Allegiance

                    In October 1999, Allegiance brought an action in the District Court of Webb County, Texas seeking to collect on a defaulted loan with an outstanding principal balance of $2.1 million. In response to the lawsuit, on October 29, 1999, the defendant borrowers filed a counterclaim against Allegiance and a third-party petition against an individual who is an officer of Allegiance. The counterclaim and the third-party petition alleged that Allegiance and the Allegiance officer committed fraud, conversion, deceptive trade practices, negligence, breach of fiduciary duty, negligent misrepresentation, conspiracy and other wrongful acts, and sought, among other things, compensatory and punitive damages (or cancellation of indebtedness), interest, fees and costs. The defendants had owned one funeral home and retained a consulting firm owned by the Allegiance officer to consult in the acquisition of two funeral homes and to assist in financing the acquisition. In the counterclaim and third-party petition, the defendants alleged, among other things, that (1) the Allegiance officer provided erroneous advice to the defendants, (2) the Allegiance officer failed to disclose his relationship with Allegiance and (3) Allegiance wrongfully exercised its rights in the collateral securing the defaulted loan. In September 2000, Allegiance, the Allegiance officer and the defendants settled the actions. Under the settlement agreement, Allegiance paid the defendants $150,000 and released its security interest in the defendants original funeral home, one of the three funeral homes securing the $2.1 million loan; the Allegiance officer made a cash payment to Allegiance of $50,000 and agreed to pay Allegiance an additional $50,000 over three years; Allegiance acquired the ownership of the two additional funeral homes acquired with its loan proceeds; and all claims against all parties were dismissed. Allegiance is in the process of attempting to sell its ownership interest in those two funeral homes while continuing to manage their operations in order to maximize their value.

Point West Ventures

                    In February 2000, Point West Ventures brought an action in Santa Clara County against Universal Access, Inc., certain of its directors and other parties seeking to collect for damages for breach of contract, breach of fiduciary duty including breach of contract, misappropriation of trade secret, unjust enrichment, tortious interference, conspiracy and unfair competition. The action was related to an aborted purchase by Universal Access, Inc. of a company in which Point West Ventures had invested. On July 17, 2000, the court ruled that all claims were subject to arbitration. In December 2000, Point West Ventures filed a demand for arbitration.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2000.

PART II

ITEM 5-  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

                    Point West Capital’s Common Stock trades on the National Market System of The Nasdaq Stock Market ("NMS") under the symbol "PWCC." As of February 7, 2001, there were 121 holders of record of Common Stock, including banks, brokerage firms and other nominees. A substantial portion of the publicly held shares of Common Stock is held in book-entry form. As of February 7, 2001, the Company estimates that there were more than 500 beneficial owners of Common Stock including more than 500 round lot holders. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Common Stock on The Nasdaq Stock Market.

2000	High	Low
First Quarter ...…………………	$14.438	$6.625
Second Quarter ……….……….	7.438	3.125
Third Quarter …...…………......	4.219	2.281
Fourth Quarter ……………….	2.750	0.188

1999	High	Low
First Quarter ...……………….	$23.875	$4.625
Second Quarter ……….…….	29.750	7.000
Third Quarter …...…………	11.125	4.688
Fourth Quarter ………………	19.857	4.375

                    On November 13, 2000, the Company received a notice from Nasdaq, which indicated that, because of the recent decline in the price of the Company’s Common Stock, the Company failed to meet one of the listing requirements of the NMS to maintain a public float having a market value equal to at least $5 million. Nasdaq indicated that, if the Company did not satisfy such requirement by February 12, 2001, Nasdaq would de-list the Common Stock at the opening of business on February 14, 2001 unless the Company requested a hearing to appeal the decision. As of February 12, 2001, the Company had a public float of approximately 2.1 million shares with a market value of approximately $1.5 million and did not satisfy such requirement. On February 8, 2001, however, the Company filed a request for a hearing to appeal the de-listing. The hearing is set for March 28, 2001, and the de-listing of the Common Stock has been suspended until that date.

                    In January 2001, the Company received a Nasdaq Staff Determination Letter advising the Company that its Common Stock had failed to maintain a $1.00 minimum bid price over the 30 consecutive trading days preceding the date of the January letter. Under Nasdaq’s listing maintenance standards, if the closing bid price of the Common Stock is under $1.00 per share for 30 consecutive trading days and does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may de-list the Common Stock from trading on Nasdaq. The Common Stock has traded below $1.00 per share since December 7, 2000. The Company plans to file an application for listing on the Nasdaq Stock Market’s SmallCap Market ("SmallCap Market").

                    No assurance can be given that the Company’s Common Stock will not be de-listed from the NMS or that its Common Stock will be listed on the SmallCap Market. Although the Common Stock does not currently satisfy the listing requirement of a $1 minimum bid price for the SmallCap Market, the Board of Directors of the Company has approved, subject to stockholder approval, a reverse stock split. The Company is hopeful that Nasdaq will give the Company additional time beyond March 28, 2001 to effect the reverse split and to file an application to transfer the Company’s Common Stock to the SmallCap Market. If the Company is unable to obtain approval for a listing on the SmallCap Market, the Company’s Common Stock may be traded on the Nasdaq OTC Bulletin Board or de-listed entirely.

                    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its future earnings, if any, to finance its existing businesses and any new businesses. Therefore, the Company does not anticipate paying cash dividends on the Common Stock for the foreseeable future.

ITEM 6- SELECTED FINANCIAL DATA

                    The data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Because the Company changed its accounting policy with respect to the viatical settlement business effective for all periods beginning after June 30, 1996 and ceased the viatical settlement business in February 1997, information for 1996 and as of December 31, 1996 is not comparable to later periods or as of subsequent year ends. In addition, Point West Ventures and Allegiance began operations in the second half of 1997 and generated substantially more activity in 1999 compared to 1998 and 1997. Allegiance no longer has funds to continue its loan origination activities and Ventures reduced significantly its number of new investments in the second half of 2000. See "Item 1—Business—Recent Developments."

Years Ended December 31,

	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share amounts)
Statements of Operations Data:
Earned discounts on life insurance policies (1) .	$-	$-	$-	$-	$3,697
Earned discounts on prior maturities and
matured policies (1) ……….…………
	-	204	439	489	1,782
Interest income ………………………………..	4,889	3,314	1,494	1,184	783
Net (loss) gain on securities ………………......	(10,714)	15,785	(999)	680	-
Total revenue …………………………..	(5,589)	19,718	1,334	3,918	6,405
Interest expense ……………………………….	3,486	4,963	3,680	3,599	3,984
Provision for loss on assets held for sale….…..	-	-	-	328	3,140
Total expenses …………………….…………..	10,609	10,476	7,279	6,795	17,118
(Loss) gain before income taxes, net loss in wholly owned financing subsidiary charged reserve for equity interest and extraordinary gain ………….

	(16,198)	9,242	(5,945)	(2,877)	(10,713)
Income tax benefit (expense) …..……………..	(610)	590	(6)	(4)	526
Extraordinary gain (2)………………………….	1,242	-	-	-	-
Net (loss) income…..….………………………	(15,566)	9,832	(3,650)	1,011	(9,699)
Basic (loss) earnings per share (3) ………………..	$(4.64)	$2.95	$(1.12)	$0.29	$(2.46)
Diluted (loss) earnings per share (3) ……………..	$(4.64)	$2.70	$(1.12)	$0.28	$(2.46)
Balance Sheet Data (at December 31):
Cash and cash equivalents ………………….	$2,988	$12,836	$6,668	$10,040	$6,586
Investment securities ………………………….	116	9,024	2,113	5,817	-
Loans receivable ………………………………	36,890	35,467	10,188	4,016	-
Purchased life insurance policies ……………..	30,405	31,728	33,893	36,587	41,246
Non-marketable securities …………………….	10,444	5,933	5,397	1,658	3,000
Total assets ……………………………………	85,633	101,526	62,443	62,969	68,944
Accrued litigation settlement …………………	-	2,205	-	-	-
Total revolving certificates .……………………	9,133	4,200	5,400	-	-
Total long-term debt (4) …………………………	65,674	66,028	41,529	38,804	41,218
Total liabilities ………………………………..	75,862	73,983	47,613	41,703	48,802
Total stockholders’ equity...…………….……..	9,771	27,543	14,830	21,266	20,142

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share amounts)

Operating Data
Ventures
Number of loans and investments originated
during the year ...………………
	12	16	6	2	-
Number of loans and investments outstanding,
end of year ….…………………
	20	15	6	2	-
Aggregate amount of loans and investments
originated during year at cost ………
	$14,272	$11,204	$6,695	$1,250	-
Aggregate amount of loans and investments
outstanding, end of year at cost ….
	$9,621	$9,285	$6,456	$1,250	-

Allegiance
Number of loans originated during year …..…	7	16	4	1	-
Number of loans outstanding, end of year …	27	21	5	1	-
Aggregate principal amount of loans originated
during year ………………….
	$6,890	$25,075	$5,425	$3,826	-
Aggregate principal amount of loans
outstanding, end of year ………
	$37,843	$33,778	$9,103	$3,826	-
Interest accrued during year (5) .....…….	$3,076	$1,729	$582	$12	-
Weighted-average interest rate on loans
originated during year (6) ...….….
	10.8%	9.9%	9.2%	9.4%	-
Weighted-average interest rate on loans
outstanding, end of year (6) ….…
	10.0%	9.8%	9.3%	9.4%	-
Weighted-average cost of funds on debt
outstanding, end of year (7) …….
	8.5%	8.4%	8.2%	-	-

-

(1)	See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations by Segment – Viatical Settlements – Certain Accounting Implications for DPFC."
(2)	See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Company – Extraordinary Gain."
(3)	Reflects the following transactions as if such transaction had occurred at the beginning of 1996: (a) On January 12, 1996, Point West Capital effected a reverse stock split pursuant to which each outstanding share of Common Stock was converted into .7175 of a share of Common Stock; (b) In February 1996, all outstanding shares of Point West Capital’s Cumulative Pay-in-Kind Preferred Stock were converted into 321,144 shares of Common Stock. Point West Capital’s initial public offering occurred in February 1996.
(4)	Includes term certificates, securitized notes payable and debenture payable.
(5)

Includes origination fees recognized over the life of the related loans using the level yield method. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Revolving and Term Certificates."

(6)	Includes two delinquent loans currently in default; excludes origination fees.
(7)	Reflects cost of term certificates and revolving certificates.

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

                    The following is a discussion and analysis of the consolidated financial condition of the Company at December 31, 2000 and results of operations for the Company for the three years ended December 31, 2000, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

Overview

                    During the fourth quarter of 2000, the Company engaged in substantially less revenue-generating activity and began reducing costs significantly. See "Item 1—Business—Recent Developments." The Company is assessing its current businesses and its future operations.

                    The Company is a specialty financial services company. The Company’s financial statements consolidate the assets, liabilities and operations of Ventures, Allegiance, DPFC, SocietyPool and PWS. The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. Subsequent to February 1997, the Company became a more broadly-based specialty financial services company. See "Item 1—Business—Historical Development."

                    Information regarding the revenues, contributed income (loss) and identifiable assets for each of the Company’s business segments is contained in Note 16 of the Notes to the Consolidated Financial Statements.

Method of Consolidation

                    The Company’s financial statements consolidate the assets, liabilities and operations of Ventures, Allegiance, DPFC, SocietyPool and PWS. See "Item 1- Business" and Note 1 of the Notes to Consolidated Financial Statements. Operations for PWS in 2000, 1999 and 1998 were immaterial. See "Item 1—Business" for a description of the ownership of the consolidated entities. See Notes 6 and 7 of the Notes to Consolidated Financial Statements for descriptions of the Allegiance Financing and the DPFC Agreement (as defined herein.) See "Item 3—Legal Proceedings" for a description of SocietyPool.  In light of the Court's March 13, 2001 order, the Company is considering what steps, if any, to be undertaken in connection with SocietyPool.

Results of Operations for the Company

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

                    Total Revenue. Total revenue decreased $25.3 million to negative $5.6 million in 2000 from revenue of $19.7 million in 1999 primarily due to $10.4 million of net loss on securities recognized by Ventures during 2000 compared to $13 million of net gain on securities recognized by Ventures in 1999. Also contributing to the decrease was a $304,000 net loss on securities in 2000, compared to a $2.8 million net gain on securities in 1999, for Point West Capital. The net losses on securities in 2000 resulted primarily from write-downs and write-offs of impaired investments.

                    Total Expenses. Total expenses increased slightly to $10.6 million in 2000 from $10.5 million in 1999.

                    Income Taxes. The income tax expense of $610,000 recorded in 2000 is primarily related to the re-establishment of a valuation allowance against the Company’s deferred tax assets. A valuation allowance is required when it is unlikely that the Company will generate sufficient future taxable income to allow it to utilize net operating losses ("NOLs") and other deferred tax assets to offset future taxable gains. See "Income Taxes." In 1999, the Company recorded an income tax benefit of $590,000, which was primarily related to the elimination of the valuation allowance. See Note 9 of the Notes to the Consolidated Financial Statements.

                    Extraordinary Gain. The Company recognized an extraordinary gain on a troubled debt restructuring in the amount of $1.2 million, net of income taxes of $822,000, in March 2000 in connection with the DPFC Agreement described below under "Results of Operations by Segment—Viatical Settlements—Certain Accounting Implications for DPFC" and in Notes 1d and 7 of the Notes to Consolidated Financial Statements. As a result of the DPFC Agreement, the Company reduced the outstanding principal amount of the Securitized Notes in the consolidated balance sheet as of March 31, 2000 by $2.1 million to $36.4 million (which equaled the face value of the life insurance policies and restricted cash held by DPFC as of that date) and recognized income in a like amount. See "Results of Operations by Segment- Viatical Settlements- Certain Accounting Implications for DPFC."

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                    Total Revenue. Total revenue increased $18.4 million to $19.7 million in 1999 from $1.3 million in 1998 primarily due to $13.0 million of net gain on securities recognized by Ventures. Also contributing to the increase were $2.8 million of net gains on securities sold by Point West Capital and an increase in interest income primarily related to an increase in loans held by Allegiance and Ventures. Offsetting the increase in 1999 compared to 1998 was an aggregate decrease of $393,000 in income related to the Viatical Settlement segment. See "Results of Operations by Segment- Viatical Settlements- Year Ended December 31, 1999 Compared to Year Ended December 31, 2000 and Year Ended December 31, 1999 Compared to Year Ended December 31, 1998- Earned Discounts on Matured Policies" and "- Gain on Assets Sold."

                    Total Expenses. Total expenses increased to $10.5 million in 1999 from $7.3 million in 1998. This increase was primarily due to a $1.3 million increase in interest expense related to borrowings by Allegiance. Also contributing to the increase were (i) $945,000 of litigation expense recorded in 1999 reflecting the net amount of the settlement agreement related to federal class action and state alleged class action lawsuits not covered by insurance, (ii) an increase in compensation and benefits for employees in 1999, (iii) an increase in legal and professional expenses related to Allegiance and (iv) a write-off of a loan. See "Results of Operations by Segment- Other- Other General and Administrative Expenses." The settlement agreement received court approval during the first quarter of 2000.

                    Income Tax Expense. The income tax benefit of $590,000 recorded in 1999 is primarily related to the elimination of the valuation allowance. See "Income Taxes." In 1998, the Company recorded $5,600 for minimum state income taxes. See Note 9 of the Notes to Consolidated Financial Statements.

                    Net Loss in Wholly Owned Financing Subsidiary Charged to Reserve for Equity Interest. The DPFC net loss of $4.2 million for 1999 and $1.7 million for 1998 were included in the Company’s net income (loss). During 1998, an additional $2.3 million of DPFC loss was charged against the reserve for equity interest in wholly owned financing subsidiary. Prior to the depletion of the reserve during the third quarter of 1998, losses were charged against the reserve for equity interest in wholly owned financing subsidiary. After the reserve was fully depleted during the third quarter of 1998, all additional losses of

DPFC have been reflected in the Company’s net income (loss) during the periods in which such losses occurred.

Results of Operations by Segment

Ventures

Overview

                    The Company accounts for loans at the principal amount outstanding, and interest accrues on outstanding balances. At December 31, 2000, there were no loans outstanding. At December 31, 1999, the Company evaluated each of Ventures’ outstanding loans and determined that an allowance for loan losses was not necessary.

                    Beginning in 1999, because of the volatility of Internet and Internet related stocks, Point West Capital shorted stocks of certain competitors of one of the investments held by Ventures. The effect of those hedging activities was reflected in the Company’s consolidated statement of operations during 1999. During 2000, no such hedges were in place. The Company recognized a $317,000 gain in connection with such hedging activities during the first quarter of 1999. See "Item 7A- Quantitative and Qualitative Disclosures About Market Risk."

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 and Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                    Interest Income. Interest income increased to $1.5 million in 2000 from $1.2 million in 1999. This increase was primarily due to a $170,000 increase in interest income recognized in 2000 as a result of warrants (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ debt securities. Additionally, there was an overall increase in interest from the investment of cash balances held by Ventures. Interest income increased $900,000 in 1999 from $300,000 in 1998, due primarily to $625,000 of interest income recognized in 1999 as a result of warrants (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ loans.

                    Net (Loss) Gain on Securities. Ventures recognized a net loss on securities of $10.4 million in 2000 primarily in connection with the write-down or write-off of impaired investments. During 2000, Ventures determined that an aggregate $12.3 million of investments in debt and equity securities of 13 companies was impaired and wrote-down or wrote-off $12.3 million in carrying values of such securities. The write-downs or write-offs were a result of deterioration of growth prospects for some companies and the uncertainty that such companies will be able to raise additional capital in light of the market downturn related to Internet and other technology stocks. In 1999, Ventures recognized a net gain on securities of $13.0 million (after the write-offs described below) primarily in connection with the sale of two of its investments. Also during 1999, Ventures determined that $1,035,000 of non-marketable equity securities in two companies was impaired and therefore wrote-off the entire $1,035,000 carrying value of such securities in 1999. Ventures recognized a net loss on securities of $979,000 in 1998 primarily because it determined that $1,004,000 of non-marketable securities held of one company was impaired, and therefore wrote-off the entire $1,004,000 carrying value of such security in 1998. The Company does not write-down or write-off, through the consolidated statement of operations, any investments it considers to be temporarily impaired.

                    Interest Expense. Interest expense increased to $389,000 in 2000 from $208,000 in 1999 due to an additional $3.5 million of borrowings incurred during 2000 to fund a portion of Venture’s investments. Interest expense increased $110,000 in 1999 from $98,000 in 1998 due to a full year of interest accrued on funds initially borrowed from the SBA in July 1998. During 2000, the weighted-average interest rate on funds borrowed from the SBA was 7.7% and the weighted-average borrowings were $5.8 million compared to the weighted-average interest rate of 6.9% and 6.9% and weighted average borrowings of $3.0 million and $1.4 million in 1999 and 1998, respectively.

Allegiance

                    Overview

                    The Allegiance Financing represents the obligations solely of Allegiance. Point West Capital did not guarantee repayment of the revolving or term certificates and is not required to fund any principal or interest deficiencies thereunder.

                    At December 31, 2000, two loans held by Allegiance were in default and on non-accrual status. Based on appraisals of the collateral securing these loans, management believes that Allegiance will not incur material losses in connection with such loans. At December 31, 1999, one loan was in default and on non-accrual status. In October 1999, Allegiance brought an action seeking to collect on this loan and the defendants counterclaimed. In September 2000, Allegiance settled this litigation. Allegiance incurred total losses of $1.3 million in connection with this loan, which are reflected in other general and administrative expenses in the consolidated statement of operations for 2000. Allegiance also owns two funeral homes valued at $850,000, in the aggregate, as a result of this settlement. Allegiance is now operating these two funeral homes and is in the process of attempting to sell its ownership interest in them. See "Item 3—Legal Proceedings" and Note 12 of the Notes to Consolidated Financial Statements for a further explanation of this litigation and settlement. Based on appraisals and bids for the funeral homes Allegiance is in the process of attempting to sell, management believes that Allegiance will not incur further material losses in connection with such funeral homes.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 and Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                    Interest Income. Interest income increased to $3.2 million in 2000 from $1.8 million in 1999 and $589,000 in 1998. These increases were due to increased lending activity by Allegiance. However, offsetting this increase was $233,000 of interest in 2000 that was not accrued on two delinquent loans. Allegiance had 27 loans outstanding in the aggregate amount of $37.8 million at December 31, 2000 as compared to 21 loans and five loans outstanding in the aggregate amount of $33.8 million and $9.1 million at December 31, 1999 and 1998, respectively. The weighted-average interest rates on the loans outstanding were 8.7%, 8.9% and 9.4% for 2000, 1999 and 1998, respectively. The weighted-average interest rate calculation for 2000 excludes two defaulted loans in the aggregate principal amount of $3.9 million, which were on non-accrual status. As a result, the weighted-average interest rate for 2000 decreased. Allegiance cannot predict at this time whether the loans will remain on non-accrual status. However, to the extent that the loans remain on non-accrual status, Allegiance does not anticipate receiving interest income (approximately $42,000 per month) from such loans. Allegiance is attempting to work out these two loans. Based on a preliminary assessment of the business and operations of the defaulted borrowers, Allegiance believes it will not incur any material loss in connection with such loans. See "Item 1—Business—Recent Developments." Allegiance is not currently originating loans. Therefore, although interest income for 2001 is expected to be moderately higher than interest income for 2000 as a result of earning a full year of interest on loans made during 2000, Allegiance does not expect material increases in interest income in future periods.

                    Interest Expense. Interest expense increased to $2.5 million in 2000 from $1.2 million in 1999 and $31,000 in 1998 primarily as a result of increased borrowings under the Allegiance Financing. The increase in 2000 was also a result of higher interest rates applicable to borrowings under the Allegiance Financing. During 2000, the weighted-average interest rate under the Allegiance Financing was 8.5% and the weighted-average borrowings were $30 million compared to a weighted-average interest rate of 7.9% and weighted-average borrowings of $15.4 million for 1999. During 1998 the weighted-average interest rate under the Allegiance Financing was 9.2% and the weighted-average borrowings were $299,000. The Allegiance Financing terminated in December 2000. See "Item 1—Business—Recent Developments."

                    Compensation and Benefits. Compensation and benefits increased to $360,000 in 2000 from $286,000 in 1999 and increased $102,000 in 1999 from $184,000 in 1998. These increases resulted from the hiring of additional employees to support Allegiance’s lending activities. During the fourth quarter of 2000, Allegiance laid off two employees, as a result compensation and benefits in 2001 is currently expected to be approximately $135,000.

                    Other General and Administrative Expenses. Other general and administrative expenses increased $1.7 million to $2.2 million in 2000 from $522,000 in 1999. This increase was primarily due to a $1.3 million write-off of a delinquent loan during 2000. See "—Overview." In addition, this increase was partly attributable to a $338,000 increase in legal expenses primarily related to the delinquent loan written off during 2000. Other general and administrative expenses increased $344,000 in 1999 from $178,000 in 1998. This increase was due primarily to a $152,000 increase in general legal expense. Because two non-performing loans are currently in default, it is likely that additional general and administrative expenses will be incurred in connection with the work out of those loans. Allegiance cannot, however, predict the overall level of other general and administrative expenses in 2001 relative to 2000.

Viatical Settlements

                    The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.

Overview

                    Through June 30, 1996, the Company used the level yield method to recognize income on life insurance policies. See the Company’s 1998 Form 10-K for a further description thereof. As a result of the Company’s decision in 1996 to sell all or substantially all of its assets, the Company established a reserve for loss on sale of assets during 1996. This reserve is reevaluated quarterly. The reserve for loss on sale of assets was $93,000 and $132,000 as of December 31, 2000 and 1999, respectively. In 1996, the Company also established a reserve for loss of Point West Capital’s equity interest in DPFC. By the end of the third quarter of 1998, the reserve was fully depleted. See "Certain Accounting Implications for DPFC."

Certain Accounting Implications for DPFC

                    From June 30, 1996 through February 29, 2000, the Company recognized income (earned discounts) with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Income recognized was equal to the difference between such proceeds (less any back-end sourcing fees) and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies.

                    As a result of the imminent default of DPFC under the terms of the Securitized Notes, Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement in March 2000 (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders are required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital will continue to act as servicer for a fee of $18,000 per month to cover these fees and expenses for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See "Results of Operations for the Company- Extraordinary Gain."

                    As a result of the DPFC Agreement, the Company will not recognize any future gain or loss related to DPFC until the Noteholders purchase the DPFC stock or DPFC is liquidated pursuant to the DPFC Agreement. The Company expects to recognize a pre-tax gain in an amount approximately equal to the $4.6 million accumulated deficit of DPFC upon the occurrence of either of these events. Additionally, when the DPFC stock is purchased or DPFC is liquidated, the Company will have income tax liability associated with the gain from debt forgiveness. The Company will be able to use the carryforward losses from DPFC to offset such liability, unless the carryforward losses have been previously utilized. Since March 2000 the Company has recognized, and through June 2002 will continue to recognize, the $18,000 monthly servicing fee paid to Point West Capital as other income in the consolidated statement of operations.

                    The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 and Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                    Interest Income. As a result of the DPFC Agreement, DPFC has not recognized any interest income related to the Securitized Notes subsequent to February 29, 2000 and will not recognize interest income related to the Securitized Notes in future periods. Consequently, interest income decreased to $7,000 in 2000 from $79,000 in 1999. Interest income decreased in 1999 from $200,000 in 1998 as a result of lower cash balances attributable to DPFC and to lower yields on such cash balances. The cash generated by DPFC policy collections is restricted under the Indenture.

                    Earned Discounts on Matured Policies. DPFC did not recognize any earned discounts on matured policies during 2000 and will not recognize any earned discounts in any future period. See "Certain Accounting Implications for DPFC." Earned discounts on matured policies amounted to $204,000 and $439,000 in 1999 and 1998, respectively. The decrease was due primarily to fewer deaths of insureds and secondarily to a decrease in the size of the Company’s portfolio of life insurance policies. During 2000, 29 policies matured with a face value of $1.6 million, compared to 38 and 46 policies with face values of $2.4 and $2.9 million during 1999 and 1998, respectively. See "—Overview." As of December 31, 2000, the Company held 436 policies with an aggregate carrying value of $30.6 million (comprised of "matured policies receivable" "purchased life insurance policies" and a portion of "other assets") and an aggregate face value of $35.5 million. All of the "purchased life insurance policies" are pledged as security for the Securitized Notes.

                    Gain on Assets Sold. The gain on assets sold was negligible in 2000 and 1999 and totaled $165,000 in 1998. There will be minimal (if any) gains or losses on any policies sold in future periods.

                    Interest Expense. As a result of the DPFC Agreement, DPFC has not recognized any interest expense related to the Securitized Notes subsequent to February 29, 2000 and will not recognize interest expense related to the Securitized Notes in future periods. Consequently, interest expense decreased to $589,000 in 2000 from $3.5 million in 1999. See "Certain Accounting Implications for DPFC." Interest expense remained relatively constant at $3.5 million and $3.6 million in 1999 and 1998, respectively.

                    Other General and Administrative Expenses. DPFC did not recognize any general and administrative expenses subsequent to February 29, 2000 and will not recognize any general and administrative expenses in any future period. See "Certain Accounting Implications for DPFC." As a result, other general and administrative expenses decreased to $133,000 in 2000 from $356,000 in 1999. See "Certain Accounting Implications for DPFC." Other general and administrative expenses decreased $281,000 in 1999 from $637,000 in 1998. This decrease was due primarily to a historically large premium expense in 1998 compared to that of 1999.

Other

                    The Other segment includes operating results for Point West Capital, SocietyPool and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the "Other" segment and has not been allocated. Activities for PWS were immaterial in 2000, 1999 and 1998 and are not expected to be material in the foreseeable future.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 and Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                    Interest Income. Interest income declined to $195,000 in 2000 from $231,000 in 1999 and from $406,000 in 1998. The decline in 2000 was due to a decrease in cash balances. Interest income declined in 1999 because the Company invested a larger portion of cash balances in lower yielding instruments (primarily government securities) compared to higher yielding instruments (primarily commercial paper and corporate bonds) in 1998. See "Considerations Under the Investment Company Act of 1940."

                    Net (Loss) Gain on Securities. Net (loss) gain on securities decreased to a loss of $304,000 in 2000 from a gain of $2.8 million in 1999. This decrease was the result of a $304,000 loss on the sale of a bond held by Point West Capital. Net gain on securities increased in 1999 from a loss of $20,000 in 1998. This increase was primarily the result of a $2.4 million gain in connection with the partial sale by Point West Capital of one of its investments. Also contributing to the increase was a gain in connection with hedging activities of Internet related stocks of $312,000. Under generally accepted accounting principles such hedging activities do not constitute hedges under SFAS 80. Therefore, such hedging activities are reflected in the Company’s Consolidated Statement of Operations. At December 31, 2000 and 1999 no such hedges were in place. See "Item 7A- Quantitative and Qualitative Disclosures About Market Risks."

                    Other Income. Other income decreased to $17,000 in 2000 from $252,000 in 1999. This decrease was due to a $36,000 decrease in trading commissions generated by PWS and a $199,000 decrease in fees received by PWS for investment banking services. Other income increased $182,000 in 1999 from $70,000 in 1998. This increase was due to an increase of $140,000 in fees received by PWS for investment banking services and $42,000 in trading commissions generated by PWS in 1999.

                    Compensation and Benefits. Compensation and benefits increased to $2.2 million in 2000 from $1.7 million in 1999 and $1.3 million in 1998. These increases were due primarily to an increase in compensation and benefits for employees. However, during 2001, the salaries of executive officers were reduced by over 50%. In addition, employee layoffs and attrition began in December 2000. As a result, compensation and benefits for 2001 are expected to be approximately $1 million less than the 2000 amount.

                    Other General and Administrative Expenses. Other general and administrative expenses were $2.0 million in 2000, compared to $2.2 million in 1999 and $882,000 in 1998. Contributing to the increase in 1999 was $945,000 of litigation expense reflecting the net amount of the settlement agreement related to the federal class action and state alleged class action lawsuits not covered by insurance. On February 25, 2000, the Court approved a proposed settlement of the lawsuits. Notwithstanding the $945,000 loss in 1999, general and administrative expenses increased in 2000 relative to 1999. This increase is primarily due to expenses incurred with the formation and expenses of SocetyPool and legal expenses in connection with legal actions concerning SocietyPool. See "Item 3—Legal Proceedings" and Note 12 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

                    At December 31, 2000 the Company had $3.0 million of cash and cash equivalents, $116,000 of investment securities and $10.4 million of non-marketable securities, compared to $12.8 million of cash and cash equivalents, $9.0 million of investment securities and $5.9 million of non-marketable securities at December 31, 1999. These decreases resulted primarily from the activities of Ventures. During 2000, Ventures made $14.3 million of additional investments. These investments were funded primarily through existing cash balances and, to a lesser extent, $5.5 million of net proceeds from the sale and maturities of securities and repayments on loans and $3.5 million of SBA borrowings. Substantially all of the additional investments made during 2000 constituted non-marketable securities.

                    The Company’s consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. See Note 2 of the Notes to Consolidated Financial Statements.

Point West Capital, SocietyPool and PWS

                    At present, Point West Capital, SocietyPool and PWS have no external funding source from which to fund their working capital and general corporate needs. During 2000, the Company supported the operations of Point West Capital, SocietyPool and PWS primarily from existing cash balances. In prior periods, the Company generated cash primarily from sales proceeds of investment securities and life insurance policies and used the cash to grow its businesses. At December 31, 2000, Point West Capital and PWS’ cash and cash equivalents were $1.7 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop its existing businesses and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940."

                    The Company currently anticipates having sufficient liquidity to meet the working capital and operational needs of Point West Capital and PWS through December 31, 2001 using current cash and cash equivalents, proceeds from sales of investment securities held by Point West Capital and distributions from Ventures. Assuming the Company determines additional funds are needed, there can be no assurance that it will be successful in obtaining external financing on satisfactory terms or at all.

                    Restricted cash as of December 31, 2000 includes $2.0 million for SocietyPool. Access to SocietyPool’s funds by SocietyPool’s management or by any creditor or member of SocietyPool has been prohibited pursuant to a separate court order. As a result of the Court's having granted Point West Capital’s motion to dismiss the bankruptcy action, the Company intends to request the Court to vacate such separate order. The Company is not able to predict what the working capital and operational needs of SocietyPool will be and whether it will have sufficient capital for those needs. See "Item 3—Legal Proceedings."

Ventures

                    Ventures’ activities during 2000 and 1999 were primarily supported through existing cash balances and the sale of investments. During 2000 and 1999 Ventures generated $5.5 million and $21.3 million, respectively, of net proceeds from the sales of securities and repayments on loans. In addition, Ventures activities have been supported through capital contributions from Point West Capital and loans from the SBA. Through 1999, Point West Capital contributed $5.8 million to Ventures. Point West Capital did not contribute further to Ventures during 2000. During 2000, Ventures also borrowed $3.5 million from the SBA.  At December 31, 2000 Ventures had $1.0 million of cash and cash equivalents.

                    During 2000, funds generated by Ventures also supported, in part, the activities of the Company’s other businesses. During 2000, Ventures distributed $4.0 million to Point West Capital. During 1999, Ventures did not distribute funds to Point West Capital.

                    Ventures has an SBA debenture license and, therefore, may be permitted, based on capital contributions by Point West Capital and realized gains on the sale of securities, to borrow up to $16.6 million from the SBA, subject to compliance with SBA requirements. As of December 31, 2000, Ventures had borrowed $6.5 million and had outstanding commitments from the SBA to borrow an additional $6.0 million (for which Ventures has paid the 1% non-refundable leverage fee described below.) Any borrowings bear interest at the rate for ten-year debentures issued by Small Business Investment Companies and funded through public certificates bearing the SBA’s guarantee. Interest is payable semi-annually. In addition, there is a leverage and underwriting fee of 3.5% and a fee of 1% per annum on the outstanding amount of debt.

                    Ventures may not have sufficient liquidity, at least in the short term, to grow its business. Ventures may not be able to access additional debt from the SBA as a result of Venture’s failure to originate a sufficient amount of debt investments. At present, Ventures has no debt investments outstanding and, since inception of the SBA borrowings, has made relatively few debt investments. As a result, the SBA could prevent further borrowings by Ventures and could also accelerate the payment of the outstanding debentures because of a failure to comply with applicable SBA debt/equity requirements. If the SBA were to accelerate the outstanding debt, Ventures may not have sufficient cash to repay the debt and might have to dispose of investment securities to repay the debt. The dispositions may occur at times and on terms that would not maximize the value of those investments and the proceeds of any dispositions may not be sufficient to repay the debt. In addition, because of laws and regulations regarding the Investment Company Act of 1940 (the "1940 Act"), the Company may be required to restrict Ventures’ growth or dispose of investments in order to avoid registration under the 1940 Act at some time in the future. See "Considerations Under the Investment Company Act of 1940."

Allegiance

                    Allegiance has had no current source of funding available to make additional loans since December 15, 2000 and, as a result, no current ability to continue to make new loans or to grow its business. See "Item 1—Business—Recent Developments" and Note 6 of the Notes to Consolidated Financial Statements.

DPFC

                    DPFC operations are in run-off. Point West Capital, as servicer under the Securitized Notes, performs monitoring and collection activities for DPFC and incurs administrative costs associated with these activities. Point West Capital is reimbursed for these costs subject to priority provisions contained in the Indenture. Principal, interest payments and other costs related to the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof.

Description of Revolving and Term Certificates

                    Pursuant to the Allegiance Financing, a consortium of insurance companies (the "Investors") provided funding to Allegiance beginning in November 1998. The Company and the Investors executed amendments that extended the Allegiance Financing, which was originally scheduled to end in September 1999, through April 15, 2000, and executed additional amendments that extended it through December 15, 2000.

                    Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued. At December 31, 2000, revolving certificates held by third parties were outstanding in the aggregate principal amount of $9.1 million. At December 31, 2000, such certificates bore interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR plus a weighted-average spread of 3.3%. The weighted-average interest rate of the revolving certificates held by third parties at December 31, 2000 was 9.5%. See "Item 1—Business—Recent Developments." Allegiance funded and retained an unrated revolving certificate in the principal amount of $2.2 million. The unrated certificate represents the right to receive all excess cash flow from Allegiance Trust I related to the revolving certificates. The revolving certificates held by third parties have ratings from Fitch, Inc. ranging from A to B. At December 31, 2000, the term certificates held by third parties were outstanding in the aggregate principal amount of $23.9 million. The weighted-average fixed interest rate of the term certificates held by third parties was 8.1%. Allegiance funded and retained an unrated term certificate that represents the right to receive a 17.5% coupon subject to other priority payments, including payments on the senior certificates. At December 31, 2000, the outstanding principal balance of the unrated term certificate was $2.6 million. Allegiance retained an additional unrated term certificate that represents the right to receive 90% of the excess cash flow from Allegiance Trust I related to the term certificates. This term certificate does not have a principal balance. The term certificates held by third parties have ratings from Fitch, Inc. ranging from AA to B.

                    In connection with the Allegiance Financing and the extensions thereunder, Allegiance Capital paid an aggregate of $375,000 in commitment fees when funds were initially borrowed. Of such commitment fees, $125,000 was amortized over the expected life of the initial revolving certificates and $250,000 is being amortized over the expected life of the term certificates (15 years). These allocations were based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates. In the event that a default occurs and the Investors liquidate the collateral, any remaining unamortized commitment fees will be expensed in the period in which such actions occur.

                    Because two loans held by Allegiance were in default in the fourth quarter of 2000, Allegiance was not able to utilize funds available under the Allegiance Financing during the final month of the facility and also was not able to issue term certificates on December 15, 2000 to retire the outstanding revolving certificates. Because the revolving debt was not repaid by February 15, 2001, the interest rate on such debt increased by 1.00%. The Company and the Investors recently executed amendments providing additional time to work out the non-performing loans and to retire the revolving certificates. A failure to work out the non-performing loans by April 15, 2001 or to retire the revolving debt by July 15, 2001 could result in a default. In addition, if a default occurs, the Investors have the right to accelerate all debt issued under the Allegiance Financing, terminate Point West Capital as the servicer and Allegiance Capital as the special servicer and liquidate the collateral. Also as a result of non-performing loans, under the terms of the Allegiance Financing, (1) neither Point West Capital nor Allegiance Capital is currently receiving payment for the servicing activities that it provides to Allegiance and (2) Allegiance Capital is not currently receiving any principal or interest payments under revolving or term certificates issued to

Allegiance Capital under the Allegiance Financing. During 2000, servicing fees paid to Point West Capital and Allegiance Capital were approximately $5,000 and $4,000 per month, respectively. Payments under the revolving and term certificates issued to Allegiance Capital are initially expected to be approximately $42,000 per month, assuming all the underlying loans were performing, but would decrease as the principal balances on underlying loans decreased.

                    Under the Allegiance Financing, a liquidity account (the "Reserve Account") is required to be maintained, generally at 1% of the aggregate balance of loans underlying the revolving and term certificates, subject to a minimum of $250,000. The required amount can increase by a formula amount upon the incurrence of, and based on a fraction of the dollar amount of, any delinquent, defaulted or under-performing loans. As a result of the two defaulted loans, as of February 15, 2001 the Reserve Account balance was required to be $853,000, but the balance was $429,000. Therefore, cash not needed to make payments to third party certificate holders, and which would therefore be paid to Allegiance and Point West as described above, is generally being deposited in the Reserve Account. Pursuant to recent amendments executed by the Company and the Investors, certain expenses being incurred in connection with the non-performing loans are being permitted to be paid from funds held in the Reserve Account.

                    Point West Capital acts as servicer and Allegiance Capital acts as special servicer pursuant to a Servicing Agreement (the "Allegiance Servicing Agreement"). As servicer, Point West Capital is required to provide monthly reports to the trustee regarding loan collections, to maintain the loan payment records and to provide related monitoring services. Point West Capital receives a fee of 0.20% per annum on the outstanding balance of the loan pool underlying the revolving and term certificates, and bears all expenses related to its duties, as well as the trustee fee. As special servicer, Allegiance Capital provides quarterly reports to the trustee regarding loan collateral performance and is responsible for managing any delinquencies, defaults or liquidations. An unaffiliated third party provides additional services with respect to loan collateral monitoring as servicing advisor. Allegiance Capital receives a fee of 0.20% per annum on the outstanding balance of the loan pool underlying the revolving and term certificates, and bears all expenses related to its duties, as well as the servicing advisor’s fees. However, such payments to Point West Capital and Allegiance Capital are not being made while the two loans remain in default. Point West Capital, Allegiance Capital and the servicing advisor are entitled to receive reimbursement from loan collections for certain expenses which may be incurred with respect to loan defaults, work-outs or dispositions. All amounts owed to Point West Capital and Allegiance Capital are subject to availability of cash after payment of certain other priority amounts pursuant to the Allegiance Trust Agreement. An event of default under the Allegiance Servicing Agreement will occur upon, among other things, (i) failure by the servicer, special servicer or servicing advisor to remit any loan collections received by them, (ii) failure by the servicer, special servicer or servicing advisor to deliver the reports required to be delivered by them or (iii) the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to the servicer, special servicer or servicing advisor. If an event of default occurs and is not remedied, the offending party, servicer, special servicer, or servicing advisor, may be replaced at the request of the Investors and replaced by a nominee of Allegiance Funding, subject to the approval of the Investors.

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

                    The Indenture contains certain covenants restricting the activities of DPFC. Events of default under the Indenture include (i) a default in payment of principal or interest on the Securitized Notes when due, (ii) a default by DPFC in the performance of any material covenant or a material breach of a representation or warranty of DPFC which is not cured within 30 days and (iii) certain events of bankruptcy, insolvency and reorganization involving DPFC.

                    Point West Capital acts as servicer under the Indenture pursuant to a Contribution, Sale and Servicing Agreement (the "DPFC Servicing Agreement") and receives a monthly fee of $18,000 from March 2000 through June 2002. Point West Capital is required under the DPFC Servicing Agreement to monitor each policy and to cause the collection and remittance to the trustee of the face value of matured policies. Point West Capital pays all expenses related to such monitoring and collection services, including paying premiums and back-end fees, and is reimbursed for certain expenses. To the extent that cash available under the Indenture through collection activities is insufficient to reimburse Point West Capital, the Noteholders pursuant to the DPFC Agreement are required to deposit monies sufficient to make such payments. For further discussion see "Results of Operations by Segment - Viatical Settlements - Certain Accounting Implications for DPFC." The DPFC Servicing Agreement contains certain covenants restricting Point West Capital’s activities, including (i) restrictions on mergers, (ii) provisions related to respecting the separate legal status of DPFC, (iii) a requirement that no person will own a greater percentage of the aggregate voting power of equity securities of Point West Capital entitled to vote in the election of directors than the percentage collectively beneficially owned by the Point West Capital’s executive officers and no person other than Point West Capital’s executive officers will own more than 20% of such aggregate voting power, (iv) a requirement that Point West Capital’s executive officers constitute a majority of the Board and (v) a requirement that Point West Capital employ at least two of Point West Capital’s executive officers (or such other personnel reasonably acceptable to the Noteholders) in their respective current capacities. An event of default will occur under the DPFC Servicing Agreement if, among other things, (i) an event of default occurs under the Indenture, or (ii) certain events of bankruptcy, insolvency or reorganization occur with respect to Point West Capital. If an event of default occurs under the DPFC Servicing Agreement, Point West Capital can be replaced as servicer under the Indenture. The back-up servicer is the trustee under the Indenture.

Income Taxes

                    The Company has significant NOLs for tax purposes. The NOLs are primarily related to losses incurred by DPFC. The Company believes that a substantial portion of its NOLs will not be utilized due to its inability to consistently generate taxable earnings. As a result, during 2000 the Company re-established valuation allowances which reduced the deferred tax asset to zero. In 1999, the majority of NOLs were used to offset the income primarily related to sales of securities by Ventures. The Company recorded a tax benefit in the amount of $590,000 and the valuation allowance was eliminated in the fourth quarter of 1999.

Considerations Under the Investment Company Act of 1940

                    The 1940 Act creates a comprehensive regulatory framework applicable generally to investment companies (i.e., companies engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act, whether or not those companies intend to be engaged primarily in such business). Companies that are subject to the 1940 Act must register with the SEC as investment companies and upon registration become subject to extensive regulation. The Company believes, based on its current activities and the nature of its assets, that it should not be deemed to be an investment company because it is not engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act and the rules of the SEC promulgated thereunder, and does not hold itself out as an investment company.

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

                    Although the Company believes that it should not be deemed to be an investment company, it is possible that it could be deemed one in the near future as a result of the following:

A decline in the Company’s non-investment activities, including a decrease in Allegiance’s loan origination activities and DPFC’s future servicing activities;

The Company’s inability to commence or acquire other complementary financial services businesses as rapidly as it had hoped;

The success of Ventures, which holds a number of investment securities; and

The success of other investments by Point West Capital.

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

                    The Company is assessing its long-term strategy including its strategy to ensure that it is not deemed to be an investment company. However, some elements of this strategy may, at least in the short term, materially and adversely affect the Company’s financial condition or results of operations, or both. The elements of this strategy, which are subject to the risks described below may involve:

Pursuing the growth of new operating businesses, by acquisition or internal development;

Attempting to resume Allegiance’s loan origination activities; and

Continuing to dispose of investment securities and/or restricting the growth of Ventures’ business. Although the Company intends to continue Ventures’ investment activities, the Company does not intend to contribute more capital to Ventures.

Growth of New Operating Businesses

                    The Company continues to seek advice from financial advisors to assist it in its strategy of developing or acquiring new operating businesses that do not involve investment securities. Although the Company intends to pursue businesses that are complementary to the Company’s current businesses, these businesses may not necessarily involve financial services. These businesses will be operating entities that do not own, trade or hold any significant amount of investment securities. Since 1998, the Company has been unable to develop or acquire new suitable operating businesses on terms acceptable to the Company. The Company may not find any suitable businesses to acquire or develop on terms acceptable to the Company. In addition, the Company may not have sufficient capital or access to outside funding to finance the development or acquisition of complimentary businesses. Furthermore, the Company may not be able to successfully integrate the operations of any new businesses. Finally, any new businesses may not contribute positively to the Company’s financial condition or results of operations.

Resuming Allegiance’s Loan Origination Activities

                    The Company is evaluating its plans to resume and grow Allegiance’s commercial loan activities. However, these plans are dependent on Allegiance’s ability to obtain an external funding source to repay the revolving certificates under the Allegiance Financing and support further loan origination activities. No assurance can be given that Allegiance will be able to locate a funding source or that, if a funding source is found, that it will be available on economically feasible terms. Assuming that Allegiance obtains an external funding source, its activities will depend on the market’s acceptance of its product offerings and services, Allegiance’s ability to find suitable creditworthy borrowers and competitive pressures in the lending industry.

Disposing of Investment Securities/Limiting Growth of Ventures

                    The Company may determine that it must dispose of additional investment securities to avoid being deemed an investment company or to fund the Company’s current operations or the growth of its other businesses. The dispositions may occur at times and on terms that would not maximize the value of these investments. Given the volatile nature of the market, and in some cases, lack of a market, for some of these investments, sales could occur at severely depressed prices. In addition, the dispositions may result in disadvantageous tax consequences. The Company intends to use any proceeds of any additional sale to support its working capital (including further investments by Ventures). Pending final use, proceeds of any additional sale will likely be invested in U.S. government securities.

                    The Company also currently intends to limit the growth of Ventures’ business. Although Ventures may invest in investment securities, the Company does not intend to contribute more capital to Ventures. Limiting Ventures’ growth may materially adversely affect the Company’s future financial condition and results of operations.

Forward Looking Statements

                    This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" relating to (1) the amount of any loss resulting from the sale of two funeral homes now owned by Allegiance as a result of a litigation settlement reached in 2000, (2) the amount of any loss experienced in connection with two loans made by Allegiance that are in default, (3) adequacy of the Company’s allowance for loan losses, (4) the resumption of payments to Point West Capital and Allegiance Capital for servicing activities provided to Allegiance and to Allegiance Capital under revolving and term certificates issued to Allegiance Capital under the Allegiance Financing, (5) level of other general and administrative expenses for 2001, (6) sufficiency of the Company’s liquidity and capital resources (see "Liquidity and Capital Resources"), (7) the Company’s ability to continue not being subject to registration and regulation under the 1940 Act (see "Considerations Under the Investment Company Act of 1940"), (8) amounts of additional cash to be contributed to Allegiance Trust I, (9) Ventures’ ability to borrow funds from the SBA (see "Liquidity and Capital Resources"), (10) SocietyPool’s development and offering of a new type of financial product and (11) management’s belief that the Former CEO or the Former Special Consultant is not entitled to the relief requested in its action against Point West Capital (see "Item 3—Legal Proceedings"). Such statements are based on management’s belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) Allegiance’s ability to realize upon liquidation the value attributed to the two funeral homes now owned by Allegiance, (2) Allegiance’s ability to foreclose on the collateral and realize an amount on foreclosure at least equal to the carrying value of two Allegiance loans which are currently in default, (3) the continuing ability of borrowers to perform under loans previously made by Allegiance and factors such as general economic conditions that would affect such ability, (4) Allegiance’s ability to resolve the two currently non-performing loans, (5) litigation expenses arising from current and future legal proceedings related to the Company’s businesses, including non-performing loans or investments and SocietyPool, (6) the results of the Company’s consideration of strategic options and any costs associated with a chosen option, (7) availability and cost of capital, (8) the factors described under "Considerations Under the Investment Company Act of 1940," (9) increases in the LIBOR rate and future amounts outstanding under the Class A-R revolving certificates, (10) Ventures’ ability to access more SBA debt, (11) Ventures’ ability to originate a sufficient amount of debt investments that qualify for financing under the SBA regulations and (12) the outcome of the litigation relating to SocietyPool and the viability of and the market’s acceptance of SocietyPool’s new financial product.

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

                    Market risk refers to the risk that a change in the level of one or more market prices, interest rates, or other market factors, such as liquidity, will result in losses for a specified position or portfolio. The Company’s exposure to market risk arises primarily from the Company’s investments in the stock of public and private companies, fixed rate loans and debt investments made by Allegiance and Ventures and Allegiance’s variable rate debt. The Company’s management believes the Company’s risk management and hedging practices result in carefully managed market exposure.

                    The Company has investment holdings in various companies. Due to the varying nature of these investments, it is difficult to correlate the effects of the market to a particular market index. Management reviews the effects of the market on an individual investment-by-investment basis.

                    During 1999, the Company hedged a position it held in an Internet service provider and realized a $317,000 gain in connection with such hedging activity. At December 31, 2000 no such hedges were in place. However, the Company may hedge certain positions in the future.

                    The table below represents principal cash flows and weighted-average interest rates for the Allegiance loans outstanding at December 31, 2000:

	2001	2002	2003	2004	2005	Thereafter
Fixed rate loans (1)(2)	$ 882,086	$ 999,925	$ 1,102,787	$ 1,216,279	$ 1,341,505	$28,400,010
Average interest
Rates (1)
	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
(1)	The principal cash flows for fixed rate loans and average interest rates do not include two defaulted loans.
(2)	The Company hedged its interest rate exposure related to the loans made by Allegiance because the interest rate at which Allegiance anticipated issuing term certificates in connection with the extension of the Allegiance Financing were to be set in the future. Allegiance utilized futures contracts to hedge certain interest rate exposure between the time of origination of the loans and the expected issuance of such term certificates. At present, Allegiance has no open hedges.

                    In connection with the Allegiance Financing, Point West Capital agreed to provide additional cash to Allegiance Trust I in the event that monthly LIBOR interest rates exceed 6.16%. To date, Point

West Capital has been required to make immaterial payments. The amount of additional cash, if any, to be provided will be a function of several variables including the monthly LIBOR interest rate and the outstanding balance of one of the Allegiance Financing revolving certificates.

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 31 through 58.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

None other than as previously reported in Point West Capital’s Form 8-K dated September 20, 1999 and filed on September 27, 1999.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and
Stockholders of Point West Capital Corporation:

We have audited the accompanying consolidated balance sheets of Point West Capital Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Point West Capital Corporation and Subsidiaries for the year ended December 31, 1998 were audited by other auditors whose report dated February 27, 1999 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point West Capital Corporation and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

San Francisco, California
March 13, 2001

Report of KPMG, LLP Independent Auditors

The Board of Directors and Stockholders
Point West Capital Corporation:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of Point West Capital Corporation for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations, changes in stockholders’ equity and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America

KPMG LLP

San Francisco, California
February 27, 1999

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2000	1999

Cash and cash equivalents	$2,987,686	$12,836,125
Restricted cash	2,442,315	3,074,057
Investment securities:
Held-to-maturity
	—	2,504,610
Available-for-sale
	115,599	6,519,821
Matured policies receivable	243,728	—
Taxes receivable	196,094	—
Loans receivable, net of unearned income of $713,520 and $540,867, respectively, and net of an allowance for loan losses of $190,000 and $155,000, respectively
	36,889,745	35,467,079
Purchased life insurance policies	30,405,291	31,727,966
Non-marketable securities	10,443,654	5,933,133
Deferred financing costs, net of accumulated amortization of $1,558,265 and $1,378,623, respectively
	720,063	656,376
Furniture and equipment, net of accumulated depreciation of $32,468 and $12,976, respectively
	70,782	34,917
Other assets	1,118,250	2,771,767

Total assets
	$85,633,207	$101,525,851

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense	$263,537	$346,483
Accounts payable	375,115	238,326
Accrued compensation payable	416,891	543,400
Accrued litigation settlement	—	2,205,000
Taxes payable	—	141,100
Revolving certificates	9,133,287	4,200,000
Term certificates	23,897,245	24,498,815
Securitized notes payable	35,276,369	38,528,914
Debenture payable	6,500,000	3,000,000
Deferred income taxes	—	281,020

Total liabilities
	$75,862,444	$73,983,058

Stockholders' equity:
Common stock, $0.01 par value; 15,000,000 authorized shares, 4,391,124 and 4,390,124 shares, respectively, issued 3,352,624 and 3,351,624 shares, respectively, outstanding

	43,911	43,901
Additional paid-in-capital	30,091,689	30,088,949
Accumulated comprehensive (loss) income, net of tax	(109,522)	2,098,960
Accumulated deficit	(17,381,283)	(1,814,985)
Treasury stock, 1,038,500 shares	(2,874,032)	(2,874,032)

Total stockholders' equity
	$9,770,763	$27,542,793

Total liabilities and stockholders' equity
	$85,633,207	$101,525,851

See accompanying notes to consolidated finanaical statements.

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	1999	1998
Revenues:
Interest income
	$4,888,832	$3,314,280	$1,494,079
Net (loss) gain on securities
	(10,714,267)	15,785,036	(998,813)
Gain on assets sold
	—	7,751	165,346
Other
	236,544	407,439	234,673
Earned discounts on matured policies
	—	203,801	438,792

Total Revenues
	(5,588,891)	19,718,307	1,334,077

Expenses:
Interest expense
	3,485,649	4,962,878	3,679,566
Compensation and benefits
	2,541,750	1,936,807	1,514,812
Other general and administrative expenses
	4,382,950	3,097,131	1,728,169
Amortization
	179,642	470,775	352,181
Depreciation
	19,492	8,507	4,128

Total expenses
	10,609,483	10,476,098	7,278,856

(Loss) gain before income taxes, net loss in wholly owned financing subsidiary charged to reserve for equity interest and extraordinary gain
	(16,198,374)	9,242,209	(5,944,779)

Income tax benefit (expense)	(609,927)	589,885	(5,600)

Net loss in wholly owned financing subsidiary charged
to reserve for equity interest
	—	—	2,300,037

(Loss) income per share before extrordinary gain
	(16,808,301)	9,832,094	(3,650,342)

Extraordinary gain, net of income taxes of $822,154	1,242,003	—	—

Net (loss) income
	$(15,566,298)	$9,832,094	$(3,650,342)

Earnings per share - Basic:
(Loss) income per share before extraordinary gain:
	$(5.01)	$2.95	$(1.12)
Extraordinary gain
	0.37	—	—

Net (loss) income
	$(4.64)	$2.95	$(1.12)

Earnings per share - Diluted:
(Loss) income per share before extraordinary gain:
	$(5.01)	$2.70	$(1.12)
Extraordinary gain
	0.37	—	—

Net (loss) income
	$(4.64)	$2.70	$(1.12)

Weighted-average number of shares of common stock
outstanding
	3,352,534	3,329,409	3,253,324
Weighted-average number of shares of common stock
and common stock equivalents outstanding
	3,352,534	3,641,716	3,253,324

See accompanying notes to consolidated finanaical statements.

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2000, 1999 and 1998

				Accumulated
	Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Paid-in-Capital	Income (Loss)	(Deficit)	Treasury Stock	Total
Balances at January 1, 1998	$4,291,824	$42,918	$29,496,720	$2,597,239	$(7,996,737)	$(2,874,032)	$21,266,108
Comprehensive loss:
Net loss	—	—	—	—	(3,650,342)	—	(3,650,342)
Other comprehensive loss:
Unrealized investment losses
	—	—	—	(2,786,205)	—	—	(2,786,205)
Comprehensive loss	—	—	—	—	—	—	(6,436,547)

Balances at December 31, 1998	4,291,824	42,918	29,496,720	(188,966)	(11,647,079)	(2,874,032)	14,829,561
Comprehensive income:
Net income	—	—	—	—	9,832,094	—	9,832,094
Other comprehensive income, net of
income tax:

Net unrealized investment gains, net

of tax of $1.4 million
	—	—	—	2,287,926	—	—	2,287,926
   Comprehensive income
	—	—	—	—	—	—	12,120,020
Issuances of common stock
(options exercises, including tax effect)	98,300	983	592,229	—	—	—	593,212

Balances at December 31, 1999	4,390,124	43,901	30,088,949	2,098,960	(1,814,985)	(2,874,032)	27,542,793
Comprehensive income:
Net loss	—	—	—	—	(15,566,298)	—	(15,566,298)
Other comprehensive loss, net of
income tax:

Net unrealized investment losses
	—	—	—	(2,208,482)	—	—	(2,208,482)
   Comprehensive loss
	—	—	—	—	—	—	(17,774,780)
Issuances of common stock
(options exercised, including tax effect)	1,000	10	2,740	—	—	—	2,750

Balances at December 31, 2000	$4,391,124	$43,911	$30,091,689	$(109,522)	$(17,381,283)	$(2,874,032)	$9,770,763

See accompanying notes to consolidated finanaical statements.

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net (loss) income
	$(15,566,298)	$9,832,094	$(3,650,342)
Adjustments to reconcile net (loss) income to net cash

  used in operating activities:

Depreciation and amortization
	199,134	479,282	356,309
Loss on loan receivable
	1,204,964	140,000	—
Gain on assets sold
	—	(7,751)	(165,346)
Provision for loan losses
	35,000	105,000	50,000
Net loss (gain) on securities
	10,714,267	(15,785,036)	998,813
Interest income received as warrants
	(1,101,532)	(624,918)	(97,816)
Earned discounts on matured policies
	—	(203,801)	(438,792)
Deferred tax asset
	371,069	(1,117,141)	—
Extraordinary gain
	(1,242,003)	—	—
Changes in operating assets and liabilities:

Collections on matured life insurance policies
	1,191,412	2,377,984	3,209,114
Other assets
	186,118	(400,375)	11,600
Taxes receivable (payable)
	(337,194)	479,376	—
Accrued interest expense
	(82,946)	82,678	80,655
Accounts payable
	136,789	45,890	(24,415)
Accrued compensation payable
	(126,509)	321,400	29,000
Decrease in reserve for equity interest in wholly

  owned financing subsidiary
	—	—	(2,084,412)

Net cash used in operating activities
	(4,417,729)	(4,275,318)	(1,725,632)

Cash flows from investing activities:
Proceeds from sale of other assets
	—	27,126	229,067
Purchase of furniture and equipment
	(55,357)	(18,059)	(22,630)
Decrease in restricted cash
	631,742	79,456	603,201
Purchase of held-to-maturity securities
	—	(4,479,856)	—
Proceeds from maturity of held-to-maturity securities
	2,504,610	1,975,246	—
Purchase of investment and non-marketable securities
	(14,288,678)	(9,493,806)	(6,808,817)
Proceeds from sale of investment and non-marketable securities
	2,886,852	24,640,599	3,087,691
Additions to loans receivable
	(7,013,553)	(26,175,058)	(6,549,689)
Principal payments on loans receivable
	3,500,923	650,569	327,815

Net cash used in investing activities
	(11,833,461)	(12,793,783)	(9,133,362)

Cash flows from financing activities:
Principal payments on securitized notes payable
	(1,188,388)	—	(275,193)
Proceeds from SBA debenture
	3,500,000	—	3,000,000
Proceeds from revolving certificates
	5,098,000	23,908,039	5,400,045
Principal payments on revolving certificates
	(164,713)	(25,108,084)	—
Proceeds from term certificates
	—	24,635,000	—
Principal payments on term certificates
	(601,570)	(136,185)	—
Increase in deferred financing costs
	(243,328)	(316,606)	(637,292)
Proceeds from options exercised
	2,750	254,936	—

Net cash provided by financing activities
	6,402,751	23,237,100	7,487,560

Net (decrease) increase in cash and cash equivalents
	(9,848,439)	6,167,999	(3,371,434)
Cash and cash equivalents, beginning of period	12,836,125	6,668,126	10,039,560

Cash and cash equivalents, end of period	$2,987,686	$12,836,125	$6,668,126

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
Unrealized (loss) gain on securities available for sale, net of tax
	$(2,208,482)	$2,287,926	$(2,786,205)
Receipt of warrants
	$1,101,532	$624,918	$97,816
Reduction in securitized notes payable in

    connection with extraordinary gain
	$2,064,157	$—	$—
Establishment of receivable from insurance company
	$—	$2,205,000	$—
Accrued litigation settlement
	$—	$2,205,000	$—
Accrued litigation settlement offset against other assets
	$2,205,000	$—	$—
Increase in other assets offset by reduction in loans receivable
	$850,000	$—	$—
Supplemental disclosure of cash flow information:
Taxes paid
	$610,790	$64,156	$19,680
Cash paid for interest
	$3,378,086	$4,880,200	$3,598,911

See accompanying notes to consolidated finanaical statements.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2000, 1999 and 1998

1.                 Summary of Significant Accounting Policies

a. General Description

                    Point West Capital Corporation ("Point West Capital"), including its consolidated entities (collectively the "Company"), is a specialty financial services company with historic operations in four business segments: (i) small business loans and investments through Point West Venture Management, LLC ("Point West Management") and Point West Ventures, LP ("Point West Ventures"), (ii) loans to funeral homes and cemeteries through Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Allegiance Management Corp. ("Allegiance Management"), (iii) viatical settlements through Dignity Partners Funding Corp I ("DPFC") and (iv) other activities through Point West Capital, SocietyPool.com, LLC ("SocetyPool") and Point West Securities, LLC ("PWS").

                    Subsequent to February 1997, the Company expanded its financial services business through the operations of Point West Management, Point West Ventures, Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. ("NASD"). During 2000 the Company formed SocietyPool. SocietyPool was formed to develop and pursue a new financial product. It is still in the development stage. See Note 12. References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management. The activities of Ventures and Allegiance changed substantially in 2000. See Note 2.

                    The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In February 1997, Point West Capital’s Board of Directors (the "Board") decided to cease the Company’s viatical settlement business. In the third quarter of 1996 the Company decided to sell all or substantially all of its life insurance policies, other than those owned by DPFC, and completed substantially all of the sales in 1997. Point West Capital continues to service the life insurance policies held by DPFC.

                    To date, SocietyPool has conducted limited market research but has not engaged in operations. See Note 12. To date, the operations of PWS have not been material to the Company.

                    Point West Capital was incorporated in the State of Delaware as Dignity Partners, Inc. in September 1992 and commenced operations on January 2, 1993. Effective August 1, 1997, its name was changed to Point West Capital Corporation.

b. Principles of Consolidation

                    The consolidated financial statements include the accounts of Point West Capital and its majority owned subsidiaries described below. The revenues, expenses, assets and liabilities of the subsidiaries are included in the respective line items in the consolidated financial statements after the elimination of inter-company accounts and transactions.

                    The Company consolidates the assets, liabilities and operations of Point West Management, a wholly owned limited liability company, and Point West Ventures, a related limited partnership, both formed in June 1997. Point West Ventures received its small business investment company ("SBIC")

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

license from the Small Business Administration ("SBA") effective September 1997. Point West Management is the sole general partner of Point West Ventures and owns 99.981% of the partnership interests. Point West Capital is one of the two limited partners of Point West Ventures and owns 0.017% of the partnership interests. One unaffiliated limited partner owns the remaining 0.002% of the partnership interests. Point West Ventures provides loans, debt and equity capital to small companies as defined by the SBA. Point West Ventures commenced operations in August 1997.

                    The Company consolidates the assets, liabilities and operations of Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management. In September 1997, the Company formed Allegiance Capital, a limited liability company, to provide senior secured loans to owners of funeral homes and cemeteries. Point West Capital has a 65% ownership interest in, and 95% voting control of, Allegiance Capital and serves as the managing member. Allegiance Capital’s president and its vice president of marketing have the balance of such interests. Point West Capital made the only capital contributions to Allegiance Capital in the aggregate amount of $8.1 million. During 1998, Point West Capital was allocated 99.5% of the interest on loans through November 20, 1998, which was the initial funding date for the Allegiance Financing (as defined in Note 6). Subsequent to November 20, 1998, Point West Capital was allocated a preferred return (based on the weighted-average interest rate of all loans outstanding) to the extent that Point West Capital’s capital investment in Allegiance exceeds $3.0 million. In addition, net profits of Allegiance Capital for each calendar year are allocated to Point West Capital in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall is to be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West Capital to the extent that in each year sufficient profits are available with no carry forward provided. To date, net profits have not been sufficient to make such allocations. As a result, a shortfall of approximately $4.2 million is being carried over indefinitely. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital, and Allegiance Management, which is a special purpose subsidiary formed to manage Allegiance Funding. Pursuant to a Trust Agreement dated August 1, 1998 (the "Allegiance Trust Agreement"), Allegiance Funding formed a trust, Allegiance Trust I, to consummate a structured financing which provided $33 million of debt to support Allegiance’s lending activities (the "Allegiance Financing"). See Note 6.

                    The Company consolidates the assets, liabilities and operations of its wholly owned special purpose subsidiary, DPFC.

                    In addition, the Company consolidates the assets, liabilities, and operations of SocietyPool, which was formed to develop and pursue a new financial product. The Company has a 51% ownership in and 51% voting control of SocietyPool and is the Manager. The Company is involved in arbitration with two other members of SocietyPool.  See Note 12.

                    The Company consolidates the assets, liabilities and operations of PWS, a wholly owned limited liability company, formed in July 1998. PWS received its license from the NASD to become a licensed securities broker-dealer in December 1998. PWS is registered as a broker-dealer registered with the Securities and Exchange Commission (the "SEC") and in California.

c. Loans Receivable and Allowance for Loan Losses

                    Loans receivable at December 31, 2000 includes loans made to unaffiliated third parties through Allegiance. Loans receivable at December 31, 1999 includes loans made to unaffiliated third parties through Allegiance and Ventures. Such loans are reported at the principal amount outstanding, net of unearned income, hedging gains and losses and the allowance for loan losses. Unearned income

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

represents fees paid by borrowers to Allegiance Capital net of direct expenses. The allowance for loan losses is estimated by management based on a review of the loans and factors that in management’s judgement indicate impairment inherent in the portfolio on the balance sheet date. At December 31, 2000 and 1999 the allowance for loan losses was $190,000 and $155,000, respectively. Management believes that the allowance for loan losses is adequate. Although management uses all available information to recognize losses on loans at the time the allowance is established, future additions to the allowance may be necessary. Loans are generally placed on non-accrual status when payment in full is in doubt or the loan is 90 days or more past due as to principal or interest. Loans are returned to accrual status once the above noted factors are no longer present and the loan is current. See Note 4.

d. Purchased Life Insurance Policies

                    From January 1, 1998 through February 29, 2000, the Company recognized income (earned discounts) with respect to its viatical settlement business (i.e. purchased life insurance policies) upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Income recognized was equal to the difference between the policy proceeds (less any back-end sourcing fees) and the carrying value of the policies after giving effect to any reserve for loss on the sale of such policies. The carrying value for each policy consists of the purchase price, other capitalized costs and amounts accreted under the level yield method. The Company ceased using the level yield method for periods beginning after June 30, 1996. Matured policies receivable represents policies for which the Company has received notification that the insured has died and for which the Company is awaiting collection of the face value. A reserve was recorded in 1996 in the amount of $6.9 million to reflect the estimated loss of Point West Capital’s equity interest in DPFC. The reserve provided for the write-off of the unrealized residual value associated with DPFC. The losses of DPFC were charged first against the reserve, which, during the third quarter of 1998, was fully depleted. Losses associated with DPFC after depletion of the reserve during the third quarter of 1998 through February 29, 2000 have been reflected in the Company’s net income (loss) for the appropriate period. See Note 7.

                    Purchased life insurance policies consist only of those policies held by DPFC. The policies held by DPFC are pledged as security for the Securitized Notes (as defined in Note 7). As a result of the imminent default of DPFC under the terms of the Securitized Notes, in March 2000 Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, which is effective from March 2000 through June 2002, the Noteholders will provide funds to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital will continue to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase DPFC’s outstanding stock from Point West Capital for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See Note 7.

e. Deferred Financing Costs

                    Financing costs are capitalized and amortized using the straight-line method over the respective expected terms of the financing arrangements.

f. Furniture and Equipment

                    Furniture and equipment are stated at cost net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally five years.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

g. Income Taxes

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

                    Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and a valuation allowance is established, if necessary, to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized in future years. See Note 9.

h. Cash and Cash Equivalents

                    The Company considers all highly liquid investments purchased within three months of their maturity date to be cash and cash equivalents. Cash and cash equivalents included U.S. Treasury bills with maturities less than three months of $2.0 million and $8.3 million at December 31, 2000 and 1999, respectively.

i. Restricted Cash

                    Restricted cash as of December 31, 2000 includes $2.0 million for SocietyPool. The balance of restricted cash is comprised of funds held by Allegiance Capital Trust and DPFC.  Access to SocietyPool’s funds by SocietyPool’s management or by any creditor or member of SocietyPool has been prohibited pursuant to a separate court order. As a result of the Court's having granted Point West Capital’s motion to dismiss the bankruptcy action, the Company intends to request the Court to vacate such separate order.  The Company is not able to predict what the working capital and operational needs of SocietyPool will be and whether it will have sufficient capital for those needs. See Note 12.

j. Earnings Per Share

                    Earnings per share has been computed according to Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires disclosure of basic and diluted earnings per share. Under SFAS 128, basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period and excludes any dilutive effects of options and warrants. Diluted income (loss) per common share reflects the potential dilutive effect, determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and warrants. See Note 10.

k. Use of Estimates

                    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

l. Stock-Based Compensation

                    The Company accounts for grants of stock options to employees and directors according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25"). Pro forma net (loss) income information, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), is included in Note 14. Options granted to consultants are accounted for in accordance with Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" and are valued using the Black-Scholes method prescribed by SFAS 123.

m. Recent Accounting Developments

                    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133, and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities- An Amendment of FASB Statement No. 133.

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

                    These rules become effective for the Company on January 1, 2001. The effect of this change in accounting is not expected to be material to the Company’s results of operations and financial position.

                    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), Accounting for Transfers of Financial Assets and Extinguishments of Liabilities. SFAS 140 is a replacement of SFAS 125 and is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of SFAS 140 will not have a material effect on the accounting for the Allegiance Financing or on the financial statements of the Company.

                    In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation- An Interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the term of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

or January 12, 2000. The adoption of FIN 44 did not have a significant effect on the Company’s financial position or results of operations.

n.  Reclassifications

                    Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

2.                  Liquidity

                    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2000, the Company incurred a loss before extraordinary gain of $16.8 million, which reduced stockholders’ equity to $9.8 million and increased accumulated deficit to $17.4 million. The Company has also experienced continuing negative cash flows from operations. Cash flows used in operating activities for the years ended December 31, 2000, 1999 and 1998 were $4.4 million, $4.3 million and $1.7 million, respectively.

                    In addition, on November 13, 2000, the Company received a notice from Nasdaq, which indicated that, because of the recent decline in the price of the Company’s Common Stock, the Company failed to meet one of the listing requirements of The Nasdaq Stock Market’s National Market System ("NMS") to maintain a public float having a market value equal to at least $5 million. Nasdaq indicated that, if the Company did not satisfy such requirement by February 12, 2001, Nasdaq would de-list the Common Stock at the opening of business on February 14, 2001 unless the Company requested a hearing to appeal the decision. The Company does not satisfy such requirement. On February 8, 2001, however, the Company filed a request for a hearing to appeal the de-listing. The hearing is set for March 28, 2001, and the de-listing of the Common Stock has been suspended until that date.

                    In January 2001, the Company also received a Nasdaq Staff Determination Letter advising the Company that its Common Stock had failed to maintain a $1.00 minimum bid price over the 30 consecutive trading days preceding the date of the January letter. Under Nasdaq’s listing maintenance standards, if the closing bid price of the Common Stock is under $1.00 per share for 30 consecutive trading days and does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may de-list the Common Stock from trading on Nasdaq. The Common Stock has traded below $1.00 per share since December 7, 2000. The Company plans to file an application for listing on the Nasdaq Stock Market’s SmallCap Market ("SmallCap Market."). Although the Common Stock does not currently satisfy the listing requirement of a $1 minimum bid price for the SmallCap Market, the Board of Directors of the Company has approved, subject to stockholder approval, a reverse stock split. If the Company is unable to obtain approval for a listing on the SmallCap Market, the Company’s Common Stock may be traded on the Nasdaq OTC Bulletin Board .

                    Also, during December 2000, Allegiance’s ability to access further debt under the Allegiance Financing was suspended as a result of two non-performing loans. On December 15, 2000, the Allegiance Financing expired. Allegiance has no current source of funding available to make additional loans. Consequently, Allegiance suspended its loan origination activities, and began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable by February 15, 2001 to convert to term loan certificates or otherwise repay $9.1 million of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving loan certificates increased by 1% per annum, effective February 15, 2001, to 10.5%. If Allegiance is unable to repay the revolving loan certificates by July 15, 2001, the Investors could declare an event of default under the Allegiance Financing. In addition, if Allegiance is unable to resolve the non-performing loans by April 15, 2001, the Investors (as defined in Note 6) could declare an event of default under the Allegiance

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Financing. If the Investors were to declare an event of default, all amounts owed under the Allegiance Financing could be accelerated. Also as a result of non-performing loans, under the terms of the Allegiance Financing (1) neither Point West Capital nor Allegiance Capital is currently receiving payment for the servicing activities that it provides to Allegiance and (2) Allegiance Capital is not currently receiving any principal or interest payments under the debt certificates issued to Allegiance Capital under the Allegiance Financing. If the loans are worked out to the satisfaction of Allegiance and the Investors, the Company expects that payments to Point West Capital and Allegiance Capital for servicing activities and to Allegiance Capital under the debt certificates issued to Allegiance Capital will resume.

                    Additionally, Ventures has failed to comply with applicable SBA portfolio mix requirements, which currently require that at least 30% of its investments be in the form of debt securities. At present, Ventures has no debt investments outstanding and, since inception of the SBA borrowings, has made relatively few debt investments. As a result, the SBA could prevent further borrowings by Ventures and could also accelerate the payment of the outstanding debentures. If the SBA were to take this action, Ventures may not have sufficient liquidity, at least in the short term, to grow its business. Additionally, Ventures may not have sufficient cash to repay the SBA debt and might have to dispose of investment securities to repay the debt. The dispositions may occur at times and on terms that would not maximize the value of those investments and the proceeds of any dispositions may not be sufficient to repay the debt.

                    Furthermore, as a result of volatility and uncertainty in the financial markets during the latter part of 2000, the Company substantially reduced new business activity and began a cost reduction effort. During the fourth quarter, Ventures made only one new investment and provided additional capital to a limited number of existing portfolio companies.

                    Finally, on September 5, 2000, two members of SocietyPool filed a petition in federal bankruptcy court in New Mexico on behalf of SocietyPool. On September 11, 2000 Point West Capital filed a motion to dismiss the bankruptcy petition, alleging that two members lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf and that SocietyPool is not insolvent or otherwise in need of bankruptcy protection. The first issue raised in Point West Capital’s motion to dismiss was tried by the Court in November 2000 and January and February 2001. On March 13, 2001, the Court granted Point West Capital’s motion to dismiss the bankruptcy petition on the ground that the former CEO and Former Special Consultant lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf. The actions in arbitration have been stayed during the bankruptcy proceeding. These arbitration matters could affect whether and to what extent Point West Capital may decide to invest additional funds in SocietyPool and SocietyPool’s financial condition or prospects.

                    In light of the circumstances set forth above, management prepared an assessment of its ability to continue to meet its obligations as they become due through December 31, 2001. One of the main factors to consider in assessing whether the Company can remain liquid through December 31, 2001 is that contractual recourse in an event of default under the Allegiance Financing is limited to Allegiance Funding I and its assets. Another key factor in assessing whether the Company can remain liquid through December 31, 2001 is that Point West Capital did not guarantee and is not a payor on the SBA debentures. As a result, although Allegiance and Ventures may not be able to meet their obligations as they came due in the event either the Investors or the SBA accelerated its respective debt, Point West Capital should still be liquid. Furthermore, the Company has successfully executed the majority of its cost reduction program and, based on its reduced operating plan for year 2001, the Company projects that it has sufficient cash on hand as of December 31, 2000, to allow it to continue to meet its obligations as they become due through December 31, 2001.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.                  Investment Securities

                    Investment securities consist of marketable debt and equity securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires marketable debt and equity securities to be classified into held-to-maturity, available-for-sale and trading categories. Securities classified as available-for-sale are reported in the consolidated balance sheets at fair value with any cumulative unrealized gains and losses, net of any tax effect, included in comprehensive income and reported as a separate component of stockholders’ equity. Management estimates fair value, considering factors such as sales restrictions, the bid and offer prices of securities and volume. Securities classified as held-to-maturity included U.S. Treasury bills reported at fair value with original maturities greater than three months, but less than one year. Any realized gains and losses, interest and dividends and unrealized losses on securities judged to be other-than-temporary are reported in the consolidated statements of operations. During 2000, Ventures determined that an aggregate of $2.5 million of marketable equity securities of 5 companies was impaired and therefore wrote-down $2.5 million carrying values of such securities, which was reflected in the consolidated statements of operations for the year ended December 31, 2000. These write-downs were a result of deterioration of growth prospects for some companies and the uncertainty that such companies will be able to raise additional capital in light of the market downturn related to Internet and other technology stocks.

                    The cost and estimated fair value of investment securities as of December 31, 2000 and 1999 are as follows:

December 31, 2000

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale	$307,204	$-	$(191,605)	$115,599

December 31, 1999

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
U.S. treasury bills
	$2,504,610	$-	$-	$2,504,610

Total held-to-maturity
	$2,504,610	$-	$-	$2,504,610

Available-for-sale
Corporate bonds
	$350,000	$-	$(297,500)	$52,500
Common stock
	2,678,633	4,201,560	(412,872)	6,467,321

Total available-for-sale	$3,028,633	$4,201,560	$(710,372)	$6,519,821

                    Cumulative net unrealized (losses) gains on available-for-sale securities (representing differences between estimated fair value and cost) were $(191,605) and $3.5 million at December 31, 2000 and 1999, respectively. These cumulative net unrealized (losses) gains, net of applicable taxes, are included in accumulated comprehensive (loss) income, a separate component of stockholders’ equity.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.                   Loans Receivable

                    Allegiance had 27 loans outstanding at December 31, 2000 in an aggregate principal amount of $37.8 million, which bore a weighted-average fixed interest rate per annum of 8.9%. Allegiance had 21 loans outstanding at December 31, 1999 in an aggregate principal amount of $33.8 million, which bore a weighted-average fixed interest rate per annum of 9.8%. Principal and interest payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, approximately fifteen years from the initial loan date. At December 31, 2000, two loans were in default and on non-accrual status. Based on collateral securing the defaulted loans, management believes that Allegiance will not incur a material loss in connection with such loans.

                    At December 31, 1999, one loan was in default and on non-accrual status. In October 1999, Allegiance brought an action seeking to collect on this loan and the defendants counterclaimed. In September 2000, Allegiance settled this litigation. Allegiance incurred total losses of $1.3 million in connection with this matter, which are reflected in other general and administrative expenses in the consolidated statement of operations for 2000. Also, other assets in the consolidated balance sheet as of December 31, 2000 includes funeral homes valued at $850,000, which Allegiance now owns as a result of the settlement. See Note 12.

                    From time to time, Allegiance used futures contracts to hedge certain interest rate exposure between the time of loan origination and the expected issuance of term certificates. See Note 6. The futures contracts were intended to protect a portion of the net interest margins earned on the loans. Any realized gain or loss related to these hedges was deferred and recognized by Allegiance over the life of the related loan as an adjustment of interest income. Pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts, all such deferred amounts are reflected in the consolidated balance sheets as an increase (in the case of a hedging loss) or decrease (in the case of a hedging gain), in the carrying value of loans receivable. As of December 31, 2000, Allegiance had cumulative net realized gains on its hedging activities of $100,000 that reduced loans receivable in a like amount. As of December 31, 1999, Allegiance had cumulative net realized gains on its hedging activities of $215,000 that reduced loans receivable in a like amount. As of December 31, 2000 and 1999, Allegiance had no open hedges.

                    Ventures had no loans outstanding at December 31, 2000. Ventures had two loans outstanding at December 31, 1999 in an aggregate principal amount of $2.6 million, one of which was originated in January 1998 and bore interest at a fixed interest rate per annum of 15% and the other of which was originated in November 1999 and bore interest at a variable rate based on the prime rate plus 4% (at December 31, 1999 the prime rate was 8.5%).

5.                  Non-Marketable Securities

                    Non-marketable securities include investments in non-marketable debt and equity securities through Point West Capital and Ventures. The Company accounts for such non-marketable securities using the cost method.

                    Ventures recognized a net loss on securities of $10.4 million in 2000 primarily in connection with the write-down or write-off of impaired investments. During 2000, Ventures determined that an aggregate of $9.8 million of non-marketable debt and equity securities of 11 companies was impaired and wrote-down or wrote-off $9.8 million carrying values of such securities. The write-downs or write-offs were a result of deterioration of growth prospects for some companies and the uncertainty that such companies will be able to raise additional capital in light of the market downturn related to Internet and other technology stocks. Ventures recognized a net gain on securities of $13.0 million (after the write-

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

offs described below) in 1999 primarily in connection with the sale of two of its investments. Also during 1999, Ventures determined that $1,035,000 of non-marketable equity securities in two companies was impaired and therefore wrote-off the entire $1,035,000 carrying value of such securities in 1999.

6.                   Revolving and Term Certificates

                    Through December 2000, Allegiance financed its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued. At December 31, 2000, revolving certificates held by third parties were outstanding in the aggregate principal amount of $9.1 million. At December 31, 2000, such certificates bore interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR plus a weighted-average spread of 3.3%. The weighted-average annual interest rate of the revolving certificates held by third parties at December 31, 2000 was 9.5%. Allegiance funded and retained an unrated revolving certificate in the principal amount of $2.2 million. The unrated certificate represents the right to receive all excess cash flow from Allegiance Trust I related to the revolving certificates. The revolving certificates held by third parties have ratings from Fitch, Inc. ranging from A to B. At December 31, 2000, the term certificates held by third parties were outstanding in the aggregate principal amount of $23.9 million. The weighted-average annual fixed interest rate of the term certificates held by third parties was 8.1%. Allegiance funded and retained an unrated term certificate that represents the right to receive a 17.5% coupon subject to other priority payments, including payments on the senior certificates. At December 31, 2000, the outstanding principal balance of the unrated term certificate was $2.6 million. Allegiance retained an additional unrated term certificate that represents the right to receive 90% of the excess cash flow from Allegiance Trust I related to the term certificates. This term certificate does not have a principal balance. The term certificates held by third parties have ratings from Fitch, Inc. ranging from AA to B.

                    In April 2000, the Company and a consortium of insurance companies (the "Investors") executed amendments that extended the Allegiance Financing through December 15, 2000. The Investors agreed to continue to provide revolving debt, subject to certain limitations, through November 30, 2000, on terms similar to those under the original Allegiance Financing revolving certificates. In addition, the Investors agreed to provide up to approximately $20.0 million of additional term financing, subject to certain limitations, through December 15, 2000, on terms similar to those under the original Allegiance Financing term certificates. Because two loans held by Allegiance are currently in default, Allegiance was not able to utilize all funds available under the Allegiance Financing and was not able to issue term certificates or issue term certificates on terms satisfactory to Allegiance. As a result of these defaulted loans, cash flow payable to Point West Capital (for servicing fees) and to Allegiance (for interest on the certificates it holds and for servicing fees) will be accrued and held under the indenture, pending satisfaction of certain conditions. Such cash flow has been approximately $5,000 and $4,000 per month in 2000 for servicing fees payable to Point West Capital and Allegiance, respectively. The certificates held by Allegiance are expected to produce approximately $42,000 of monthly cash flow, assuming all the underlying loans are performing. These amounts decrease as the loan balances decrease. Because the revolving debt was not retired by February 15, 2001, the interest rate on the revolving debt increased by 1.00%. A failure to work out the non-performing loans to the satisfaction of Allegiance and the Investors by April 15, 2001 or retire the revolving debt by July 15, 2001 could result in a default, giving the Investors the right to terminate Point West Capital as the servicer and liquidate the collateral.

                    The Allegiance Financing is accounted for as a debt financing and not as a sale of assets, which is in accordance with the accounting literature in effect for bankruptcy remote entities with non-recourse debt.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

                    The Allegiance Financing represents the obligations solely of Allegiance. The Company’s consolidated financial statements include the assets, liabilities and operations of Allegiance; however, the assets of Allegiance are not available to pay creditors of Point West Capital or its other consolidated entities.

                    In connection with the Allegiance Financing and the extensions thereunder, Allegiance Capital paid an aggregate of $375,000 in commitment fees when funds were initially borrowed. Of such commitment fees, $125,000 was amortized over the expected life of the initial revolving certificates and $250,000 is being amortized over the expected life of the term certificates (15 years). These allocations were based on an estimate of the portion of the commitment fee attributable to the revolving certificates and the term certificates. In the event that a default occurs and the Investors liquidate the collateral, any remaining unamortized commitment fees will be expensed.

7.                  Securitized Notes Payable

                    In 1995, DPFC issued its Senior Viatical Settlement Notes, Series 1995-A with a stated maturity of March 10, 2005 (the "Securitized Notes"). Principal and interest payments on and other costs of the Securitized Notes are payable solely from collections on pledged policies, deposited funds and funds provided by the Noteholders. The Securitized Notes bear a fixed interest rate of 9.17% per annum. Point West Capital is the servicer of the policies pledged under the Indenture pursuant to which the Securitized Notes were issued and incurs servicing expenses and receives servicing income. See Note 1d for further information regarding the servicing of DPFC.

                    The Securitized Notes are accounted for as a debt financing and not as a sale of assets, which is in accordance with the accounting literature in effect for bankruptcy remote entities with non-recourse debt.

                    The DPFC Agreement discussed in Note 1d was negotiated due to the imminent default of DPFC under the terms of the Securitized Notes and, accordingly, has been accounted for as a troubled debt restructuring. As such, during the first quarter of 2000, an extraordinary gain of $1.2 million, net of taxes of $822,000, was recorded and the stated amount of the Securitized Notes of $38.5 million was reduced to $36.4 million, reflecting the maximum future cash payments the Noteholders could receive under the DPFC Agreement. The $36.4 million equaled the face value of the life insurance policies and restricted cash held by DPFC as of March 31, 2000.

                    The Securitized Notes represent the obligations solely of DPFC. The Company’s consolidated financial statements include the assets, liabilities and operations of DPFC; however, the assets of DPFC are not available to pay creditors of Point West Capital. The assets of DPFC are the beneficial ownership interests in the life insurance policies and funds that secure the Securitized Notes.

8.                  Debenture Payable

                    Ventures has issued two debentures payable to the SBA in the principal amount of $6.5 million. One debenture was issued in July 1998 in the principal amount of $3.0 million with semi-annual interest only payments at a fixed rate of 5.9% per annum (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. The debenture is subject to a prepayment penalty if repaid prior to September 1, 2003. The other debenture was issued on May 24, 2000 in the principal amount of $3.5 million with semi-annual interest only payments at a fixed rate of 7.5% per annum (plus a 1% annual fee) and a scheduled maturity date of September 1, 2010. The debenture is subject to a prepayment penalty if repaid prior to September 1, 2005. In addition, Ventures paid a fee of $227,500 (3.5% of the total borrowings) to the SBA to borrow such money. Proceeds from the debentures are used to make debt and equity investments in businesses permitted under applicable SBA codes and regulations. See Note 2.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.                  Income Taxes

                    Point West Capital and its subsidiaries file a consolidated tax return. The components of the provision for income tax (expense) benefit included in the statements of operations for the years ended December 31, before extraordinary gain, are as follows:
	2000	1999	1998
Federal:
Current benefit (expense)..……..
	$408,386	$(26,112)	$-
Deferred (expense) benefit.…….
	(985,583)	985,583	-
State:
Current benefit (expense)..……..
	92,828	(501,144)	(5,600)
Deferred (expense) benefit.…….
	(125,558)	131,558	-

Income tax (expense) benefit (1)…...	$(609,927)	$589,885	$(5,600)

(1)	Excludes $822,154 of tax expense recognized in 2000 on extraordinary gain of $2,064,157. See Note 7.

                    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, are presented below.

	2000	1999
Deferred tax assets:
Revenue and expenses recognized on the cash

basis for tax purposes ……
	$53,393	$100,374
Depreciation, amortization and other.……….
	287,577	4,052
Provision for assets held for sale.…………………
	536,737	-
Allowance for loss on non-marketable securities………
	4,696,533	199,172
Allowance for loan losses ……………………
	75,685	61,743
Unrealized loss on securities available for sale
	82,083	-
Net operating loss carryforwards ……………
	3,666,156	2,009,039

	9,398,164	2,374,380
Valuation allowance …………………
	(6,702,387)	-

Deferred tax assets net of valuation allowance.……
	2,695,777	2,374,380
Deferred tax liabilities:
Extraordinary gain taxable in future period (1)………
	$2,064,157	$-
Unrealized gain on securities available for sale.……
	-	1,392,161
Accretion recognized on a cash basis for tax purposes …...
	631,620	1,263,239

	2,695,777	2,655,400

Net deferred tax liability ……...…
	$-	$(281,020)

(1) See Note 7.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

                    A reconciliation of the difference between the amount of income tax (expense) benefit recorded and the amount calculated using the federal rate of 34%, before extraordinary gain, is as follows:

	2000	1999	1998
Tax benefit (expense) at statutory rate
(34%) (1)………….......
	$5,507,447	$(3,142,351)	$1,239,212
State taxes, net of federal benefits (1)………………………	828,316	(243,927)	76,409
Change in valuation allowance (2) ……...	(6,620,305)	4,221,118	(1,319,532)
Other …….………………	(325,385)	(244,955)	(1,689)

Income tax (expense) benefit …..
	$(609,927)	$589,885	$(5,600)

(1)	Excludes $822,154 of tax expense recognized in 2000 on extraordinary gain of $2,064,157. See Note 7.
(2)	$82,083 of the change in deferred tax asset valuation allowance for 2000 has been reflected in the statement of changes in stockholders’ equity in connection with the unrealized loss on securities available-for-sale.

                    As of December 31, 2000, the Company has an estimated federal tax net operating loss carryforward of $9.8 million that will begin to expire in 2012 and an estimated California tax net operating loss carryforward of $5.7 million that will begin to expire in 2003.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10.                Earnings Per Share

                    The weighted-average number of common stock shares and additional common stock equivalent shares used in computing (loss) income per share for the years ended December 31, 2000, 1999 and 1998 are set forth below. The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share:

	2000	1999	1998
Numerator:
(Loss) gain before extraordinary gain ....
	$(16,808,301)	$9,832,094	$(3,650,342)
Extraordinary gain, net of income tax.....
	1,242,003	-	-

Net (loss) income ..……………........
	$(15,566,298)	$9,832,094	$(3,650,342)

Denominator:
Weighted-average shares ….….……
	3,352,534	3,329,409	3,253,324

Denominator for basic net (loss) income, basic

and diluted loss before extraordinary gain,

  extraordinary gain and diluted net ( loss) income

calculation …….………………...
	3,352,534	3,329,409	3,253,324
Weighted-average effect of dilutive securities:

Employee stock options …....
	-	201,249	-
Warrants ……..…………..
	-	111,058	-

Denominator for diluted calculation ………	3,352,534	3,641,716	3,253,324

Earnings per share:
Basic

(Loss) income before extraordinary gain.....
	$(5.01)	$2.95	$(1.12)
Extraordinary gain .…............
	0.37	-	-

Net (loss) income …...........
	$(4.64)	$2.95	$(1.12)
Diluted

(Loss) income before extraordinary gain ......
	$(5.01)	$2.70	$(1.12)
Extraordinary gain............
	0.37	-	-

Net (loss) income...........
	$(4.64)	$2.70	$(1.12)

                    Options outstanding during the year ended December 31, 1999 to purchase approximately 40,000 shares of common stock were not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common stock during the year and, therefore, would be anti-dilutive. As a result of the net loss for 2000 and 1998, all options and warrants outstanding during this period were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

11.                Commitments

                    The Company has a lease obligation for its California office space, which expires on May 31, 2004. The monthly rent through May 31, 2001 is $20,088. The monthly rent from June 1, 2001 through May 31, 2002 is $20,600. The monthly rent from June 1, 2002 through May 31, 2004 is $21,113. The Echelon Group of Companies, LLC, which is owned by Point West Capital Corporation’s executive officers, had sub-leased approximately 20% of the Company’s office space through December 31, 2000. The Company is attempting to sublease approximately 60%-70% of its current office space.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

                    Future minimum rental payments at December 31, 2000, under non-cancelable operating leases with an initial term of one year or more, are as follows:

Year ending December 31,

2001 ……….	$244,638
2002 ……….	250,788
2003 ……….	253,351
2004 ……….	105,563

Total ………...	$854,340

12.                Litigation

General

                    From time to time, the Company is involved in routine legal proceedings incidental to its business, including litigation in connection with loans and investments made by Point West Ventures and Allegiance and the collection of amounts owed under life insurance policies by insurance company obligors. Except as disclosed below, the Company does not expect that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Society Pool

                    In May 2000, Point West Capital and three individuals formed SocietyPool. SocietyPool was formed to develop and pursue a new financial product. To date, SocietyPool has conducted limited market research but has not commenced any operations. Point West Capital is a member and the Manager of SocietyPool with 51% voting and economic interests. There are three other members. One is the former chief executive officer (the "Former CEO") of SocietyPool with a 15.67% voting interest and a 15.44% economic interest. Another is a former special consultant (the "Former Special Consultant") of SocietyPool and owns a 33.33% voting interest and a 28.66% economic interest. The third has a 4.90% economic interest and no voting interest.

                    Point West Capital provided $1.8 million in May 2000 to fund SocietyPool’s research and start-up costs. In July 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital. The claim seeks a declaratory judgment on an issue relating to the control and management of SocietyPool and its assets. The American Arbitration Association denied the Former Special Consultant’s request that this dispute be resolved on an emergency basis and ruled that the dispute would be resolved under standard arbitration procedures. In July 2000, the Former CEO resigned claiming that certain actions of Point West Capital, which are at issue in the arbitration, constituted constructive termination of his employment. In August 2000, the Former CEO filed an action in arbitration seeking a declaration that he was constructively terminated. Also in August 2000, SocietyPool terminated the Former Special Consultant for cause and, in the arbitration proceedings Point West Capital filed an answer, affirmative defenses and counterclaim against the Former Special Consultant and Former CEO and a third-party complaint against the Former CEO.

                    In August 2000, the Former CEO and the Former Special Consultant delivered a so-called "Management Report" to Point West Capital which they contend triggered Point West Capital’s option under SocietyPool’s Operating Agreement to contribute an additional $1 million to SocietyPool. Although Point West Capital believes that the "Management Report" did not trigger Point West Capital’s option to contribute an additional $1 million, in order to protect its and SocietyPool’s rights and interests, Point West Capital contributed $1 million in August 2000 to SocietyPool pursuant to SocietyPool’s

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Operating Agreement. The Former CEO and Former Special Consultant have asserted that the contribution did not comply with the Operating Agreement and further alleged that, as a result, Point West Capital ceased being the Manager of SocietyPool and that Point West Capital’s voting and economic interests in SocietyPool were reduced to 15.67%. They further alleged that they are the majority owners of SocietyPool and that one is the Manager of SocietyPool. On September 5, 2000, they filed a petition in federal bankruptcy court in New Mexico (In Re: SocietyPool.com, LLC, No. 11-00-14735 MA) on behalf of SocietyPool. On September 11, 2000, Point West Capital filed a motion to dismiss the bankruptcy petition, alleging that (i) the Former CEO and the Former Special Consultant lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf and (ii) SocietyPool is not insolvent or otherwise in need of bankruptcy protection. The first issue raised in Point West Capital’s motion to dismiss was tried by the Court in November 2000 and January and February 2001. On March 13, 2001, the Court granted Point West Capital’s motion to dismiss the bankruptcy petition on the ground that the former CEO and Former Special Consultant lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf. The actions in arbitration have been stayed during the bankruptcy proceeding.

                    The outcome of the arbitration proceedings cannot be determined at this time; however, the Company does not believe that the Former CEO or the Former Special Consultant are entitled to the requested relief in arbitration. Management of Point West Capital believes that the claims of the two other members of SocietyPool are without merit. Point West Capital cannot predict whether or to what extent these matters will affect Point West Capital’s decision to invest additional funds in SocietyPool or SocietyPool’s financial condition or prospects.

Allegiance

                    In October 1999, Allegiance brought an action in the District Court of Webb County, Texas seeking to collect on a defaulted loan with an outstanding principal balance of $2.1 million. In response to the lawsuit, on October 29, 1999, the defendant borrowers filed a counterclaim against Allegiance and a third-party petition against an individual who is an officer of Allegiance. The counterclaim and the third-party petition alleged that Allegiance and the Allegiance officer committed fraud, conversion, deceptive trade practices, negligence, breach of fiduciary duty, negligent misrepresentation, conspiracy and other wrongful acts, and sought, among other things, compensatory and punitive damages (or cancellation of indebtedness), interest, fees and costs. The defendants had owned one funeral home and retained a consulting firm owned by the Allegiance officer to consult in the acquisition of two funeral homes and to assist in financing the acquisition. In the counterclaim and third-party petition, the defendants alleged, among other things, that (1) the Allegiance officer provided erroneous advice to the defendants, (2) the Allegiance officer failed to disclose his relationship with Allegiance and (3) Allegiance wrongfully exercised its rights in the collateral securing the defaulted loan. In September 2000, Allegiance, the Allegiance officer and the defendants settled the actions. Under the settlement agreement, Allegiance paid the defendants $150,000 and released its security interest in the defendants original funeral home, one of the three funeral homes securing the $2.1 million loan; the Allegiance officer made a cash payment to Allegiance of $50,000 and agreed to pay Allegiance an additional $50,000 over three years; Allegiance acquired the ownership of the two additional funeral homes acquired with its loan proceeds; and all claims against all parties were dismissed. Allegiance is in the process of attempting to sell its ownership interest in those two funeral homes while continuing to manage their operations in order to maximize their value.

Point West Ventures

                    In February 2000, Point West Ventures brought an action in Santa Clara County against Universal Access, Inc., certain of its directors and other parties seeking to collect for damages for breach of contract, breach of fiduciary duty including breach of contract, misappropriation of trade secret, unjust

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

enrichment, tortious interference, conspiracy and unfair competition. The action was related to an aborted purchase by Universal Access, Inc. of a company in which Point West Ventures had invested. On July 17, 2000, the court ruled that all claims were subject to arbitration. In December 2000, Point West Ventures filed a demand for arbitration.

13.                Fair Value of Financial Instruments

                    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                    Cash and cash equivalents, restricted cash and matured policies receivable are stated at approximate fair value because of the short maturity of these instruments. All balances have maturities within 90 days of the balance sheet date.

                    Investment securities are stated at fair value based on quoted market prices with adjustments for liquidity constraints.

                    Loans receivable are stated at cost, which approximates fair value, as underlying rates approximate current market rates.

                    The portfolio of purchased life insurance policies is stated at cost plus accretion through June 1996. Fair value is not readily determinable.

                    The Company does not believe that it is practical to estimate the fair value for its investments in non-marketable securities.

                    The revolving and term certificates, securitized notes payable and debenture payable are all stated at cost which approximates fair value, as underlying rates described below approximate current market rates. The revolving certificates outstanding at December 31, 2000 bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR plus a weighted-average spread of 3.3% per annum. The term certificates bear a fixed weighted-average interest rate of 8.1% per annum. The securitized notes payable bear a fixed interest rate of 9.2%. The debentures bear a fixed weighted-average interest rate of 7.8% per annum.

14.                  Stock-Based Compensation

                    The Company has two stock option plans. Under the Amended and Restated 1995 Stock Option Plan ("1995 Plan"), Point West Capital may grant options to employees, consultants and directors of Point West Capital and its subsidiaries for up to 1,070,000 shares of common stock. Under the Stock Option Plan For Non-Employee Directors ("Director Plan"), options for up to 150,000 shares of common stock are granted automatically to non-employee directors of Point West Capital. The exercise price of each granted option generally equals the market price of the Common Stock on the date of grant. Each option generally expires ten years after the date of grant. Under the 1995 Plan, each granted option generally vests 20% per year over five years. Some incentive stock options granted to executive officers under the 1995 Plan have different terms than generally described above. These options have an exercise price equal to 110% of market value on the date of grant, vest 25% per year over 4 years and expire 5 years after the date of grant. Under the Director Plan, initially, each new non-employee director, when joining the board, is granted 10,000 options that vest 34%, 33% and 33% at the next three annual meetings following the grant date. At each annual meeting, each non-employee director is granted 5,000 options that vest at the next annual meeting.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity during 2000, 1999 and 1998 follows:

2000

1999

1998

	Options	Weighted- Average Exercise Price Per Option	Options	Weighted- Average Exercise Price Per Option	Options	Weighted- Average Exercise Price Per Option
Outstanding at Beginning of year	578,700	$5.31	385,500	$3.45	273,000	$3.40
Granted	527,000	$4.05	362,500	$6.61	125,500	$3.41
Exercised	(1,000)	$2.75	(98,300)	$2.59	-	-
Forfeited	(196,000)	$7.55	(44,000)	$2.88	(13,000)	$1.85
Canceled	(15,000)	$10.58	(27,000)	$10.88	-	-

Outstanding at end of year	893,700	$3.97	578,700	$5.31	385,500	$3.45

Options exercisable at year-end	219,200	$5.48	101,950	$5.80	111,400	$5.03

                    The weighted-average fair value of options granted during 2000, 1999 and 1998 were $2.62, $3.99 and $2.20, respectively.

                    The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable

Range of Exercisable Prices	Number Outstanding at 12/31/00	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/00	Weighted- Average Exercise Price
$0.97 - $1.94	80,800	7.15	$ 1.46	31,400	$ 1.38
$2.13 - $2.75	392,500	5.58	$ 2.25	30,500	$ 2.41
$3.25 - $3.56	77,900	7.03	$ 3.43	45,700	$ 3.44
$4.00 - $4.50	15,000	9.35	$ 4.33	-	-
$5.00 - $7.16	287,500	8.74	$ 5.95	71,600	$ 5.94
$10.81 - $13.50	40,000	6.05	$12.55	40,000	$12.55
$0.97 - $13.50	893,700	6.95	$ 3.97	219,200	$ 5.48

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

                    Pro forma income per share information is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method. This method was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation method models require the input of highly selective assumptions, including the expected life of the options. Because the Company’s

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

stock-based awards have characteristics significantly different from those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

                    Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS 123, the Company’s pro forma net (loss) income and (loss) income per share would have been as follows:

		2000	1999	1998

Net (loss) income	As reported	$(15,566,298)	$9,832,094	$(3,650,342)
	Pro forma	$(16,013,628)	$9,493,373	$(3,878,265)
Basic (loss) earnings per share	As reported	$(4.64)	$2.95	$(1.12)
	Pro forma	$(4.78)	$2.85	$(1.19)
Diluted (loss) earnings per share	As reported	$(4.64)	$2.70	$(1.12)
	Pro forma	$(4.78)	$2.61	$(1.19)

                    For purposes of the Company’s pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants:

	2000	1999	1998
Expected volatility	75%	75%	75%

1995 Plan:
Risk-free interest rate	5.6%	6.5%	5.0%
Expected life	6 years	6 years	6 years

Director Plan:
Risk-free interest rate	5.6%	6.2%	4.6%
Expected life	2 years	2 years	2 years

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

15.                 Profit Sharing Plan

                    Point West Capital has a profit sharing plan (the "Plan") for its employees. Each employee who has been employed for at least one year becomes a participant in the Plan. The Plan provides for discretionary annual contributions by Point West Capital for the account of each participant. In any year in which the Plan is "top-heavy" within the meaning of the Internal Revenue Code (the "Code"), the Plan requires, consistent with the Code, that a minimum contribution be made for non-key employees. The contribution is allocated among participants based on their compensation under an allocation formula integrated with Social Security. Participants vest 20% in their Plan accounts after two years of service and an additional 20% after each of the next four years of service. Upon termination following permanent disability or on retirement at age 65, all amounts credited to a participant’s account are distributed, in a

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

lump sum or in installments, as directed by the participant. Upon death, all amounts credited to a participant’s account become fully vested and are distributed to the participant’s surviving spouse or designated beneficiary. Each year, profit sharing contributions, if any, are determined by the Compensation Committee of the Board. The Plan contribution expenses which are included in compensation and benefits during 2000, 1999 and 1998 were $161,000, $141,000 and $85,000, respectively.

16.                Segment Reporting

                    Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Point West Capital’s chief operating decision-making group is comprised of the Chairman of the Board, the Chief Executive Officer and the President.

                    The Company’s reportable operating segments include Ventures, Allegiance and Viatical Settlements. The activities of each operating segment are described in Note 1b. The Other segment includes Point West Capital, SocietyPool and PWS. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The following tables represent the Company’s results from segments for 2000, 1999 and 1998.

2000

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total
Interest income ……	$1,466,862	$3,219,782	$6,818	$195,370	$4,888,832
Net loss on
securities …
	(10,410,288)	-	-	(303,979)	(10,714,267)
Other income .……	2,093	11,698	205,242	17,511	236,544

Total revenues .	(8,941,333)	3,231,480	212,060	(91,098)	(5,588,891)
Interest expense …...	388,639	2,508,160	588,850	-	3,485,649
Depreciation &
amortization ……
	51,667	127,975	-	19,492	199,134
Income tax expense
(2) …………
	(800)	(4,658)	-	(604,469)	(609,927)
Contributed net
(loss) income (2)....
	$(9,409,495)	$(2,004,295)	$731,774	$(4,884,282)	$(15,566,298)

Identifiable assets …	$10,825,250	$39,053,635	$30,705,503	$5,048,819	$85,633,207

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1999

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total
Interest income ……	$1,205,203	$1,798,477	$79,459	$231,141	$3,314,280
Net gain on
securities ………..
	13,020,549	-	-	2,764,487	15,785,036
Other income (3)…..	63,657	15,000	288,336	251,998	618,991

Total revenues .……..	14,289,409	1,813,477	367,795	3,247,626	19,718,307
Interest expense …...	208,200	1,221,577	3,533,101	-	4,962,878
Depreciation &
amortization …
	30,000	223,331	217,444	8,507	479,282
Income tax benefit
(expense) (2) ……..
	(800)	(43,880)	(800)	635,365	589,885
Contributed net
income (loss) (2)....
	$14,041,159	$(483,123)	$(3,739,141)	$13,199	$9,832,094

Identifiable assets …	$25,718,616	$35,993,686	$32,901,015	$6,912,534	$101,525,851

(1)	The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West.
(2)	Corporate overhead and income tax expense are not generally allocated between segments and are included in the Other segment.
(3)	Reflects "Other" and "Earned discounts on matured policies."

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17.                Quarterly Results of Operations (Unaudited)

                    The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

2000

	March 31	June 30	September 30	December 31

Total revenues	$2,666,420	$(2,214,081)	$ (1,841,279)	$(4,199,951)
Loss before extraordinary gain	(83,675)	(3,343,040)	(4,724,145)	(8,657,441)
Extraordinary gain, net of income tax	1,242,003	-	-	-
Net income (loss)	$1,158,328	$(3,343,040)	$ (4,724,145)	$(8,657,441)

Earnings per share:
(Loss) income before extraordinary gain
Basic	$(0.02)	$(1.00)	$(1.41)	$(2.58)

Diluted	$(0.02)	$(1.00)	$(1.41)	$(2.58)

Net income (loss)
Basic	$0.35	$(1.00)	$(1.41)	$(2.58)

Diluted	$0.31	$(1.00)	$(1.41)	$(2.58)

1999

	March 31	June 30	September 30	December 31

Total revenues	$1,602,095	$5,122,936	$ 7,139,147	$ 5,319,129
Net (loss) income	$(500,024)	$1,757,696	$ 4,163,206	$ 4,411,216

Earnings per share:
Net (loss) income
Basic	$(0.15)	$0.53	$1.24	$1.32

Diluted	$(0.15)	$0.48	$1.17	$1.25

PART III

ITEM 10- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    Information regarding directors of the Company and the executive officers of the Company (each of whom is a director) will be set forth under the caption "Directors and Executive Officers" in the Company’s proxy statement related to its 2001 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11- EXECUTIVE COMPENSATION

                    Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and, except for the information under the captions "Executive Compensation - Report of the Compensation Committee on Executive Compensation" and "Executive Compensation - Performance Graph," is incorporated herein by reference.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    Information regarding certain relationships and related transactions of directors and executive officers will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	The following designated financial statements and the auditors’ reports thereon are included herein at pages 31 through 58:

Report of Ernst & Young LLP’s Independent Auditors’.

Report of KPMG LLP’s Independent Auditors’.

Consolidated Balance Sheets as of December 31, 2000 and 1999.

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Consolidated Financial Statements.

2.	All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto listed in Item 14(a)(1).
3.	Exhibits

Exhibit
Number	Description of Document
3.1

Composite of Second Amended and Restated Certificate of Incorporation, as amended through August 1, 1997 (Incorporated by reference to Exhibit 3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

3.2	Composite of Second Amended and Restated By-laws as amended through January 11, 2001.
4.1	Indenture, dated as of February 1, 1995 (the "Indenture") among Point West Capital, as Servicer, DPFC, as Issuer, and Bankers Trust Company, as Indenture Trustee ("Bankers Trust") (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (Registration No. 33-98708) (the "Registration Statement.")
4.2	Amendment No. 1 to the Indenture (Incorporated by reference to Exhibit 10.13 of the Registration Statement).
4.3	Amendment No.2 to the Indenture, dated as of August 5, 1996 (Incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
4.4	Amendment No.3 to the Indenture, dated as of July 2, 1997 (Incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
4.5	Amendment No.4 to the Indenture, dated as of November 4, 1997 (Incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
4.6	Amended and Restated Indenture dated as of March 31, 2000, among Point West Capital Corporation, Dignity Partners Funding Corp. I and Bankers Trust Company (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed on April 19, 2000).
10.1*	Point West Capital Corporation Amended and Restated 1995 Stock

Option Plan (Incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.2*	Amendment No. 1 to Point West Capital Corporation’s Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.3*	Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Registration Statement).
10.4*	Amendment No. 1 to Point West Capital Corporation’s Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.5*	Form of option agreement dated November 17, 1997 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.6*	Form of option agreement dated November 25, 1998 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.7*	Form of option agreement dated November 11, 1999 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.8*	Form of option agreement dated November 7, 2000 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter.
10.9	Agreement between Point West Capital and Echelon regarding allocation of costs (Incorporated by reference to Exhibit 10.4 of the Registration Statement).
10.10	Amendment No. 1 to the Agreement between Point West Capital and Echelon regarding allocation of costs (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.11*	Profit Sharing Plan (Incorporated by reference to Exhibit 10.5 of the Registration Statement).
10.12	Contribution, Sale and Servicing Agreement ("Servicing Agreement") dated as of February 1, 1995 among Point West Capital, DPFC and Bankers Trust (Incorporated by reference to Exhibit 10.14 of the Registration Statement).
10.13	Amendment No.1 to Servicing Agreement (Incorporated by reference to Exhibit 10.15 of the Registration Statement).

10.14	Amendment No.2 to the Servicing Agreement (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.15	Amended and Restated Contribution, Sale and Servicing Agreement, dated as of March 31, 2000, among Point West Capital Corporation, Dignity Partners Funding Corp. I and Bankers Trust Company (Incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed on April 19, 2000).
10.16	Master Agreement for Purchase of Life Insurance Policies dated September 27, 1996 (Incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.17	Amendment dated as of November 13, 1996 to Master Agreement for Purchase of Insurance Policies dated as of September 27, 1996 (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.18	Purchase and Sale Agreement dated as of January 16, 1997 (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.19	Second Master Agreement for Purchase of Insurance Policies dated as of February 10, 1997 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.20

Third Master Agreement for Purchase of Insurance Policies dated as of March 24, 1997 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.21	Indemnification Agreement dated September 30, 1995, between Point West Capital (as successor to The Echelon Group) and Echelon (Incorporated by reference to Exhibit 10.18 of the Registration Statement).
10.22	Amended and Restated Limited Liability Company Agreement of Allegiance Capital, LLC (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.23	First Amendment to Amended and Restated Limited Liability Company Agreement of Allegiance Capital, LLC, dated as of May 22, 2000, among Point West Capital Corporation, Michael W. McDermitt and Daniel M. Isard (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.24	Fourteen Hill Capital, L.P. Agreement of Limited Partnership (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.25	Fourteen Hill Management, LLC Operating Agreement by Point West Capital and Fourteen Hill Management, LLC as of June 9, 1997 (Incorporated by

reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.26**	Trust Agreement, dated as of August 1, 1998, among Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and Point West Capital Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.27**	Supplement to Trust Agreement for Revolving Series 1998-1, dated as of August 1, 1998 among Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and Point West Capital Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.28**	Loan Acquisition Agreement, dated as of August 1, 1998, between Allegiance Capital, LLC and Allegiance Funding Corp. I (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.29**	Servicing Agreement, dated as of August 1, 1998, among Point West Capital Corporation, Allegiance Capital, LLC, Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and other party thereto (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.30	Point West Securities LLC Operating Agreement by Point West Capital Corporation and Point West Securities, LLC as of July 8, 1998 (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.31**	Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of September 1, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.32**	Second Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of September 15, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.33**	Supplement to Trust Agreement for Term Series 1999-1, dated as of September 15, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.34**	Third Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of April 14, 2000, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation

(Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.35**	Amended and Restated Supplement to Trust Agreement for Term Series 1999-1, dated as of April 14, 2000, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.36	Master Agreement dated as of March 31, 2000, among Point West Capital Corporation, Dignity Partners Funding Corp. I, Bankers Trust Company and other parties thereto (Incorporated by reference to Exhibit 99.4 of the Registrant’s Form 8-K filed on April 19, 2000).
10.37	Limited Liability Company Agreement of SocietyPool.com, LLC, dated as of May 10, 2000, among Point West Capital Corporation, Robert M. Janes, Paul G. Kahn and Michael D. London (Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.38	First Amendment to Limited Liability Company Agreement of SocietyPool.com, LLC, dated as of June 26, 2000, among Point West Capital Corporation, Robert M. Janes, Paul G. Kahn and Michael D. London (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.39	Amendment and Waiver Agreement dated as of December 15, 2000, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company, Point West Capital Corporation and as consented to by the Certificate Holders.
21.1	Subsidiaries of Point West Capital Corporation.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of KPMG LLP.
24.1	Powers of Attorney.
99.1	Press Release for Point West Ventures, L.P.

*             Management contract or compensation plan or arrangement.

**         Certain information omitted pursuant to an order for confidential treatment granted by the SEC.

(b)	Reports on Form 8-K filed during the fourth quarter of 2000:
Date	Item Reported	Matter Reported
November 20, 2000	5	The Company issued a press release regarding its results of operations for the third quarter of 2000.
December 4, 2000	5	The Company issued a press release announcing the new director and a change in the 2001 annual meeting date.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 14, 2001

POINT WEST CAPITAL CORPORATION

/s/ John Ward Rotter

Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2001:
/s/ John Ward rotter	*
John Ward Rotter Chief Executive Officer, Chief Financial Officer And Director (Principal Executive Officer, Principal Financial and Accounting Officer)	Alan B. Perper President and Director
*	*
Bradley N. Rotter Chairman of the Board and Director	Stephen T. Bow Director
*
Conrad W. Hewitt Director

* The undersigned, by signing his name hereunto, has hereby signed this report on behalf of the above-named officers and directors, on March 14, 2001, pursuant to a power of attorney executed on behalf of each such officer and director and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By: /s/ John Ward Rotter