Form 10QSB
period 2001-03-31
POINT WEST CAPITAL CORP
filed 2001-05-11
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from ______to _____

Commission file number 0-27736

POINT WEST CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3165263 (I.R.S. Employer Identification Number)

1700 Montgomery Street, Suite 250 San Francisco, California 94111 (Address of principal executive offices)

(415) 394-9467 (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2001, there were 3,352,624 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

POINT WEST CAPITAL CORPORATION

INDEX

Part I	Financial Information	Page
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheet March 31, 2001	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	3
	Condensed Notes to Consolidated Financial Statements	4-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21
Part II	Other Information
Item 1.	Legal Proceedings	22

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24
POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

March 31,
2001
ASSETS
(unaudited)

Cash and cash equivalents	$2,494,600
Restricted cash	2,547,494
Investment securities:
Available-for-sale
75,053
Matured policies receiveable	686,885
Taxes receivable	196,094
Loans receivable, net of unearned income of $599,000
and an allowance for loan losses of $190,000
36,833,131
Purchased life insurance policies	29,448,620
Non-marketable securities	6,695,788
Deferred financing costs, net of accumulated
amortization of $513,815
695,913
furniture and equipment, net of accumulated
depreciation of $38,492
64,758
Other assets	1,256,794

Total assets
$80,995,130

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest expense	$158,735
Accounts payable	474,693
Accrued compensation payable	323,938
Revolving certificates	9,059,966
Term certificates	23,711,908
Securitized notes payable	35,096,982
Debenture payable	6,500,000

Total liabilities
75,326,222

Stockholders' equity:
Common stock, $0.01 par value; 15,000,000 authorized shares,

   4,391,124 shares issued and 3,352,624 shares outstanding
43,911
Additional paid-in-capital
30,091,689
Accumulated comprehensive loss, net of tax benefit
(132,697)
Accumulated deficit
(21,459,963)
Treasury stock, 1,038,500 shares
(2,874,032),

Total stockholders' equity
5,668,908

Total liabilities and stockholders' equity
$80,995,130

See accompanying condensed notes to consolidated financial statements.
1

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended ,
	March 31,
	2001	2000

	(unaudited)
Revenues:
Interest income
	$975,536	$2,215,184
Net (loss) gain on securities
	(3,407,865)	418,271
Other
	149,363	32,965

Total revenues
	(2,282,966)	2,666,420

Expenses:
Interest expense
	823,596	1,248,110
Compensation and benefits
	381,126	619,457
Other general and administrative expenses
	542,648	869,860
Amortization
	24,150	62,228
Depreciation
	6,024	3,089

Total expenses
	1,777,544	2,802,744

Loss before income taxes

and extraordinary gain
	(4,060,510)	(136,324)

Income tax (expense) benefit	(18,170)	52,649

Loss before extraordinary gain
	(4,078,680)	(83,675)

Extraordinary gain, net of income taxes of $822,154	-	1,242,003

Net (loss) income
	$(4,078,680)	$1,158,328

Earnings per share - Basic:
Loss before extraordinary gain
	$(1.22)	$(0.02)
Extraordinary gain
	-	0.37

Net (loss) income
	$(1.22)	$0.35

Earnings per share-Diluted:
Loss before extraordinary gain
	$(1.22)	$(0.02)
Extraordinary gain
	-	0.33

Net (loss) income
	$(1.22)	$0.31

Weighted-average number of shares of common stock
outstanding
	3,352,624	3,352,261
Weighted-average number of shares of common stock
and common stock equivalents outstanding
	3,352,624	3,751,463

See accompanying condensed notes to consolidated financial statements.
2

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2001	2000

	(unaudited)
Cash flows from operating activities:	$(4,078,680)	$1,158,328
Net (loss) income

Adjustments to reconcile net (loss) income to net cash

   used in operating activities:

Depreciation and amortization
	30,174	65,317
Provision for loan losses
	-	20,000
Net loss (gain) on securities
	3,407,865	(418,271)
Interest income received as warrants
	-	(1,101,532)
Deferred tax provision (benefit)
	17,370	(368,386)
Extraordinary gain
	-	(1,242,003)
Changes in operating assets and liabilities:

Collections on matured life insurance policies
	513,498	183,648
Other assets
	(138,526)	(43,193)
Taxes receivable
	-	(137,912)
Unearned income
	(114,358)	(14,787)
Accrued interest expense
	(104,802)	(228,446)
Accounts payable
	99,578	206,225
Accrued compensation payable
	(92,953)	(192,819)

Net cash used in operating activities
	(460,834)	(2,113,831)

Cash flows from investing activities
Purchase of furniture and equipment
	-	(15,827)
Decrease in restricted cash
	(105,179)	1,671,751
Proceeds from maturity of held-to-maturity securities
	-	2,504,610
Purchase of investment and non-marketable securities
	-	(10,932,427)
Proceeds from sale of investment and non-marketable securities
	340,000	1,659,681
Additions to loans receivable
	-	(991,936)
Principal payments on loans receivable
	170,972	2,543,519

Net cash provided by (used in) investing activities
	405,793	(3,560,629)

Cash flows from financing activities:
Principal payments on securitized notes payable
	(179,387)	(100,933)
Principal payments on revolving certificates
	(73,321)	(35,022)
Principal payments on term certificates
	(185,337)	(134,125)
Increase in deferred financing costs
	-	(64,930)
Proceeds from options exercised
	-	2,750

Net cash used in financing activities
	(438,045)	(332,260)

Net decrease in cash and cash equivalents
	(493,086)	(6,006,720)

Cash and cash equivalents, beginning of period	2,987,686	12,836,125

Cash and cash equivalents, end of period	2,494,600	6,829,405

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
Unrealized loss on securities available for sale, net of tax
	$(23,175)	$(437,434)
Receipt of warrants
	$-	$1,101,532
Reduction in securitized notes payable in

   connection with extraordinary gain
	$-	$2,064,157
Accrued litigation settlement offset against other assets
	$-	$2,205,000
Supplemental disclosure of cash flow information:
Taxes paid
	$10,555	$458,860
Cash paid for interest
	$928,398	$1,580,471

See accompanying condensed notes to consolidated financial statements.
3

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                  General Description

                    The unaudited consolidated financial statements of Point West Capital Corporation ("Point West Capital"), including its consolidated entities (collectively the "Company"), as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with Item 310(b) of Regulation S-B. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K").

                    The Company is a specialty financial services company with historic operations in four business segments: (i) small business loans and investments through Point West Venture Management, LLC ("Point West Management") and Point West Ventures, LP ("Point West Ventures"), (ii) loans to funeral homes and cemeteries through Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Allegiance Management Corp. ("Allegiance Management"), (iii) viatical settlements through Dignity Partners Funding Corp. I ("DPFC") and (iv) other activities through Point West Capital, SocietyPool.com, LLC ("SocietyPool") and Point West Securities, LLC ("PWS"). References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management. The activities of Ventures and Allegiance changed substantially in 2000 and in the first quarter of 2001. See the Company’s Form 10-K and "Management’s Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments" herein for further information.

                    Subsequent to February 1997, the Company expanded its financial services business through the operations of Ventures and Allegiance. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. To date, the operations of PWS have not been material to the Company. During 2000 the Company formed SocietyPool. SocietyPool was formed to develop and pursue a new financial product. It is still in the development stage. To date, SocietyPool has conducted limited market research, but has not engaged in operations. In connection with the principal business activity of the Company through February 1997 (which was to provide viatical settlements for terminally ill persons), Point West Capital continues to service the life insurance policies held by its wholly owned special purpose subsidiary, DPFC.

2.                  Restricted Cash

                    Restricted cash as of March 31, 2001 includes $2.1 million for SocietyPool. The balance of restricted cash is comprised of funds held by Allegiance Capital Trust and DPFC. Prior to the dismissal of the bankruptcy action involving SocietyPool, the bankruptcy court had entered a separate order freezing SocietyPool’s funds. Pursuant to this freeze order, access to SocietyPool’s funds by SocietyPool’s management or by any creditor or member of SocietyPool has been prohibited. As a result of the Court’s having granted Point West Capital’s motion to dismiss the bankruptcy action, the Company believes that the freeze order automatically expired. However, the bank holding SocietyPool’s funds has continued to prohibit all access to such funds unless and until the bankruptcy court specifically vacates the freeze order. The Company intends to request the bankruptcy court to vacate the freeze order. See Note 7.

3.                  Investment Securities

                    The Company accounts for marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The cost and estimated fair value of investment securities reflected in the consolidated balance sheet as of March 31, 2001 were $307,000 and $75,000, respectively. Cumulative net unrealized losses on available-for-sale securities (representing differences between estimated fair value and cost) were ($232,000) at March 31, 2001. These cumulative net unrealized losses, net of applicable tax benefits, are included in accumulated comprehensive loss, a separate balance sheet component of stockholders’ equity. See Note 5.

4.                  Revolving and Term Certificates

                    Through December 2000, Allegiance financed its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued.

                    As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing since October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. Consequently, Allegiance began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving loan certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At May 1, 2001, the weighted-average interest rate on the revolving certificates was 9.6%. In May 2001, Allegiance and a consortium of insurance companies holding certificates issued under the Allegiance Financing (the "Investors") executed an amendment and waiver providing Allegiance until July 16, 2001 to resolve the non-performing loans and retire the revolving debt.

                    As a result of the amendment and waiver, the Company expects that at least some of the monthly payments to Point West Capital and Allegiance Capital for servicing activities and to Allegiance Capital under the debt certificates issued to Allegiance Capital will resume beginning in May 2001. Such payments have averaged approximately $42,000 per month and could increase or decrease in future months subject to the cash flow on the underlying loans and continued compliance with other provisions of the Allegiance Financing. If the non-performing loans are worked out to the satisfaction of Allegiance and the Investors and the revolving debt is retired by July 16, 2001, the Company expects that such payments will continue. Additionally, if another amendment providing time beyond July 16, 2001 is executed, the Company is hopeful that such payments will continue. However, if Allegiance is not able to work out the non-performing loans and retire the revolving debt by July 16, 2001 and if the Investors do not provide additional time beyond July 16, 2001 to do so, the Investors could, after July 16, 2001, declare an event of default under the Allegiance Financing at any time. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire all amounts outstanding under the Allegiance Financing.

                    Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance. Point West Capital did not guarantee repayment of the revolving or term certificates and is not required to fund any principal or interest deficiencies thereunder.

5.                    Stockholders’ Equity

Changes in stockholders’ equity during the first three months of 2001 reflected the following:

Stockholders' equity, beginning of period....................
$ 9,770,763
Comprehensive loss:

   Net loss.................................................................
(4,078,680)
   Other comprehensive loss:

       Net unrealized investment losses, net of tax

benefit of $99,000..........................................
(23,175)

  Comprehensive loss ...............................
(4,101,855)

Stockholders' equity, end of period..........................
$ 5,668,908

Changes in stockholders’ equity during the first three months of 2000 reflected the following:

Stockholders' equity, beginning of period.......................
$27,542,793
Comprehensive income:

   Net income.................................................................
1,158,328
   Other comprehensive loss:

       Net unrealized investment losses, net of tax

benefit of $1,100,000...................................
(437,434

  Comprehensive income:..............................
720,894
Common stock-options exercised...................................
10
Additional paid-in-capital--options excercised...................
2,740

Stockholders'equity, end of period......................................	$28,266,437

6.                  Earnings Per Share

                    The weighted-average number of common stock shares and additional common stock equivalent shares used in computing (loss) income per share for the three months ended March 31, 2001 and 2000 are set forth below. The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share:

	Three Months ended
	March 31,
	2001	2000
Numerator:
Loss before extraordinary gain..........................
	$(4,078,680)	$(83,675)
Extraordinary gain, net of income

tax.........................................
	-	1,242,003

Net (loss) income...............................
	$(4,078,680)	$1,158,328

Denominator:
Weighted-average shares................................
	3,352,624	3,352,261

Denominator for basic net (loss)

income, basic and diluted loss

before extraordinary gain

extraordinary gain, and diluted net

loss calculation...........................
	3,352,624	3,352,261
Weighted-average effect of dilutive

securities:

Employee stock options................
	-	280,861
Warrants...........................................
	-	118,341

Denominator for diluted net income	3,352,624	3,751,463

Earnings per share:
Basic

Loss before extraordinary gain......
	$(1.22)	$(0.02)
Extraordinary gain........................
	-	0.37

Net (loss) income.......................
	$(1.22)	$0.35
Diluted

Loss before extraordinary gain......
	$(1.22)	$(0.02)

Extraordinary gain.......................
	-	0.33
Net (loss) income.......................
	$(1.22)	$0.31

                    Options outstanding during the three months ended March 31, 2000 to purchase approximately 40,000 shares of common stock were not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common stock during the period and, therefore, would be anti-dilutive. As a result of the net loss for the three months ended March 31, 2001, options and warrants outstanding during this period were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

7.                  Litigation

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

SocietyPool

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

                    Point West Capital provided $1.8 million in May 2000 to fund SocietyPool’s research and start-up costs. In July 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital. The claim seeks a declaratory judgment on an issue relating to the control and management of SocietyPool and its assets. The American Arbitration Association denied the Former Special Consultant’s request that this dispute be resolved on an emergency basis and ruled that the dispute would be resolved under standard arbitration procedures. In July 2000, the Former CEO resigned, claiming that certain actions of Point West Capital, which are at issue in the arbitration constituted constructive termination of his employment. In August 2000, the Former CEO filed an action in arbitration seeking a declaration that he was constructively terminated. Also in August 2000, SocietyPool terminated the Former Special Consultant for cause and, in the arbitration proceedings Point West Capital filed an answer, affirmative defenses and counterclaim against the Former Special Consultant and Former CEO and a third-party complaint against the Former CEO.

                    In August 2000, the Former CEO and the Former Special Consultant delivered a so-called "Management Report" to Point West Capital which they contend triggered Point West Capital’s option under SocietyPool’s Operating Agreement to contribute an additional $1 million to SocietyPool. Although Point West Capital believes that the "Management Report" did not trigger Point West Capital’s option to contribute an additional $1 million, in order to protect its and SocietyPool’s rights and interests, Point West Capital contributed $1 million in August 2000 to SocietyPool pursuant to SocietyPool’s Operating Agreement. The Former CEO and Former Special Consultant asserted that the contribution did not comply with the Operating Agreement and further alleged that, as a result, Point West Capital ceased being the Manager of SocietyPool and that Point West Capital’s Voting and Economic Interests in SocietyPool were reduced to 15.67%. They further alleged that they became the majority owners of SocietyPool and that one became the Manager of SocietyPool. On September 5, 2000, they filed a petition in federal bankruptcy court in New Mexico (In Re: SocietyPool.com, LLC, No. 11-00-14735 MA) on behalf of SocietyPool. On September 11, 2000, Point West Capital filed a motion to dismiss the bankruptcy action, alleging that (i) the Former CEO and the Former Special Consultant lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf and (ii) SocietyPool is not insolvent or otherwise in need of bankruptcy protection. On March 13, 2001, the Court granted Point West Capital’s motion to dismiss the bankruptcy petition finding that the former CEO and Former Special Consultant lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf. On April 13, 2001, the Court entered an order reflecting that ruling and dismissing the bankruptcy action.

                    On April 3, 2001, the Former Special Consultant filed an action in the Second Judicial District Court, County of San Bernalillo, State of New Mexico, against Point West and its executive officers for tortious interference with contract, defamation and civil conspiracy, seeking unspecified damages. The Former Special Consultant alleges that Point West and its executive officers tortiously interfered with his employment contract with SocietyPool when Point West, as Manager of SocietyPool, terminated the

Former Special Consultant; that Point West defamed him by disclosing he was terminated for cause in its reports filed with the SEC under the Securities and Exchange Act of 1934; and that Point West and its executive officers conspired to carry out a plan to deprive him of the benefits of his employment contract.

                    The outcome of the arbitration actions and New Mexico state court proceeding cannot be determined at this time; however, the Company believes that neither the Former CEO nor the Former Special Consultant is entitled to any requested relief and that the claims of the Former CEO and Former Special Consultant are without merit. Point West Capital cannot predict whether or to what extent these matters will affect Point West Capital’s decision to invest additional funds in SocietyPool or SocietyPool’s financial condition or prospects.

Point West Ventures

                    See the Form 10-K for information regarding the demand for arbitration that Point West Ventures filed in December 2000 against Universal Access, Inc., certain of its directors and other parties.

8.                  Segment Reporting

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

The following tables represent the Company’s results from segments for and financial positions as of the three months ended March 31, 2001 and 2000.

	Three Months Ended March 31, 2001

			Viatical
	Ventures	Allegiance	Settlements	Other	Total
Interest income....................	$15,289	$909,489	$-	$50,758	$975,536
Loss on securities................	(2,468,835)	-	-	(939,030)	(3,407,865)
Other income......................	-	95,363	54,000	-	149,363

Total revenues....................	(2,453,546)	1,004,852	54,000	(888,272)	(2,282,966)
Interest expense..................	124,279	699,317	-	-	823,596
Depreciation and
amortization......................	14,375	9,775	-	6,024	30,174
Income tax expense (2).......	-	(800)	-	(17,370)	(18,170)
Contributed net (loss)
income (2)........................	$(2,592,200)	$131,357	$54,000	$(1,671,837)	$(4,078,680)

Identifiable assets...............	$7,849,219	$39,026,903	$30,529,856	$3,589,152	$80,995,130

	Three Months Ended March 31, 2000

			Viatical
	Ventures	Allegiance	Settlements	Other	Total
Interest income..................	$1,303,135	$822,762	$6,818	$82,469	$2,215,184
Net gain on securities.........	418,271	-	-	-	418,271
Other (loss) income...........	(1,701)	3,188	18,836	12,642	32,965

Total revenues...................	1,719,705	825,950	25,654	95,111	2,666,420
Interest expense...............	51,907	607,353	588,850	-	1,248,110
Depreciation and
amortization.....................	10,000	52,228	-	3,089	65,317
Income tax (expense)
benefit (2)........................	-	(570)	-	53,219	52,649
Extraordinary gain..............	-	-	1,242,003	-	1,242,003
Contributed net income
(loss) (2)...........................	$1,657,564	$(312,807)	$545,368	$(731,797)	$1,158,328

Identifiable assets.................	$26,583,112	$35,716,699	$31,794,138	$3,425,028	$97,518,977

(1)	The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.
(2)	Corporate overhead and income tax (expense) benefit are not generally allocated between segments and are included in the Other segment.

9.                  Adoption of New Accounting Standard

                    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-- An Amendment of FASB Statement No. 133.

                    These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedged transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the portion of all hedges not effective must be recognized in earnings in the current period. The Company adopted SFAS 133 on January 1, 2001 and the impact of adoption was not material to the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                    The following is a discussion and analysis of the consolidated financial condition of the Company at March 31, 2001, and results of operations for the Company for the three months ended March 31, 2001 and 2000, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Form 10-K and the unaudited consolidated financial statements and related notes appearing elsewhere herein.

Overview

                    Beginning in the latter half of 2000, the Company’s business segments engaged in substantially less revenue-generating activity and began reducing costs significantly. See "--Recent Developments." The Company is assessing its current businesses and its future operations.

                    The Company is a specialty financial services company. The Company’s financial statements consolidate the assets, liabilities and operations of Ventures, Allegiance, DPFC, SocietyPool and PWS. The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. Subsequent to February 1997, the Company became a more broadly-based specialty financial services company. See the Form 10-K for further information regarding historical development.

                    Information regarding the revenues, contributed net income (loss) and identifiable assets for each of the Company’s business segments is contained in Note 8 of the Condensed Notes to Consolidated Financial Statements.

Recent Developments

                    Beginning in the latter half of 2000, the Company’s business segments engaged in substantially less new business activity and began reducing costs considerably. Ventures reduced significantly its number of new investments in the second half of 2000 and the first quarter of 2001 as a result of volatility and uncertainty in the financial markets. In the first quarter of 2001, Ventures made no investments. See "--Liquidity and Capital Resources." While this volatility and uncertainty in the financial markets continue, Ventures is assessing its future level of activities.

                    As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing since October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. Consequently, Allegiance began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving loan certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At May 1, 2001, the weighted-average interest rate on the revolving certificates was 9.6%. In May 2001, Allegiance and the Investors executed an amendment and waiver providing Allegiance until July 16, 2001 to resolve the non-performing loans and retire the revolving debt.

                    Allegiance believes it will make progress toward resolving the non-performing loans and retiring the revolving debt but that it will need additional time beyond July 16, 2001. There can be no assurance that Allegiance will be able to resolve these issues or that it will be given additional time beyond July 16, 2001 to do so. In addition, Allegiance is exploring possible alternative funding sources to repay the revolving certificates by July 16, 2001 and to finance further lending activities. However, there can be no assurance that Allegiance will be able to locate a funding source by July 16, 2001 or that, if a funding source is found, it will be available on economically feasible terms.

                    As a result of the amendment and waiver, the Company expects that at least some of the monthly payments to Point West Capital and Allegiance Capital for servicing activities and to Allegiance Capital under the debt certificates issued to Allegiance Capital will resume beginning in May 2001. Such payments have averaged approximately $42,000 per month and could increase or decrease in future months subject to the cash flow on the underlying loans and continued compliance with other provisions of the Allegiance Financing. If the non-performing loans are worked out to the satisfaction of Allegiance and the Investors and the revolving debt is retired by July 16, 2001, the Company expects that such payments will continue. Additionally, if another amendment providing time beyond July 16, 2001 is executed, the Company is hopeful that such payments will continue. However, if Allegiance is not able to work out the non-performing loans and retire the revolving debt by July 16, 2001 and if the Investors do not provide additional time beyond July 16, 2001 to do so, the Investors could, after July 16, 2001, declare an event of default under the Allegiance Financing at any time. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire all amounts outstanding under the Allegiance Financing.

                    Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance. Point West Capital did not guarantee repayment of the revolving or term certificates and is not required to fund any principal or interest deficiencies thereunder.

                    SocietyPool has not commenced operations and it is unclear whether SocietyPool will ever commence operations. "See Other Information--Legal Proceedings."

                    To date, the operations of PWS have not been material to the Company. The Company does not currently intend to expand PWS’ operations. Therefore, the Company does not believe that PWS’ operations will become material in the future.

                    The Company continues to assess its current businesses and its future operations.

Results of Operations for the Company

                    Total Revenues. Total revenues declined $5.0 million to negative $2.3 million during the three months ended March 31, 2001 compared to positive total revenues of $2.7 million during the same period in 2000. Total revenues decreased primarily because the Company reported a $3.4 million loss on securities for the period ended March 31, 2001, compared to a $418,000 net gain for the same period in 2000. See "Results of Operations by Segment-- Ventures-- Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000-- Net (Loss) Gain on Securities" and "Results of Operations by Segment-- Other-- Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000-- Loss on Securities." Also contributing to the decrease was $1.1 million of interest income recognized from a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ debt securities during the first quarter of 2000. No such income was recognized during the first quarter of 2001.

                    Total Expenses. Total expenses were $1.8 million and $2.8 million for the three months ended March 31, 2001 and 2000, respectively. Total expenses decreased primarily due to the DPFC Agreement (as defined herein) discussed below. As a result of the DPFC Agreement, the Company did not recognize any income or expenses in connection with its viatical settlements business during the first quarter of 2001, compared to $722,000 in total expenses for the same period in 2000. See "Results of Operations by

Segment-- Viatical Settlements-- Certain Accounting Implications for DPFC" below. The decrease in total expenses was also due to a reduction in compensation and benefits and other general and administrative expenses as a result of scaled-back activities for Allegiance and Ventures.

                    Income Tax (Expense) Benefit. Income tax expense increased $71,000 to $18,000 during the three months ended March 31, 2001 compared to income tax benefit of $53,000 during the same period in 2000. This change resulted primarily from a re-establishment of a valuation allowance during 2000, which reduced the deferred tax asset to zero.

                    Extraordinary Gain. The Company recognized an extraordinary gain on a troubled debt restructuring in the amount of $1.2 million, net of income taxes of $822,000, in March 2000 in connection with the DPFC Agreement described in "Results of Operations by Segment-- Viatical Settlements-- Certain Accounting Implications for DPFC" below. As a result of the DPFC Agreement, the Company reduced the outstanding principal amount of the Securitized Notes in the consolidated balance sheet as of March 31, 2000 by $2.1 million to $36.4 million (which equaled the face value of the life insurance policies and restricted cash held by DPFC as of that date) and recognized income, net of income taxes, of $1.2 million.

Results of Operations by Segment

Ventures

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

                    Interest Income. Interest income decreased to $15,000 for the three months ended March 31, 2001 from $1.3 million for the same period in 2000. During the first quarter of 2000, the Company recognized $1.1 million of interest income from a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ debt securities. No such income was recognized during the first quarter of 2001. Additionally, an overall decrease in cash balances contributed to the decrease in interest income.

                    Net (Loss) Gain on Securities. Loss on securities was $2.5 million during the three months ended March 31, 2001 compared to a net gain on securities of $418,000 during the same period in 2000. The loss on securities during the period ended March 31, 2001 was primarily due to the write-down or write-off of impaired investments. The write-downs or write-offs were a result of further deterioration of growth prospects for some companies and the uncertainty that such companies will be able to raise additional capital in light of the market downturn related to Internet and other technology stocks. In the first quarter of 2001, Ventures determined that an aggregate $2.5 million of investments in the securities of six different companies was impaired and therefore wrote-down or wrote-off the carrying values of such investments during that period. During the first quarter of 2000 Ventures determined that a $750,000 investment in non-marketable securities of one company was impaired and therefore wrote-off the entire $750,000 carrying value of such investment during that period. However, offsetting this write-off during the first quarter of 2000 was $1.2 million in gain on securities sold. The Company does not write-down or write-off, through the consolidated statement of operations, any investments it considers to be temporarily impaired.

                    Interest Expense. Interest expense increased to $124,000 during the three months ended March 31, 2001 from $52,000 during the three months ended March 31, 2000 primarily due to an increase in funds borrowed from the Small Business Administration ("SBA") during the second quarter of 2000. During the three months ended March 31, 2001 and 2000, the weighted-average interest rate on the funds borrowed from the SBA was 7.8% and 6.9%, respectively, and the weighted-average borrowings were $6.5 million and $3.0 million, respectively.

Allegiance

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

                    Interest Income. Interest income increased to $909,000 during the three months ended March 31, 2001 from $823,000 during the same period in 2000, primarily due to an increase of $3.9 million in the weighted-average principal amount of loans outstanding during the first quarter of 2001 compared to the first quarter of 2000. The increase in weighted average principal amount outstanding reflects loans made by Allegiance from January through October 2000. Offsetting this increase were two loans in the aggregate principal amount of $3.9 million, which were in default and on non-accrual status. During the three months ended March 31, 2001 and 2000, the weighted-average interest rates earned on the loans were 8.9% and 9.2% and the weighted-average principal amounts outstanding were $37.8 million and $33.9 million, respectively. The weighted-average interest rate calculations for the three months ended March 31, 2001 excludes the two defaulted loans discussed above. The weighted-average interest rate for the three months ended March 31, 2000 excludes one loan in the amount of $2.1 million, which was delinquent and on non-accrual status. Allegiance cannot predict at this time whether the loans on non-accrual status during the first quarter of 2001 will remain on non-accrual status. To the extent that the loans remain on non-accrual status, Allegiance Capital does not anticipate receiving interest and servicing income of approximately $42,000 per month from such loans. Allegiance is attempting to work out these two loans. Based on appraisals of the collateral securing these loans, management believes that Allegiance will not incur material losses in connection with such loans. See "--Recent Developments." Allegiance is not currently originating loans. Therefore, although interest income for the remainder of 2001 is expected to be moderately higher than interest income for comparable periods in 2000 as a result of earning a full year of interest on loans made during 2000, Allegiance does not expect material increases in interest income in future periods.

                    Other Income. Other income was $95,000 during the three months ended March 31, 2001 and resulted primarily from the recognition of previously deferred net hedging gains related to the Allegiance loans upon adoption of SFAS No. 133 on January 1, 2001. At March 31, 2001, Allegiance had no hedging relationships. Other income was immaterial during the three months ended March 31, 2000.

                    Interest Expense. Interest expense increased to $699,000 during the three months ended March 31, 2001 from $607,000 during the three months ended March 31, 2000 primarily as a result of increased borrowings under the Allegiance Financing. During the three months ended March 31, 2001 and 2000, the weighted-average interest rates under the Allegiance Financing were 8.5% and 8.4% and the weighted-average borrowings were $32.9 million and $28.6 million, respectively. The Allegiance Financing terminated in December 2000. However, as discussed above in "--Recent Developments," amounts borrowed under the Allegiance Financing remain outstanding. Allegiance has been granted an extension through July 16, 2001 to resolve its non-performing loans and retire the revolving debt.

                    Compensation and Benefits. Compensation and benefits decreased to $58,000 during the three months ended March 31, 2001 from $123,000 during the same period in 2000, due to layoffs resulting from a suspension of Allegiance’s lending activities during the fourth quarter of 2000. As a result, compensation and benefits for the 2001 fiscal year is currently expected to be approximately $230,000.

                    Other General and Administrative Expenses. Other general and administrative expenses decreased to $105,000 during the three months ended March 31, 2001 from $355,000 during the same period in 2000, due primarily to a reduction in legal expenses related to a delinquent loan that was written off in 2000. Also contributing to the decrease was a significant reduction in general and administrative expenses resulting from Allegiance’s suspended lending activities. Because two non-performing loans are currently in default, it is likely that additional general and administrative expenses will be incurred in connection with the work out of those loans. Allegiance cannot, however, predict the overall level of other general and administrative expenses for the year ended December 31, 2001 relative to the year ended December 31, 2000.

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

                    As a result of the imminent default of DPFC under the terms of the Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes"), Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement in March 2000 (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders are required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital continues to act as servicer for a fee of $18,000 per month to cover these fees and expenses for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See "Results of Operations for the Company-- Extraordinary Gain."

                    As a result of the DPFC Agreement, the Company will not recognize any future gain or loss related to DPFC until the Noteholders purchase the DPFC stock or DPFC is liquidated pursuant to the DPFC Agreement. The Company expects to recognize a pre-tax gain in an amount approximately equal to the $4.6 million accumulated deficit of DPFC upon the occurrence of either of these events. Additionally, when the DPFC stock is purchased or DPFC is liquidated, the Company may have income tax liability associated with the gain from debt forgiveness. The Company may be able to use the carryforward losses from DPFC to offset such liability, unless the carryforward losses have been previously utilized. Since March 2000 the Company has recognized, and through June 2002 will continue to recognize, the $18,000 monthly servicing fee ($54,000 per quarter) paid to Point West Capital as other income in the consolidated statement of operations.

                    Also as a result of the DPFC Agreement, DPFC has not recognized any interest expense related to the Securitized Notes nor any general and administrative expenses subsequent to February 28, 2000 and will not recognize these expenses in future periods.

                    The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

Other

                    The Other segment includes operating results for Point West Capital, SocietyPool and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the "Other" segment and has not been allocated. Activities for PWS were immaterial during the three months ended March 31, 2001 and 2000 and are not expected to be material in the foreseeable future. SocietyPool has not commenced operations and it is unclear whether SocietyPool will ever commence operations.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

                    Interest Income. Interest income decreased to $51,000 during the three months ended March 31, 2001 from $82,000 during the three months ended March 31, 2000, due to a decrease in cash balances.

                    Loss on Securities. In the first quarter of 2001, Point West Capital determined that a $939,000 investment in one company was impaired and therefore wrote-off the company’s entire carrying value during that period. This write-off was a result of deterioration of the company’s growth prospects and the uncertainty that it would be able to raise additional capital in light of the market downturn related to Internet and other technology stocks. This investment was made by Point West Capital instead of through Ventures, and was the only investment in Point West Capital’s portfolio.

                    Compensation and Benefits. Compensation and benefits decreased to $323,000 during the three months ended March 31, 2001 from $496,000 during the same period in 2000 due to a 57% reduction in the salaries of the executive officers, a decrease in the level of accrued profit sharing and bonuses for all employees for the first quarter of 2001 and employee layoffs and attrition which began in late 2000. As a result, compensation and benefits for the 2001 fiscal year are expected to be approximately $1 million less than the 2000 amount.

                    Other General and Administrative Expenses. Other general and administrative expenses increased to $437,000 during the three months ended March 31, 2001 from $381,000 during the three months ended March 31, 2000. The Company established a cost-reduction program in the latter half of 2000; however, the decrease in operating expenses has been offset by an increase in legal expenses related to the SocietyPool litigation. As a result of the SocietyPool litigation, including a new lawsuit filed during the first quarter of 2001, it is likely that additional legal expenses will be incurred. The Company, however, is currently unable to predict the overall level of other general and administrative expenses for the remainder of 2001 relative to comparable periods in 2000. See "Other Information--Legal Proceedings."

Liquidity and Capital Resources

                    The Company’s unaudited consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. See Note 2 of the Notes to Consolidated Financial Statements included in the Form 10-K.

Point West Capital, SocietyPool and PWS

                    At present, Point West Capital, SocietyPool and PWS have no external funding source from which to fund their working capital and general corporate needs. During 2000 and the first quarter of 2001, the Company supported the operations of Point West Capital, SocietyPool and PWS primarily from existing cash balances. In prior periods, the Company generated cash primarily from sales proceeds of investment securities and life insurance policies and used the cash to grow its businesses. At March 31, 2001, Point West Capital and PWS’ cash and cash equivalents were $1.1 million. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop its existing businesses and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940."

                    The Company currently anticipates having sufficient liquidity to meet the working capital and operational needs of Point West Capital and PWS at least through December 31, 2001 using current cash and cash equivalents, payments from Allegiance and servicing and management fees. Assuming the Company determines additional funds are needed, there can be no assurance that it will be successful in obtaining external financing on satisfactory terms or at all.

                    Restricted cash as of March 31, 2001 includes $2.1 million for SocietyPool. Prior to the dismissal of the bankruptcy action involving SocietyPool, the bankruptcy court had entered a separate order freezing SocietyPool’s funds. Pursuant to this freeze order, access to SocietyPool’s funds by SocietyPool’s management or by any creditor or member of SocietyPool has been prohibited. As a result of the Court’s having granted Point West Capital’s motion to dismiss the bankruptcy action, the Company believes that the freeze order automatically expired. However, the bank holding SocietyPool’s funds has continued to prohibit all access to such funds unless and until the bankruptcy court specifically vacates the freeze order. The Company intends to request the bankruptcy court to vacate the freeze order. The Company is not able to predict what the working capital and operational needs of SocietyPool will be and whether it will have sufficient capital for those needs. See "Other Information--Legal Proceedings."

Ventures

                    Ventures’ expenses during the first quarter of 2001 were primarily supported through existing cash balances and proceeds of $340,000 from the liquidation of one investment. Ventures’ activities during 2000 were primarily supported through existing cash balances and the sale of investments. During 2000 Ventures generated $5.5 million of net proceeds from the sales of securities and repayments on loans. In addition, Ventures activities have been supported through capital contributions from Point West Capital and loans from the SBA. To date, Point West Capital contributed $5.8 million to Ventures. During 2000, Ventures also borrowed $3.5 million from the SBA. At March 31, 2001 Ventures had $903,000 of cash and cash equivalents.

                    During 2000, funds generated by Ventures also supported, in part, the activities of the Company’s other businesses. During 2000, Ventures distributed $4.0 million to Point West Capital. Ventures has not made any distributions to Point West Capital in 2001.

                    Ventures has an SBA debenture license and, therefore, may be permitted, based on capital contributions by Point West Capital and realized gains on the sale of securities, to borrow up to $16.6 million from the SBA, subject to compliance with SBA requirements. As of March 31, 2001, Ventures had borrowed $6.5 million and had outstanding commitments from the SBA to borrow an additional $6.0 million (for which Ventures has paid the 1% non-refundable leverage fee described below.) Any borrowings bear interest at the rate for ten-year debentures issued by Small Business Investment Companies and funded through public certificates bearing the SBA’s guarantee. Interest is payable semi-annually. In addition, there is a leverage and underwriting fee of 3.5% and a fee of 1% per annum on the outstanding amount of debt.

                    Ventures does not have sufficient liquidity, at least in the short term, to grow its business. It is unlikely that Ventures will be able to access additional debt from the SBA because (i) at March 31, 2001, Ventures had a condition of Capital Impairment (as defined by the SBA regulations) and (ii) Ventures failed to originate a sufficient amount of debt investments. At present, Ventures has one debt investment outstanding and, since inception of the SBA borrowings, has made relatively few debt investments. As a result, the SBA is likely to prevent further borrowings by Ventures, and could declare an event of default, accelerate the payment of the outstanding debentures and appoint the SBA or its nominee as a receiver. If the SBA were to accelerate the outstanding debt, Ventures does not have sufficient cash to repay the debt and might have to dispose of investment securities to repay the debt. The dispositions may occur at times and on terms that would not maximize the value of those investments and the proceeds of any dispositions may not be sufficient to repay the debt. In addition, because of laws and regulations regarding the Investment Company Act of 1940 (the "1940 Act"), the Company may be required to restrict Ventures’ growth or dispose of investments in order to avoid registration under the 1940 Act at some time in the future. See "Considerations Under the Investment Company Act of 1940."

Allegiance

                    The Allegiance Financing expired in December 2000 and, as a result, Allegiance has no current ability to continue to make new loans or to grow its business. See "--Recent Developments" above. In connection with the settlement by Allegiance of a lawsuit with a Texas borrower, Allegiance acquired, in September 2000, two funeral homes located in Texas. One such funeral home is subject to a sale agreement, which is expected to close in June 2001. Allegiance expects the sale to generate approximately $370,000 of cash and a $90,000 note receivable. Upon receipt of such sales proceeds, Allegiance anticipates transferring such proceeds to Point West Capital.

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
The Company’s inability to commence or acquire other complementary financial services businesses as rapidly as it had hoped; and
The success of Ventures, which holds a number of investment securities.

                    The majority of investment securities held by the Company have been acquired since January 1998. As those investment securities increased substantially in value, beginning in 1999, Ventures sold some of its investments in part to address issues under the 1940 Act. The Company has realized substantial gains in prior periods in connection with the sales of some of these investments. The proceeds of these sales have been invested in U.S. government securities pending final use, which has included further investments by Ventures.

                    The Company is assessing its long-term strategy, including its strategy to ensure that it is not deemed to be an investment company. However, some elements of this strategy may, at least in the short term, materially and adversely affect the Company’s financial condition or results of operations, or both. The elements of this strategy, which are subject to the risks described below may involve:

Pursuing the growth of new operating businesses, by acquisition or internal development;
Attempting to resume Allegiance’s loan origination activities; and
Continuing to dispose of investment securities and/or restricting the growth of Ventures’ business.

Growth of New Operating Businesses

                    The Company continues to seek advice from financial advisors to assist it in its assessment of its long-term strategy. Such strategy may entail developing or acquiring new operating businesses that do not involve investment securities. Although the Company may pursue businesses that are complementary to the Company’s current businesses, these businesses may not necessarily involve financial services. These businesses would be operating entities that do not own, trade or hold any significant amount of investment securities. The Company has been unable to develop or acquire new suitable operating businesses on terms acceptable to the Company. Additionally, the Company may not find any suitable businesses to acquire or develop on terms acceptable to the Company. In addition, the Company may not have sufficient capital or access to outside funding to finance the development or acquisition of complimentary businesses. Furthermore, the Company may not be able to successfully integrate the operations of any new businesses. Finally, any new businesses may not contribute positively to the Company’s financial condition or results of operations.

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

Forward Looking Statements

                    This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part II-- Other Information--Item 1--Legal Proceedings" relating to (1) the amount of any loss experienced in connection with two loans made by Allegiance that are in default, (2) the amount of gain to be recognized on the purchase of DPFC stock or its liquidation, (3) the resumption of payments to Point West Capital and Allegiance Capital for servicing activities provided to Allegiance and to Allegiance Capital under revolving and term certificates issued to Allegiance Capital under the Allegiance Financing, (4) sufficiency of the Company’s liquidity and capital resources (see "Liquidity and Capital Resources"), (5) the Company’s ability to avoid being subject to registration and regulation under the 1940 Act (see "Considerations Under the Investment Company Act of 1940"), (6) Ventures’ ability to borrow funds from the SBA (see "Liquidity and Capital Resources"), (7) SocietyPool’s development and offering of a new type of financial product, (8) management’s belief that the Former CEO or the Former Special Consultant is not entitled to the relief requested in its action against Point West Capital (see "Other Information--Legal Proceedings") (9) whether the bankruptcy court will vacate the freeze order and grant access to SocietyPool’s funds (see "Liquidity and Capital Resources--Point West Capital, SocietyPool and PWS") and (10) levels of compensation and benefits expenses and other general and administrative expenses. Such statements are based on management’s belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) Allegiance’s ability to foreclose on the collateral and realize an amount on foreclosure at least equal to the carrying value of two Allegiance loans which are currently in default, (2) the continuing ability of borrowers to perform under loans previously made by Allegiance and factors such as general economic conditions that would affect such ability, (3) Allegiance’s ability to resolve the two currently non-performing loans to the satisfaction of the Investors, (4) actions taken by the Investors with respect to the current or any future default under the Allegiance Financing, (5) litigation expenses arising from current and future legal proceedings related to the Company’s businesses, including non-performing loans or investments and SocietyPool, (6) the results of the Company’s consideration of strategic options and any costs associated with a chosen option, (7) availability and cost of capital, (8) the factors described under "Considerations Under the Investment Company Act of 1940," (9) Ventures’ ability to cure its Capital Impairment, (10) Ventures’ ability or inability to originate a sufficient amount of debt investments that qualify for financing under the SBA regulations, (11) actions taken by the SBA with respect to the current or any future default under Ventures’ SBA borrowings, (12) the outcome of the litigation relating to SocietyPool and the viability of and the market’s acceptance of SocietyPool’s new financial product, (13) actions taken by the Noteholders with respect to the purchase or liquidation of DPFC and (14) compensation and benefits expenses for Point West Capital or Allegiance differ from current expectations, depending on the strategy ultimately determined by the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

                    Point West Capital provided $1.8 million in May 2000 to fund SocietyPool’s research and start-up costs. In July 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital. The claim seeks a declaratory judgment on an issue relating to the control and management of SocietyPool and its assets. The American Arbitration Association denied the Former Special Consultant’s request that this dispute be resolved on an emergency basis and ruled that the dispute would be resolved under standard arbitration procedures. In July 2000, the Former CEO resigned, claiming that certain actions of Point West Capital, which are at issue in the arbitration constituted constructive termination of his employment. In August 2000, the Former CEO filed an action in arbitration seeking a declaration that he was constructively terminated. Also in August 2000, SocietyPool terminated the Former Special Consultant for cause and, in the arbitration proceedings Point West Capital filed an answer, affirmative defenses and counterclaim against the Former Special Consultant and Former CEO and a third-party complaint against the Former CEO.

                    In August 2000, the Former CEO and the Former Special Consultant delivered a so-called "Management Report" to Point West Capital which they contend triggered Point West Capital’s option under SocietyPool’s Operating Agreement to contribute an additional $1 million to SocietyPool. Although Point West Capital believes that the "Management Report" did not trigger Point West Capital’s option to contribute an additional $1 million, in order to protect its and SocietyPool’s rights and interests, Point West Capital contributed $1 million in August 2000 to SocietyPool pursuant to SocietyPool’s Operating Agreement. The Former CEO and Former Special Consultant asserted that the contribution did not comply with the Operating Agreement and further alleged that, as a result, Point West Capital ceased being the Manager of SocietyPool and that Point West Capital’s Voting and Economic Interests in SocietyPool were reduced to 15.67%. They further alleged that they became the majority owners of SocietyPool and that one became the Manager of SocietyPool. On September 5, 2000, they filed a petition in federal bankruptcy court in New Mexico (In Re: SocietyPool.com, LLC, No. 11-00-14735 MA) on behalf of SocietyPool. On September 11, 2000, Point West Capital filed a motion to dismiss the bankruptcy action, alleging that (i) the Former CEO and the Former Special Consultant lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf and (ii) SocietyPool is not insolvent or otherwise in need of bankruptcy protection. On March 13, 2001, the Court granted Point West Capital’s motion to dismiss the bankruptcy petition finding that the former CEO and Former Special Consultant lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf. On April 13, 2001, the Court entered an order reflecting that ruling and dismissing the bankruptcy action.

                    On April 3, 2001, the Former Special Consultant filed an action in the Second Judicial District Court, County of San Bernalillo, State of New Mexico, against Point West and its executive officers for tortious interference with contract, defamation and civil conspiracy, seeking unspecified damages. The Former Special Consultant alleges that Point West and its executive officers tortiously interfered with his employment contract with SocietyPool when Point West, as Manager of SocietyPool, terminated the Former Special Consultant; that Point West defamed him by disclosing he was terminated for cause in its reports filed with the SEC under the Securities and Exchange Act of 1934; and that Point West and its executive officers conspired to carry out a plan to deprive him of the benefits of his employment contract.

                    The outcome of the arbitration actions and New Mexico state court proceeding cannot be determined at this time; however, the Company believes that neither the Former CEO nor the Former Special Consultant is entitled to any requested relief and that the claims of the Former CEO and Former Special Consultant are without merit. Point West Capital cannot predict whether or to what extent these matters will affect Point West Capital’s decision to invest additional funds in SocietyPool or SocietyPool’s financial condition or prospects.

Item 5. Other Information

                    As previously disclosed, on April 10, 2001, The Nasdaq Stock Market(R) notified the Company that its Common Stock would be de-listed from the National Market System of the Nasdaq Stock Market, effective on the open of business on April 11, 2001 for failure to maintain a $5 million minimum market value of public float and a $1.00 per share minimum bid price. For further information, see Item 5 of the Form 10-K and the Company’s Form 8-K dated April 10, 2001. Since April 11, 2001, the Company’s Common Stock has been quoted on the Nasdaq OTC Bulletin Board(R).

Item 6. Exhibits and Reports on Form 8-K

	Exhibits:	Description
	Number

(a)	10.1	Amended and Restated Amendment and Waiver Agreement dated April 15, 2001, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company, Point West Capital Corporation and as consented to by the Certificate Holders.
	99.1	Press Release for Point West Ventures, L.P.

(b)                  Reports on Form 8-K filed during the quarter ended March 31, 2001:
Date	Item Reported	Matter Reported
March 21, 2001	5	The Company issued a press release regarding its results of operations for 2000.
February 13, 2001	5	The Company issued a press release regarding its filing with Nasdaq of a request for an appeal.
February 6, 2001	5	The Company issued a press release announcing significant cost reductions.
January 24, 2001	5	The Company issued a press release announcing the appointment of a new Chief Executive Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT WEST CAPITAL CORPORATION

Dated:    May 11,  2001

/s/ John Ward Rotter

Chief Executive Officer
(Authorized Officer)

Dated:     May 11,  2001

/s/ Joanna L. Zesiger

Chief Financial Officer
(Prinicpal Financial and Accounting Officer)