Form 10QSB
period 2001-06-30
POINT WEST CAPITAL CORP
filed 2001-08-14
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from _____to

Commission file number 0-27736

POINT WEST CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3165263 (I.R.S. Employer Identification Number)

1700 Montgomery Street, Suite 250 San Francisco, California 94111 (Address of principal executive offices)

(415) 394-9467 (Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 2001, there were 3,352,624 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES

INDEX
Part I	Financial Information	Page
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheet June 30, 2001	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000	2
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	3
	Condensed Notes to Consolidated Financial Statements	4-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21
Part II	Other Information
Item 1.	Legal Proceedings	21

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOIDATED BALANCE SHEET

June 30,
ASSETS	2001

(unaudited)

Cash and cash equivalents	$1,838,184
Restricted cash	2,572,385
Investment securities:
Available- for- sale	126,794
Matured policies receivable	624,130
Taxes receivable	196,094
Loans receivable, net of unearned income of $591,847
and an allowance for loan losses of $190,000	36,614,135
Purchased life insurance policies	28,807,889
Non-marketable securities	6,006,221
Deferred financing costs, net of accumulated
amortization of $411,797	510,430
Furniture and equipment, net of accumulated
depreciation of $44,515	58,734
Other assets	1,055,601

Total assets	$78,410,597

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interst expense	$281,185
Accounts payable	455,846
Accrued compensation payable	80,653
Revolving certificates	8,982,346
Term certificates	23,532,229
Securitized notes payable	34,341,464
Debenture payable	6,500,000

Total liabilities	74,173,723

Stockholders' equity:
Common stock, $0.01 par value; 15,000,000 authorized shares,
4,391,124 shares issued and 3,352,624 shares outstanding	43,911
Additional paid-in-capital	30,091,689
Accumulated comprehensive loss, net of tax	(80,774)
Accumulated deficit	(22,943,920)
Treasury stock, 1,038,500 shares	(2,874,032)

Total stockholders' equity	4,236,874

Total liabilities and stockholders' equity	$78,410,597

See accompanying condensed notes to consolidated financial statements.
1

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

	(unaudited)		(unaudited)
Revenues:
Interest income	$882,724	$955,089	1,858,260	$3,170,273
Net loss on securities	(728,665)	(3,251,640)	(4,136,530)	(2,833,369)
Other	27,285	82,470	176,648	115,435

Total revenues	181,344	(2,214,081)	(2,101,622)	452,339

Expenses:
Interest expense	816,632	695,741	1,640,228	1,943,851
Compensation and benefits	286,231	671,510	667,357	1,290,967
Other general and administrative expenses	405,046	1,530,455	947,694	2,400,315
Amortization	185,483	44,543	209,633	106,771
Depreciation	6,024	4,611	12,048	7,700

Total expenses	1,699,416	2,946,860	3,476,960	5,749,604

Loss before income taxes
and extraordinary gain	(1,518,072)	(5,160,941)	(5,578,582)	(5,297,265)

Income tax benefit	34,115	1,817,901	15,945	1,870,550

Loss before extraordinary gain	(1,483,957)	(3,343,040)	(5,562,637)	(3,426,715)

Extraordinary gain, net of income taxes of $822,154	--	--	--	1,242,003

Net loss	$(1,483,957)	$(3,343,040)	$(5,562,637)	$(2,184,712)

Earnings per share - Basic:
Loss before extraordinary gain	$(0.44)	$(1.00)	$(1.66)	$(1.02)
Extraordinary gain	--	--	--	0.37

Net loss	$(0.44)	$(1.00)	$(1.66)	$(0.65)

Earnings per share-Diluted:
Loss before extraordinary gain	$(0.44)	$(1.00)	$(1.66)	$(1.02)
Extraordinary gain	--	--	--	0.37

Net loss	$(0.44)	$(1.00)	$(1.66)	$(0.65)

Weighted-average number of shares of common stock
outstanding	3,352,624	3,352,624	3,352,624	3,352,443
Weighted-average number of shares of common stock
and common stock equivalents outstanding	3,352,624	3,352,624	3,352,624	3,352,443

See accompanying condensed notes to consolidated financial statements.
2

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2001	2000

	(unaudited)
Cash flows from operating activities:
Net loss	$(5,562,637)	$(2,184,712)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	221,681	114,471
Provision for loan losses	--	579,964
Net loss on securities	4,136,530	2,833,369
Interest income received as warrants	--	(1,101,532)
Deferred tax benefit	(21,545)	(1,922,784)
Extraordinary gain	--	(1,242,003)
Changes in operating assets and liabilities:
Collections on matured life insurance policies	1,216,699	441,286
Other assets	62,950	68,099
Taxes receivable	--	(522,745)
Unearned income	(121,673)	16,576
Accrued interest expense	17,648	(143,993)
Accounts payable	80,731	150,634
Accrued compensation payable	(336,238)	(217,271)

Net cash used in operating activities	(305,854)	(3,130,641)

Cash flows from investing activities:
Purchase of furniture and equipment	--	(50,047)
Decrease in restricted cash	(130,070)	2,431,699
Proceeds from maturity of held-to-maturity securities	--	2,504,610
Purchase of investment and non-marketable securities	--	(11,932,428)
Proceeds from sale of investment and non-marketable securities	340,000	2,620,215
Additions to loans receivable	--	(2,681,936)
Principal payments on loans receivable	397,284	3,054,210

Net cash provided by (used in) investing activities	607,214	(4,053,677)

Cash flows from financing activities:
Principal payments on securitized notes payable	(934,905)	(257,894)
Proceeds from SBA debenture	--	3,500,000
Proceeds from revolving certificates	--	820,000
Principal payments on revolving certificates	(150,941)	(74,841)
Principal payments on term certificates	(365,016)	(280,171)
Increase in deferred financing costs	--	(229,012)
Proceeds from options excercised	--	2,750

Net cash (used in) provided by financing activities	(1,450,862)	3,480,832

Net decrease in cash and cash equivalents	(1,149,502)	(3,703,486)

Cash and cash equivalents, beginning of period	2,987,686	12,836,125

Cash and cash equivalents, end of period	$1,838,184	$9,132,639

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
Unrealized gain (loss) on securities available for sale, net of tax	$28,748	$(2,409,667)
Receipt of warrants	$--	$1,101,532
Reduction in securitized notes payable in
connection with extraordinary gain	$--	$2,064,157
Accrued litigation settlement offset against other assets	$--	$2,205,000
Supplemental disclosure of cash flow information:
Taxes paid	$22,974	$587,099
Cash paid for interest	$1,619,156	$2,368,232

See accompanying condensed notes to consolidated financial statements.
3

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General Description

       The unaudited consolidated financial statements of Point West Capital Corporation ("Point West Capital"), including its consolidated entities (collectively the "Company"), as of June 30, 2001 and for the six month periods ended June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with Item 310(b) of Regulation S-B. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K").

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

       The activities of Ventures and Allegiance changed substantially in late 2000 and in the first half of 2001. See the Company’s Form 10-K and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" herein for further information. To date, the operations of PWS have not been material to the Company and are not expected to be material. SocietyPool never commenced operations and, in July 2001, Point West Capital rescinded the SocietyPool operating agreement. The rescission is being challenged by the Former CEO and the Former Special Consultant. See Note 8.

2.    Restricted Cash

       Restricted cash as of June 30, 2001 included $2.1 million for SocietyPool. See Note 8. The balance of restricted cash is comprised of funds held by Allegiance Trust I and DPFC.

3.    Investment Securities

       The Company accounts for marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The cost and estimated fair value of investment securities reflected in the consolidated balance sheet as of June 30, 2001 were $268,000 and $127,000, respectively. Cumulative net unrealized losses on available-for-sale securities (representing differences between estimated fair value and cost) were ($141,000) at June 30, 2001. These cumulative net unrealized losses, net of applicable tax benefits, are included in accumulated comprehensive loss, a separate balance sheet component of stockholders’ equity. See Note 6.

4.    Revolving and Term Certificates

       Through December 2000, Allegiance financed its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued.

       As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. Consequently, Allegiance began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving loan certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At June 30, 2001, the weighted-average interest rate on the revolving certificates was 9.0%.

       In July 2001, Allegiance and a consortium of insurance companies holding certificates issued under the Allegiance Financing (the "Investors") executed an amendment and waiver agreement providing Allegiance until November 15, 2001 to resolve the non-performing loans and retire the revolving debt. If Allegiance is not able to work out the non-performing loans and retire the revolving debt by November 15, 2001 and if the Investors do not provide additional time beyond November 15, 2001 to do so, the Investors could declare an event of default under the Allegiance Financing at any time after November 15, 2001. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing.

       Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance Trust I. Neither Point West Capital, Allegiance Capital, Allegiance Funding nor Allegiance Management guaranteed repayment of the revolving or term certificates and none is required to fund any principal or interest deficiencies which may arise thereunder.

      Also as a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by Allegiance) ceased in November 2000. Between January and October 2000, such payments averaged $42,000 a month. As a result of, among other things, the amendment and waiver agreement, monthly cash flow payments to Point West Capital and Allegiance resumed in May 2001 and will continue until November 15, 2001. In May, June and July 2001, these payments, which are subordinate to other payments under the Allegiance Financing, averaged $14,000 per month. Payments in future months could increase, decrease or cease subject to the performance of the underlying loans and resulting cash flow from the loans and continued compliance with other provisions of the Allegiance Financing.

5.    Debenture Payable

       Ventures has issued two debentures payable to the Small Business Administration ("SBA") totaling $6.5 million in principal amount. One debenture was issued in July 1998 in the principal amount of $3.0 million with semi-annual interest only payments at a fixed rate of 5.9% per annum (plus a 1% annual fee) and a scheduled maturity date of September 1, 2008. The debenture is subject to a prepayment penalty if repaid prior to September 1, 2003. The other debenture was issued on May 24, 2000 in the principal amount of $3.5 million with semi-annual interest only payments at a fixed rate of 7.5% per annum (plus a 1% annual fee) and a scheduled maturity date of September 1, 2010. The debenture is subject to a prepayment penalty if repaid prior to September 1, 2005. In addition, Ventures paid a fee of $227,500 (3.5% of the total borrowings) to the SBA to borrow such money. Proceeds from the debentures were used to make debt and equity investments in businesses permitted under applicable SBA codes and regulations.

       On June 14, 2001, the SBA notified Ventures that it was in default under the debentures as a result of its failure to comply with required capital ratios and provided Ventures until June 29, 2001 to remedy the default. Ventures was unable to remedy the default by June 29, 2001. Therefore, on August 1, 2001, the SBA accelerated the indebtedness under the debentures and demanded payment of $6.7 million (including outstanding principal, accrued interest and fees) by August 15, 2001. Ventures does not currently have sufficient cash to repay the SBA debentures and is unlikely to have sufficient cash to repay the SBA debentures by August 15, 2001. The SBA has notified Ventures that it will commence appropriate legal action for the collection of Ventures’ indebtedness. Such legal actions may include the appointment of a permanent receiver of Ventures.

       See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" and "—Liquidity and Capital Resources—Ventures."

6.    Stockholders’ Equity

       Changes in stockholders’ equity during the first six months of 2001 reflected the following:

Stockholders’ equity, beginning of period .........	$ 9,770,763
Comprehensive loss:
Net loss ………………………....................	(5,562,637)
Other comprehensive loss: …..………….......
Net unrealized investment gains, net of taxes of $22,000......................................	28,748

Comprehensive loss ………...…........	(5,533,889)

Stockholders’ equity, end of period …………	$ 4,236,874

       Changes in stockholders’ equity during the first six months of 2000 reflected the following:

Stockholders’ equity, beginning of period …	$27,542,793
Comprehensive income:
Net loss …………………………………	(2,184,712)
Other comprehensive loss: …..…………..
Net unrealized investment losses, net of tax benefit of $1,600,000........	(2,409,667)

Comprehensive loss ………...…...…......	(4,594,379)
Common stock -- options exercised ………	10
Additional paid-in-capital -- options exercised ..	2,740

Stockholders’ equity, end of period ……........	$22,951,164

7.    Earnings Per Share

       The weighted-average number of common stock shares and additional common stock equivalent shares used in computing loss per share for the three and six months ended June 30, 2001 and 2000 are set forth below. The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Numerator:
Loss before extraordinary gain....
	$(1,483,957)	$(3,343,040)	$(5,562,637)	$(3,426,715)
Extraordinary gain..........
	----	--	--	1,242,003
Net loss......................
	$(1,483,957)	$(3,343,040)	$(5,562,637)	$(2,184,712)

Denominator:
Weighted-average shares ..............
	3,352,624	3,352,624	3,352,624	3,352,443
Loss per share:
Basic

Loss before extraordinary gain.....
	$(0.44)	$(1.00)	$(1.66)	$(1.02)
Extraordinary gain.........
	--	--	--	0.37
Net loss.................
	$(0.44)	$(1.00)	$(1.66)	$(0.65)
Diluted
Loss before extraordinary gain …
	$(0.44)	$(1.00)	$(1.66)	$(1.02)
Extraordinary gain..........
	--	--	--	0.37
Net loss........................
	$(0.44)	$(1.00)	$(1.66)	$(0.65)

       As a result of the net loss for the three and six months ended June 30, 2001 and 2000, options and warrants outstanding during this period were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

8.    Litigation

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

SocietyPool

       In May 2000, Point West Capital and three individuals formed SocietyPool to develop and pursue a new financial product. During 2000, Point West Capital contributed $2.8 million to fund SocietyPool's research and start-up costs in exchange for a 51% Voting and Economic Interest in SocietyPool. In addition, Point West Capital was the Manager of SocietyPool. The other members of SocietyPool, the former special consultant of SocietyPool (the "Former Special Consultant") and the former chief executive officer of SocietyPool (the "Former CEO"), contributed to SocietyPool all of their rights and interests under a product license agreement (the "Business License Agreement").

       Between May 2000 and July 2001, SocietyPool conducted limited market research but did not commence any operations. In July 2000, the Former CEO resigned. In August 2000, SocietyPool terminated the Former Special Consultant for cause.

       In July 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital. The initial claim was for a declaratory judgment on an issue relating to the control and management of SocietyPool and its assets. The Former Special Consultant has since amended his complaint to assert additional claims against Point West Capital as well as a claim against SocietyPool and requesting damages in an unspecified amount. In August 2000, the Former CEO filed an action in arbitration against SocietyPool claiming he was constructively terminated under his Employment Agreement with SocietyPool and requesting damages in an unspecified amount. In response to these actions, Point West Capital and SocietyPool filed an answer, affirmative defenses, counterclaims and third party claims against the Former Special Consultant and Former CEO, which Point West Capital subsequently amended. The arbitration proceedings were stayed during the pendency of the bankruptcy proceedings described below, which were dismissed in April 2001.

       On September 5, 2000, the Former Special Consultant and the Former CEO filed Chapter 11 proceedings in federal bankruptcy court in New Mexico (In Re: SocietyPool.com, LLC, No. 11-00-14735 MA) on behalf of SocietyPool. On April 13, 2001, on Point West Capital's motion, the Court dismissed the bankruptcy petition on the ground that the Former Special Consultant and the Former CEO lacked the requisite authority to file for bankruptcy on SocietyPool's behalf. Point West Capital's motion for attorneys' fees in the proceeding is still pending.

       On April 3, 2001, the Former Special Consultant filed an action in the Second Judicial District Court, County of San Bernalillo, State of New Mexico, against Point West Capital and its executive officers for tortious interference with contract, defamation and civil conspiracy, seeking unspecified damages. In May 2001, defendants removed the action to the United States District Court for the District of New Mexico and thereafter moved to dismiss the case in its entirety. On August 6, 2001, the district court ruled that the Former Special Consultant’s actions were subject to arbitration and granted defendants' motion to dismiss the action with prejudice.

       On June 29, 2001, the licensor under the Business License Agreement terminated the Business License Agreement on the ground that SocietyPool had ceased operations in September 2000. On July 9, 2001, Point West rescinded the SocietyPool operating agreement on the grounds that the Former Special Consultant and the Former CEO, through their illicit conduct, had repudiated the SocietyPool operating agreement and caused a failure of the consideration supporting the operating agreement -- the Business License Agreement. In connection with the rescission, Point West Capital reclaimed what was left of the money that it had contributed to SocietyPool, which totaled approximately $2.1 million, and amended its arbitration claims to seek a declaratory judgment that its rescission was proper and restitution from the Former Special Consultant and the Former CEO.

       On July 9, 2001, the Former CEO filed an action against Point West Capital in the Superior Court, County of San Francisco, State of California, alleging breach of SocietyPool's operating agreement as a consequence of Point West Capital's rescission of the operating agreement. On the same day, the Former CEO sought a temporary restraining order requiring Point West Capital to return the funds it reclaimed pursuant to the rescission. On July 10, 2001, the Court denied the Former CEO's request for a temporary restraining order. Thereafter, Point West Capital filed a motion for summary judgment, seeking dismissal of the Former CEO's entire complaint, which is scheduled to be heard on September 13, 2001.

       On July 26, 2001, in the arbitration proceedings, the Former Special Consultant filed a motion for a preliminary injunction requiring Point West Capital to return the funds it had reclaimed pursuant to its rescission and freezing the funds pending resolution of the arbitration proceedings. On August 8, 2001, the arbitrator ordered Point West Capital to deposit the funds it had reclaimed pursuant to the rescission into a SocietyPool account, which is to remain frozen until the arbitration proceedings are resolved. On August 10, 2001, Point West Capital filed a motion for reconsideration of the order.

       The outcome of the arbitration actions and the various state court proceedings cannot be determined at this time; however, the Company believes that neither the Former CEO nor the Former Special Consultant is entitled to any requested relief and that the claims of the Former CEO and Former Special Consultant are without merit. Point West Capital’s future involvement with SocietyPool will be dependent upon the outcome of the proceedings described above.

Point West Ventures

       See the Form 10-K for information regarding the demand for arbitration that Point West Ventures filed in December 2000 against Universal Access, Inc., certain of its directors and other parties.

       In June 2001, Point West Ventures filed an action for fraud against Home Director, Inc. and Spencer Trask Ventures, Inc. seeking rescission of an agreement pursuant to which Point West Ventures purchased $500,000 of stock in Home Director, Inc. through Spencer Trask Ventures, Inc. In July 2001, the defendants filed a motion to dismiss the action.

9.    Segment Reporting

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

       The Company’s reportable operating segments include Ventures, Allegiance and Viatical Settlements. The Other segment includes Point West Capital, SocietyPool and PWS. In July 2001, Point West Capital rescinded the SocietyPool operating agreement. See Note 8. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Form 10-K.

       The following tables represent the Company’s results from segments for and financial positions as of the three months ended June 30, 2001 and 2000.

	Three Months Ended June 30, 2001

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total

Interest income.............	$6,716	$853,979	$--	$22,029	$882,724
Net loss on securities..............	(728,665)	--	--	--	(728,665)
Other income................	(30,972)	1,174	57,083	--	27,285

Total revenues.............	(752,921)	855,153	57,083	22,029	181,344
Interest expense ….......	125,660	690,972	--	--	816,632
Depreciation and amortization …….	175,708	9,775	--	6,024	191,507
Income tax (expense) benefit (2) …………………...	(800)	(2,400)	--	37,315	34,115
Contributed net (loss) income (2)......	$(1,116,839)	$40,441	$57,083	$(464,642)	$(1,483,957)

Identifiable assets.........	$6,888,582	$38,851,589	$29,770,621	$2,899,805	$78,410,597

	Three Months Ended June 30, 2000

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total

Interest income.............	$68,719	$855,618	$--	$30,752	$955,089
Net loss on securities..............	(3,251,640)	--	--	--	(3,251,640)
Other income................	3,794	--	78,406	270	82,470

Total revenues.......	(3,179,127)	855,618	78,406	31,022	(2,214,081)
Interest expense ….......	82,117	613,624	--	--	695,741
Depreciation and amortization …….	12,917	31,626	--	4,611	49,154
Income tax (expense) benefit (2) …………………...	(800)	(4,015)	--	1,822,716	1,817,901
Contributed net (loss) income (2)......	$(3,297,938)	$(715,745)	$78,406	$592,237	$(3,343,040)

Identifiable assets.........	$21,584,916	$35,784,138	$31,634,428	$6,735,927	$95,739,409

       The following tables represent the Company’s results from segments for and financial positions as of the six months ended June 30, 2001 and 2000.

	Six Months Ended June 30, 2001

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total

Interest income...............	$22,005	$1,763,468	$--	$72,787	$1,858,260
Net loss on securities ………..	(3,197,500)	--	--	(939,030)	(4,136,530)
Other income .……..	(30,972)	96,537	111,083	--	176,648

Total revenues	(3,206,467)	1,860,005	111,083	(866,243)	(2,101,622)
Interest expense …...	249,939	1,390,289	--	--	1,640,228
Depreciation and amortization …….	190,083	19,550	--	12,048	221,681
Income tax (expense) benefit (2).…….	(800)	(3,200)	--	19,945	15,945
Contributed net (loss) income (2)....	$(3,709,039)	$171,798	$111,083	$(2,136,479)	$(5,562,637)

Identifiable assets …	$6,888,582	$38,851,589	$29,770,621	$2,899,805	$78,410,597

	Six Months Ended June 30, 2000

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total

Interest income...............	$1,371,854	$1,678,380	$6,818	$113,221	$3,170,273
Net loss on securities ………..	(2,833,369)	--	--	--	(2,833,369)
Other income .……..	2,093	3,188	97,242	12,912	115,435

Total revenues.	(1,459,422)	1,681,568	104,060	126,133	452,339
Interest expense …...	134,024	1,220,977	588,850	--	1,943,851
Depreciation and amortization …….	22,917	83,854	--	7,700	114,471
Income tax (expense) benefit (2).…….	(800)	(4,585)	--	1,875,935	1,870,550
Extraordinary gain.....	-	-	1,242,003	-	1,242,003
Contributed net (loss) income (2)....	$(1,640,374)	$(1,028,552)	$623,774	$(139,560)	$(2,184,712)

Identifiable assets …	$21,584,916	$35,784,138	$31,634,428	$6,735,927	$95,739,409

---

(1)	The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.
(2)	Corporate overhead and income tax (expense) benefit are not generally allocated between segments and are included in the Other segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

       The following is a discussion and analysis of the consolidated financial condition of the Company at June 30, 2001, and results of operations for the Company for the three and six months ended June 30, 2001 and 2000, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Form 10-K and the unaudited consolidated financial statements and related notes appearing elsewhere herein.

Overview

       Beginning in the latter half of 2000, the Company engaged in substantially less revenue-generating activity and began reducing costs significantly. See "---Recent Developments." The Company continues to assess its current businesses and its future operations.

       The Company is a specialty financial services company. The Company’s financial statements consolidate the assets, liabilities and operations of Ventures, Allegiance, DPFC, SocietyPool and PWS. The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. Subsequent to February 1997, the Company engaged in other specialty financial services businesses. See the Form 10-K for further information regarding historical development.

       Information regarding the revenues, contributed net income (loss) and identifiable assets for each of the Company’s business segments is contained in Note 9 of the Condensed Notes to Consolidated Financial Statements.

Recent Developments

       Beginning in the latter half of 2000, the Company engaged in substantially less revenue-generating business activity and began reducing costs significantly. Ventures reduced significantly its number of new investments in the second half of 2000 and the first half of 2001 as a result of volatility and uncertainty in the financial markets. In the first half of 2001, Ventures made no investments. Additionally, in August 2001, the SBA accelerated Ventures’ indebtedness to the SBA, effectively terminating Ventures' ability to make further investments or engage in further business activities. See "--- Liquidity and Capital Resources--- Ventures."

       As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. Consequently, Allegiance began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving loan certificates increased by 1% per annum, effective February 15, 2001. See Note 4 of the Condensed Notes to Consolidated Financial Statements.

       In July 2001, Allegiance and the Investors executed an amendment and waiver agreement providing Allegiance until November 15, 2001 to resolve the non-performing loans and retire the revolving debt. If Allegiance is not able to work out the non-performing loans and retire the revolving debt by November 15, 2001 and if the Investors do not provide additional time beyond November 15, 2001 to do so, the Investors could declare an event of default under the Allegiance Financing at any time after November 15, 2001. If the Investors were to declare an event of default, Point West Capital and

Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing.

       Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance Trust I. Neither Point West Capital, Allegiance Capital, Allegiance Funding nor Allegiance Management guaranteed repayment of the revolving or term certificates and none is required to fund any principal or interest deficiencies which may arise thereunder.

       Allegiance believes it will make progress toward resolving the non-performing loans and retiring the revolving debt, but that it will need additional time beyond November 15, 2001. There can be no assurance that Allegiance will be able to resolve these issues or that it will be given additional time beyond November 15, 2001 to do so. In addition, Allegiance is exploring possible alternative funding sources to repay the revolving certificates by November 15, 2001 and to finance further lending activities. However, there can be no assurance that Allegiance will be able to locate a funding source by November 15, 2001 or that, if a funding source is found, it will be available on economically feasible terms.

       Also as a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by Allegiance) ceased in November 2000. Between January and October 2000, such payments averaged $42,000 a month. As a result of, among other things, the amendment and waiver agreement, monthly cash flow payments to Point West Capital and Allegiance resumed in May 2001 and will continue until November 15, 2001. In May, June and July 2001, these payments, which are subordinate to other payments under the Allegiance Financing, averaged $14,000 per month. Payments in future months could increase, decrease or cease subject to the performance of the underlying loans and resulting cash flow from the loans and continued compliance with other provisions of the Allegiance Financing. If the non-performing loans are worked out to the satisfaction of Allegiance and the Investors and the revolving debt is retired by November 15, 2001, the Company expects that such payments will continue. Additionally, if another amendment providing time beyond November 15, 2001 is executed, the Company is hopeful that such payments will continue.

       In July 2001, Point West Capital rescinded the SocietyPool operating agreement. Point West Capital continues to be involved in litigation involving SocietyPool, including challenges to the rescission. Point West Capital’s future involvement with SocietyPool will be dependent upon the outcome of the proceedings described in "Other Information---Legal Proceedings ---SocietyPool."

       To date, the operations of PWS have not been material to the Company. The Company does not currently intend to expand PWS’ operations. Therefore, the Company does not believe that PWS’ operations will become material in the future.

       The Company continues to assess its current businesses and its future operations.

Results of Operations for the Company

       Total Revenues.     Total revenues were $181,000 during the three months ended June 30, 2001 compared to negative total revenues of $2.2 million during the same period in 2000. The Company reported a $729,000 loss on securities for the period ended June 30, 2001, compared to a $3.3 million loss on securities for the same period in 2000. See "Results of Operations by Segment---Ventures--- Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000--- Net Loss on Securities." Total revenues were negative $2.1 million during the six months ended June 30, 2001 compared to positive total revenues of $452,000 during the same period in 2000. The Company reported a $4.1 million loss on securities for the six months ended June 30, 2001, compared to a $2.8 million loss on securities for the same period in 2000. In addition, the 2000 period included $1.1 million of interest income recognized from a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ debt investments during the first quarter of 2000. No such income was recognized during 2001.

       Total Expenses.     Total expenses decreased to $1.7 million during the three months ended June 30, 2001 from $2.9 million during the three months ended June 30, 2000. This decrease was primarily due to the following other general and administrative expenses that occurred in the three months ended June 30, 2000: (i) a $555,000 loss on a delinquent loan recognized by Allegiance and (ii) $479,000 in royalty fees and organizational and research expenses for SocietyPool. Total expenses decreased to $3.5 million during the six months ended June 30, 2001 from $5.7 million during the six months ended June 30, 2000. This decrease was primarily due to (i) a $722,000 decrease in expenses related to the viatical settlements business as a result of the DPFC Agreement (see "Results of Operations by Segment---Viatical Settlements---Certain Accounting Implications for DPFC"), (ii) the loss on the delinquent loan described above and (iii) the research and startup expenses for SocietyPool referred to above. In addition, the decrease in total expenses during both periods resulted from a reduction in compensation and benefits, including salary reductions for the executive officers, and other general and administrative expenses as a result of scaled-back activities.

       Income Tax Benefit.     Income tax benefit decreased to $34,000 during the three months ended June 30, 2001 compared to $1.8 million during the same period in 2000 and decreased to $16,000 during the six months ended June 30, 2001 compared to $1.9 million during the same period in 2000. This change resulted primarily from a re-establishment of a valuation allowance during 2000, which reduced the deferred tax asset to zero.

       Extraordinary Gain.    The Company recognized an extraordinary gain on a troubled debt restructuring in the amount of $1.2 million, net of income taxes of $822,000, in March 2000 in connection with the DPFC Agreement described in "Results of Operations by Segment--- Viatical Settlements--- Certain Accounting Implications for DPFC" below. As a result of the DPFC Agreement, the Company reduced the outstanding principal amount of the Securitized Notes in the consolidated balance sheet as of March 31, 2000 by $2.1 million to $36.4 million (which equaled the face value of the life insurance policies and restricted cash held by DPFC as of that date) and recognized income, net of income taxes, of $1.2 million.

Results of Operations by Segment

Ventures

     Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000

       Interest Income.     Interest income decreased to $7,000 during the three months ended June 30, 2001 from $69,000 during the three months ended June 30, 2000. Interest income for the three months ended June 30, 2001 reflected lower cash balances held by Ventures and lower yields. Interest income decreased to $22,000 during the six months ended June 30, 2001 from $1.4 million during the six months ended June 30, 2000. During the first half of 2000, the Company recognized $1.1 million of interest income from a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ debt investments. No such income was recognized during the first half of 2001. Additionally, an overall decrease in cash balances and yields contributed to the decrease in interest income.

       Net Loss on Securities.     Net loss on securities was $729,000 during the three months ended June 30, 2001 compared to a net loss on securities of $3.3 million during the three months ended June 30, 2000. Net loss on securities was $3.2 million during the six months ended June 30, 2001 compared to a net loss on securities of $2.8 million during the six months ended June 30, 2000. These net losses were primarily the result of the write-down or write-off of impaired investments. The write-downs or write-offs were a result of continued deterioration of the financial condition of some companies and the uncertainty that some companies will be able to raise additional capital and continue in business in light of the market downturn related to Internet and other technology stocks. Offsetting these write-downs and write-offs during the 2000 periods was $1.8 million in gain on securities sold during the first half of 2000. The Company does not write-down or write-off, through the consolidated statement of operations, any investments it considers to be temporarily impaired.

       Interest Expense.     Interest expense increased to $126,000 during the three months ended June 30, 2001 from $82,000 during the three months ended June 30, 2000 and to $250,000 during the six months ended June 30, 2001 from $134,000 during the six months ended June 30, 2000 due to an increase in funds borrowed from the SBA in May 2000. During the three and six months ended June 30, 2001, the weighted-average interest rate on the funds borrowed from the SBA was 7.8% and the weighted-average borrowings were $6.5 million, compared to the weighted-average interest rate of 7.4% and 7.2% and weighted-average borrowings of $4.4 and $3.7 million during the three and six months ended June 30, 2000.

       Amortization. As a result of Ventures’ default under the debentures issued to the SBA, the unamortized commitment and leverage fees paid to the SBA were written-off during the three months ended June 30, 2001. Consequently, amortization expense increased to $176,000 for the three months ended June 30, 2001 from $13,000 for the three months ended June 30, 2000 and to $190,000 for the six months ended June 30, 2001 from $23,000 for the six months ended June 30, 2000. There will be no amortization expense for Ventures in future periods. See "--- Liquidity and Capital Resources."

   Allegiance

       Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000

       Interest Income.     Interest income decreased to $854,000 during the three months ended June 30, 2001 from $856,000 during the three months ended June 30, 2000 and increased to $1.8 million during the six months ended June 30, 2001 from $1.7 million during the six months ended June 30, 2000. During the three and six months ended June 30, 2001, the weighted-average interest rate earned on the loans was 8.9% and the weighted-average principal amounts outstanding were $37.6 million and $37.7 million, respectively, compared to the weighted-average interest rate of 9.2% and the weighted-average principal amounts outstanding of $35.9 million and $34.9 million, respectively, during the three and six months ended June 30, 2000. The increase in weighted average principal amount outstanding in the 2001 periods compared to the 2000 periods primarily reflects loans made by Allegiance from July through October 2000. Offsetting this increase were two loans in the aggregate principal amount of $3.9 million, which have been in default and on non-accrual status since the fourth quarter of 2000. The weighted-average interest rate calculations for the three and six months ended June 30, 2001 exclude those two loans. The weighted-average interest rate for the three and six months ended June 30, 2000 excludes one loan in the amount of $2.1 million, which was delinquent and on non-accrual status. Allegiance cannot predict at this time whether the loans on non-accrual status during the first half of 2001 will remain on non-accrual status. To the extent that the loans remain on non-accrual status, Allegiance Capital does not anticipate receiving all interest and servicing income it would have received if the loans were performing. See "--- Recent Developments" for more information regarding servicing income and the other consequences of these defaulted loans. Allegiance is attempting to work out these two loans. Based on appraisals of the collateral securing these loans, management believes that Allegiance will not incur material losses in connection with such loans. Allegiance is not currently originating loans. Therefore, Allegiance does not expect material increases in interest income in future periods.

       Interest Expense.     Interest expense increased to $691,000 during the three months ended June 30, 2001 from $614,000 during the three months ended June 30, 2000 and $1.4 million during the six months ended June 30, 2001 from $1.2 million during the six months ended June 30, 2000 as a result of increased borrowings and interest rates under the Allegiance Financing. During the three and six months ended June 30, 2001, the weighted-average interest rate under the Allegiance Financing was 8.5%, compared to 8.4% during the three and six months ended June 30, 2000. During the three and six months ended June 30, 2000, the weighted-average borrowings were $32.6 million and $32.8 million, respectively, compared to the weighted-average borrowings of $29.1 million and $28.8 million, respectively, during the three and six months ended June 30, 2000. The Allegiance Financing terminated in December 2000. However, as discussed above in "---Recent Developments," amounts borrowed under the Allegiance Financing remain outstanding. Allegiance has been granted an extension through November 15, 2001 to resolve its non-performing loans and retire the revolving debt.

       Compensation and Benefits. Compensation and benefits decreased to $55,000 during the three months ended June 30, 2001 from $79,000 during the three months ended June 30, 2000 and decreased to $113,000 during the six months ended June 30, 2001 from $202,000 during the six months ended June 30, 2000. This decrease was due to layoffs resulting from a suspension of Allegiance’s lending activities during the fourth quarter of 2000. As a result, compensation and benefits for Allegiance for the 2001 fiscal year is currently expected to be approximately $230,000.

       Other General and Administrative Expenses. Other general and administrative expenses decreased to $57,000 during the three months ended June 30, 2001 from $843,000 during the three months ended June 30, 2000 and decreased to $162,000 during the six months ended June 30, 2001 from $1.2 million during the six months ended June 30, 2000. This decrease was due primarily to a $555,000 loss on a delinquent loan recognized by Allegiance during the three months ended June 30, 2000. No such loss was reported during 2001. In addition, other general and administrative expenses decreased due to a reduction in legal expenses related to the delinquent loan discussed above, which was written-off in 2000, and due to a significant reduction in general and administrative expenses resulting from Allegiance’s suspended lending activities. Because two non-performing loans are currently in default, it is likely that additional general and administrative expenses will be incurred in connection with the work out of those loans. Allegiance cannot, however, predict the overall level of other general and administrative expenses for the year ended December 31, 2001 relative to the year ended December 31, 2000.

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

       As a result of the imminent default of DPFC under the terms of the Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes"), Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement in March 2000 (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders are required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital continues to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See "--- Results of Operations for the Company--- Extraordinary Gain."

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

   Other

       The Other segment includes results attributable to Point West Capital, SocietyPool and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the "Other" segment and has not been allocated. In July 2001, Point West Capital rescinded the SocietyPool operating agreement. The rescission is being challenged by the Former CEO and the Former Special Consultant. See "--- Recent Developments" and "Other Information---Legal Proceedings--- SocietyPool." Activities for PWS were immaterial during the six months ended June 30, 2001 and 2000 and are not expected to be material in the foreseeable future.

       Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000

       Interest Income.     Interest income decreased to $22,000 during the three months ended June 30, 2001 from $31,000 during the three months ended June 30, 2000, and decreased to $73,000 during the six months ended June 30, 2001 from $113,000 for the six months ended June 30, 2000, due to a decrease in cash balances.

       Loss on Securities.     In the first quarter of 2001, Point West Capital determined that a $939,000 investment in one company was impaired and therefore wrote-off the company’s entire carrying value during that period. This write-off was a result of deterioration of the company’s financial condition and the uncertainty that it would be able to raise additional capital and continue in business in light of the market downturn related to Internet and other technology stocks. This investment was made by Point West Capital prior to the inception of Ventures, and was the only investment in Point West Capital’s portfolio. No such write-offs were made during the first half of 2000.

       Compensation and Benefits.     Compensation and benefits decreased to $232,000 during the three months ended June 30, 2001 from $592,000 during the three months ended June 30, 2000 and to $555,000 during the six months ended June 30, 2001 from $1.1 million during the six months ended June 30, 2000. This decrease was due to a 57% reduction in the salaries of the executive officers, a decrease in the level of accrued profit sharing and bonuses for all employees for the first half of 2001 and employee layoffs and attrition, which began in late 2000. As a result, compensation and benefits for the Other segment for the 2001 fiscal year are expected to be approximately $1 million less than the 2000 amount.

       Other General and Administrative Expenses.    Other general and administrative expenses decreased to $286,000 during the three months ended June 30, 2001 from $665,000 during the three months ended June 30, 2000, and to $724,000 during the six months ended June 30, 2001 from $1.0 million during the six months ended June 30, 2000, primarily due to $479,000 in royalty fees and organizational and research expenses related to SocietyPool incurred during the first half of 2000. Offsetting this decrease was an increase in legal expenses relating to the SocietyPool litigation. As a result of the various litigation and arbitration proceedings related to SocietyPool, including new lawsuits filed during the first half of 2001, it is likely that additional legal expenses will be incurred. Point West Capital has filed a motion in bankruptcy court to recover legal fees from the parties who improperly filed the bankruptcy proceedings and intends to seek legal fees in connection with the other pending litigation. The Company, however, is currently unable to predict the overall level of other general and administrative expenses for the remainder of 2001 relative to comparable periods in 2000. The Company established a cost-reduction program in the latter half of 2000; however, the decrease in operating expenses has been offset by an increase in legal expenses related to the various litigation and arbitration proceedings related to SocietyPool. See "Other Information---Legal Proceedings."

Liquidity and Capital Resources

       The Company’s unaudited consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. See Note 2 of the Notes to Consolidated Financial Statements included in the Form 10-K.

   Point West Capital, SocietyPool and PWS

       At present, Point West Capital and PWS have no external funding source from which to fund their working capital and general corporate needs. During the first half of 2001, the Company supported the operations of Point West Capital and PWS primarily from existing cash balances. At June 30, 2001, Point West Capital and PWS’ cash and cash equivalents were $412,000. The Company continues to analyze its current and future needs for financing, which will be dependent on its ability to develop its existing businesses and any other business opportunities the Company pursues. See "Considerations Under the Investment Company Act of 1940."

       Point West Capital currently anticipates having sufficient liquidity to meet the working capital and operational needs of Point West Capital and PWS at least through December 31, 2001 using current cash and cash equivalents, payments on debt certificates and servicing and management fees. The Company is currently unable to predict its liquidity beyond December 31, 2001, which will be dependent on (i) the Company's level of operations and its cash flows from servicing activities, (ii) Allegiance's ability to resolve the non-performing loans and (iii) the outcome, timing and cost of the pending arbitration and litigation proceedings related to SocietyPool and of any additional proceedings instituted by or against the Company. Assuming Point West Capital determines additional funds are needed, there can be no assurance that it will be successful in obtaining external financing on satisfactory terms or at all.

       Restricted cash as of June 30, 2001 includes $2.1 million for SocietyPool. In July 2001, Point West Capital rescinded the SocietyPool operating agreement. The rescission is being challenged by the Former CEO and the Former Special Consultant. See "Other Information---Legal Proceedings."

   Ventures

       Ventures’ expenses during the first half of 2001 were supported primarily through existing cash balances and $340,000 of proceeds from the sale of one investment. As of June 30, 2001, Ventures had identifiable assets of $6.9 million, including investment securities with an estimated fair value of $127,000, non-marketable securities with an estimated fair value of $6 million, $85,000 of accounts receivable and $667,000 of cash.

       In prior periods, Ventures borrowed funds from the SBA through the issuance of debentures in an aggregate principal amount of $6.5 million. On June 14, 2001, the SBA notified Ventures that it was in default under the debentures as a result of its failure to comply with required capital ratios and provided Ventures until June 29, 2001 to remedy the default. Ventures was unable to remedy the default by June 29, 2001. Therefore, on August 1, 2001, the SBA accelerated the indebtedness under the debentures and demanded payment of $6.7 million (including outstanding principal, accrued interest and fees) by August 15, 2001.

       Ventures does not currently have sufficient cash to repay the SBA debentures and is unlikely to have sufficient cash to repay the SBA debentures by August 15, 2001. The SBA has notified Ventures that it will commence appropriate legal action for the collection of Ventures’ indebtedness. Such legal actions may include the appointment of a permanent receiver of Ventures.

       If a receiver is appointed to liquidate Venture’s assets, its investment portfolio will be valued based on its liquidation value. The Company cannot determine at this time what that liquidation value would be. However, liquidation value is likely to be significantly lower than the estimated fair value reflected in the Company’s consolidated balance sheet. The Company also cannot determine at this time what legal actions the SBA will take or what rights with respect to Ventures’ assets that any permanent receiver may have. Dispositions of Ventures’ portfolio securities by Ventures or by a receiver appointed by the SBA may occur at times or on terms that would not maximize the value of those assets. It is likely that proceeds of any asset dispositions would be insufficient to repay all amounts owed to the SBA by Ventures under the debentures. In such case, the Company would recognize a loss on securities even if the debt exceeds the value of the securities (including any disposition proceeds). If and when the debt is finally discharged, the Company would then recognize a gain on debt forgiveness in an amount equal to the accumulated deficit of Point West Ventures net of any tax effect.

   Allegiance

       The Allegiance Financing expired in December 2000 and, as a result, Allegiance has no current ability to continue to make new loans or to grow its business. See "—Recent Developments" above. As of June 30, 2001, Allegiance had cash and cash equivalents of $935,000, of which $463,000 is restricted under the Allegiance Financing. The available cash was primarily the result of $278,000 of cash proceeds from the sale, in the second quarter of 2001, of a funeral home acquired by Allegiance in connection with the settlement of a lawsuit with a Texas borrower.

   DPFC

       DPFC operations are in run-off. Point West Capital, as servicer under the Securitized Notes, performs monitoring and collection activities for DPFC and incurs administrative costs associated with these activities. Point West Capital is reimbursed for these costs subject to priority provisions contained in the Indenture. Principal, interest payments and other costs related to the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and, with respect to costs, amounts provided by the Noteholders.

Considerations Under the Investment Company Act of 1940

       The 1940 Act creates a comprehensive regulatory framework applicable generally to investment companies (i.e., companies engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act, whether or not those companies intend to be engaged primarily in such business). Companies that are subject to the 1940 Act must register with the SEC as investment companies and upon registration become subject to extensive regulation. The Company believes, based on its current activities and the nature of its assets, that it should not be deemed to be an investment company because it is not engaged primarily in the business of investing, reinvesting or trading in securities within the meaning of the 1940 Act and the rules of the SEC promulgated thereunder, and does not hold itself out as an investment company. For further information regarding the 1940 Act and potential issues facing the Company, see the Company’s Form 10-QSB for the quarter ended March 31, 2001.

Forward Looking Statements

       This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part II---Other Information---Legal Proceedings" relating to (1) the amount of any loss experienced in connection with two loans made by Allegiance that are in default, (2) the continuation of payments to Point West Capital and Allegiance Capital for servicing activities provided to Allegiance and to Allegiance Capital under revolving and term certificates issued to Allegiance Capital under the Allegiance Financing, (3) sufficiency of the Company’s liquidity and capital resources (see "Liquidity and Capital Resources"), (4) the Company’s ability to avoid being subject to registration and regulation under the 1940 Act (see "Considerations Under the Investment Company Act of 1940"), (5) management’s belief that neither the Former CEO nor the Former Special Consultant is entitled to the relief requested in actions filed (see "Other Information---Legal Proceedings"), (6) the amount of gain to be recognized on the purchase of DPFC stock or its liquidation, (7) the potential consequences of Ventures’ default under its SBA borrowings and (8) anticipated levels of compensation and benefits expenses and other general and administrative expenses. Such statements are based on management’s belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) Allegiance’s ability to foreclose on the collateral and realize an amount on foreclosure at least equal to the carrying value of two Allegiance loans which are currently in default, (2) the continuing ability of borrowers to perform under loans previously made by Allegiance and factors such as general economic conditions that would affect such ability, (3) Allegiance’s ability to resolve the two currently non-performing loans to the satisfaction of the Investors, (4) actions taken by the Investors with respect to the current or any future default under the Allegiance Financing, (5) the results of the Company’s consideration of strategic options and any costs associated with a chosen option, (6) the Company's costs related to pending arbitration or litigation proceedings are higher than currently anticipated, or any additional arbitration or lititgation proceedings are instituted by or against the Company, (7) the Company takes actions with respect to its existing businesses which require further investment in the businesses,  (8) the outcome of the litigation relating to SocietyPool, (9) availability and cost of capital, (10) actions taken by the Noteholders with respect to the purchase or liquidation of DPFC, (11) actions taken by the SBA with respect to the current or any future default under Ventures’ SBA borrowings, (12) litigation expenses arising from current and future legal proceedings related to the Company’s businesses, including non-performing loans or investments and SocietyPool and (13) compensation and benefits expenses for Point West Capital or Allegiance differ from current expectations, depending on the strategy ultimately determined by the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

SocietyPool

       In May 2000, Point West Capital and three individuals formed SocietyPool to develop and pursue a new financial product. During 2000, Point West Capital contributed $2.8 million to fund SocietyPool's research and start-up costs in exchange for a 51% Voting and Economic Interest in SocietyPool. In addition, Point West Capital was the Manager of SocietyPool. The other members of SocietyPool, the Former Special Consultant and the Former CEO, contributed to SocietyPool all of their rights and interests under the Business License Agreement.

       Between May 2000 and July 2001, SocietyPool conducted limited market research but did not commence any operations. In July 2000, the Former CEO resigned. In August 2000, SocietyPool terminated the Former Special Consultant for cause.

        In July 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital. The initial claim was for a declaratory judgment on an issue relating to the control and management of SocietyPool and its assets. The Former Special Consultant has since amended his complaint to assert additional claims against Point West Capital as well as a claim against SocietyPool and requesting damages in an unspecified amount. In August 2000, the Former CEO filed an action in arbitration against SocietyPool claiming he was constructively terminated under his Employment Agreement with SocietyPool and requesting damages in an unspecified amount. In response to these actions, Point West Capital and SocietyPool filed an answer, affirmative defenses, counterclaims and third party claims against the Former Special Consultant and Former CEO, which Point West Capital subsequently amended. The arbitration proceedings were stayed during the pendency of the bankruptcy proceedings described below, which were dismissed in April 2001.

       On September 5, 2000, the Former Special Consultant and the Former CEO filed Chapter 11 proceedings in federal bankruptcy court in New Mexico (In Re: SocietyPool.com, LLC, No. 11-00-14735 MA) on behalf of SocietyPool. On April 13, 2001, on Point West Capital's motion, the Court dismissed the bankruptcy petition on the ground that the Former Special Consultant and the Former CEO lacked the requisite authority to file for bankruptcy on SocietyPool's behalf. Point West Capital's motion for attorneys' fees in the proceeding is still pending.

       On April 3, 2001, the Former Special Consultant filed an action in the Second Judicial District Court, County of San Bernalillo, State of New Mexico, against Point West Capital and its executive officers for tortious interference with contract, defamation and civil conspiracy, seeking unspecified damages. In May 2001, defendants removed the action to the United States District Court for the District of New Mexico and thereafter moved to dismiss the case in its entirety. On August 6, 2001, the district court ruled that the Former Special Consultant’s actions were subject to arbitration and granted defendants' motion to dismiss the action with prejudice.

       On June 29, 2001, the licensor under the Business License Agreement terminated the Business License Agreement on the ground that SocietyPool had ceased operations in September 2000. On July 9, 2001, Point West rescinded the SocietyPool operating agreement on the grounds that the Former Special Consultant and the Former CEO, through their illicit conduct, had repudiated the SocietyPool operating agreement and caused a failure of the consideration supporting the operating agreement -- the Business License Agreement. In connection with the rescission, Point West Capital reclaimed what was left of the money that it had contributed to SocietyPool, which totaled approximately $2.1 million, and amended its arbitration claims to seek a declaratory judgment that its rescission was proper and restitution from the Former Special Consultant and the Former CEO.

       On July 9, 2001, the Former CEO filed an action against Point West Capital in the Superior Court, County of San Francisco, State of California, alleging breach of SocietyPool's operating agreement as a consequence of Point West Capital's rescission of the operating agreement. On the same day, the Former CEO sought a temporary restraining order requiring Point West Capital to return the funds it reclaimed pursuant to the rescission. On July 10, 2001, the Court denied the Former CEO's request for a temporary restraining order. Thereafter, Point West Capital filed a motion for summary judgment, seeking dismissal of the Former CEO's entire complaint, which is scheduled to be heard on September 13, 2001.

       On July 26, 2001, in the arbitration proceedings, the Former Special Consultant filed a motion for a preliminary injunction requiring Point West Capital to return the funds it had reclaimed pursuant to its rescission and freezing the funds pending resolution of the arbitration proceedings. On August 8, 2001, the arbitrator ordered Point West Capital to deposit the funds it had reclaimed pursuant to the rescission in a separate account, which will remain frozen until the arbitration proceedings are resolved. On August 10, 2001, Point West Capital filed a motion for reconsideration of the order.

       The outcome of the arbitration actions and the various state court proceedings cannot be determined at this time; however, the Company believes that neither the Former CEO nor the Former Special Consultant is entitled to any requested relief and that the claims of the Former CEO and Former Special Consultant are without merit. Point West Capital’s future involvement with SocietyPool will be dependent upon the outcome of the proceedings described above.

Point West Ventures

       See the Form 10-K for information regarding the demand for arbitration that Point West Ventures filed in December 2000 against Universal Access, Inc., certain of its directors and other parties.

       In June 2001, Point West Ventures filed an action for fraud against Home Director, Inc. and Spencer Trask Ventures, Inc. seeking rescission of an agreement pursuant to which Point West Ventures purchased $500,000 of stock in Home Director, Inc. through Spencer Trask Ventures, Inc. In July 2001, the defendants filed a motion to dismiss the action.

Item 3. Defaults Upon Senior Securities

       See "Management’s Discussion and Analysis of Financial Condition and Results of Operations--- Liquidity and Capital Resources--- Ventures."

Item 4. Submission of Matters to a Vote of Security Holders

       On April 26, 2001, Point West Capital held an annual meeting of its stockholders. The election of one director and the proposal to amend Point West Capital’s Second Amended and Restated Certificate of Incorporation as set forth in the proxy statement were presented. John Ward Rotter was re-elected to the Board of Directors for a term expiring in 2004. The voting tallies were:
Director
	Votes For	Votes Withheld
John Ward Rotter	3,045,513	67,904

       The other directors whose term of office continued after the meeting are: Alan B. Perper (term expiring in 2003), Conrad W. Hewitt (term expiring in 2003), Bradley N. Rotter (term expiring in 2002) and Stephen T. Bow (term expiring in 2002). Effective April 27, 2001, Mr. Hewitt and Mr. Bow resigned from their positions as directors.

       The proposal to amend Point West Capital’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split whereby Point West Capital would (i) issue one new share of common stock in exchange for not less than three nor more than four outstanding shares of common stock and (ii) reduce the authorized common stock from 15 million shares to 3 million shares as set forth in the proxy statement was also approved. The voting tallies were:
	Votes For	Votes Against	Votes Abstain
Proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation	2,950,731	159,886	2,800

       The Board of Directors has not yet decided whether to effect or abandon the approved amendment.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits: Number	Description
10.1

Second Amended and Restated Amendment and Waiver Agreement dated July 16, 2001, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company, Point West Capital Corporation and as consented to by the Certificate Holders.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2001:
Date	Item Reported	Matter Reported
April 10, 2001	5	The Company issued a press release regarding the delisting of its Common Stock from the Nasdaq Stock Market.
April 27, 2001	5	The Company issued a press release announcing results of the stockholder meeting and the resignation of two Board Members.
May 14, 2001	5	The Company issued a press release regarding its first quarter results and financial condition and the appointment of a new Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT WEST CAPITAL CORPORATION

Dated:    August 14,  2001

/s/ John Ward Rotter

John Ward Rotter
Chief Executive Officer
(Authorized Officer)

Dated:     August 14,  2001

/s/ Joanna L. Zesiger

Joanna L. Zesiger
Chief Financial Officer
(Prinicpal Financial and Accounting Officer)