Form 10QSB
period 2001-09-30
POINT WEST CAPITAL CORP
filed 2001-11-14
CIK 1002813

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from _____to _____

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2001, there were 3,352,624 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES

INDEX
Part I	Financial Information	Page
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheet September 30, 2001	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	3
	Condensed Notes to Consolidated Financial Statements	4-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-23
Part II	Other Information
Item 1.	Legal Proceedings	23

Item 3.	Defaults Upon Senior Securities	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26
	(i)

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30,
ASSETS	2001

(unaudited)

Cash and cash equivalents	$1,041,815
Restricted cash	2,631,246
Investment securities:
Available- for- sale	69,873
Matured policies receivable	13,045
Taxes receivable	196,094
Loans receivable, net of unearned income of $575,130
and an allowance for loan losses of $185,884	36,415,434
Purchased life insurance policies	28,894,657
Non-marketable securities	3,336,113
Deferred financing costs, net of accumulated
amortization of $421,571	500,655
Furniture and equipment, net of accumulated
depreciation of $53,144	81,899
Other assets	1,035,517

Total assets	$74,216,348

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interst expense	$181,459
Accounts payable	586,612
Accrued compensation payable	106,410
Revolving certificates	8,903,745
Term certificates	23,346,391
Securitized notes payable	33,653,767
Debenture payable	6,500,000

Total liabilities	73,278,384

Stockholders' equity:
Common stock, $0.01 par value; 15,000,000 authorized shares,
4,391,124 shares issued and 3,352,624 shares outstanding	43,911
Additional paid-in-capital	30,091,689
Accumulated comprehensive loss, net of tax	(113,310)
Accumulated deficit	(26,210,294)
Treasury stock, 1,038,500 shares	(2,874,032)

Total stockholders' equity	937,964

Total liabilities and stockholders' equity	$74,216,348

See accompanying condensed notes to consolidated financial statements.
1

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

	(unaudited)		(unaudited)
Revenues:
Interest income	$876,914	$791,153	$2,735,174	$3,961,426
Net loss on securities	(2,664,369)	(2,692,496)	(6,800,899)	(5,525,865)
Other	69,510	60,064	246,158	175,499

Total revenues	(1,717,945)	(1,841,279)	(3,819,567)	(1,388,940)

Expenses:
Interest expense	803,012	741,774	2,443,240	2,685,625
Compensation and benefits	291,490	651,794	958,847	1,942,761
Other general and administrative expenses	411,654	1,449,882	1,359,348	3,850,197
Amortization	9,775	33,608	219,408	140,379
Depreciation	8,628	5,808	20,676	13,508

Total expenses	1,524,559	2,882,866	5,001,519	8,632,470

Loss before income taxes
and extraordinary gain	(3,242,504)	(4,724,145)	(8,821,086)	(10,021,410)

Income tax (expense) benefit	(23,870)	--	(7,925)	1,870,550

Loss before extraordinary gain	(3,266,374)	(4,724,145)	(8,829,011)	(8,150,860)

Extraordinary gain, net of income taxes of $822,154	--	--	--	1,242,003

Net loss	$(3,266,374)	$(4,724,145)	$(8,829,011)	$(6,908,857)

Earnings per share - Basic:
Loss before extraordinary gain	$(0.97)	$(1.41)	$(2.63)	$(2.43)
Extraordinary gain	--	--	--	0.37

Net loss	$(0.97)	$(1.41)	$(2.63)	$(2.06)

Earnings per share-Diluted:
Loss before extraordinary gain	$(0.97)	$(1.41)	$(2.63)	$(2.43)
Extraordinary gain	--	--	--	0.37

Net loss	$(0.97)	$(1.41)	$(2.63)	$(2.06)

Weighted-average number of shares of common stock
outstanding	3,352,624	3,352,624	3,352,624	3,352,504
Weighted-average number of shares of common stock
and common stock equivalents outstanding	3,352,624	3,352,624	3,352,624	3,352,504

See accompanying condensed notes to consolidated financial statements.
2

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2001	2000

	(unaudited)
Cash flows from operating activities:
Net loss	$(8,829,011)	$(6,908,857)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	240,084	153,887
  Loss on loan receivable
	--	1,204,964
(Decrease) increase in provision for loan losses	(4,116)	20,000
Net loss on securities	6,800,899	5,525,865
Interest income received as warrants	--	(1,101,532)
Decrease (increase) in deferred tax benefit	2,840	(2,109,408)
Extraordinary gain	--	(1,242,003)
Changes in operating assets and liabilities:
Collections on matured life insurance policies	1,741,017	830,831
Other assets	88,774	92,546
Taxes receivable	--	(336,194)
Unearned income	(138,390)	--
Accrued interest expense	(82,078)	(224,935)
Accounts payable	211,497	196,267
Accrued compensation payable	(310,481)	(172,986)

Net cash used in operating activities	(278,965)	(4,071,555)

Cash flows from investing activities:
Purchase of furniture and equipment	(31,794)	(53,012)
(Increase) decrease in restricted cash	(188,931)	2,501,722
Proceeds from maturity of held-to-maturity securities	--	2,504,610
Purchase of investment and non-marketable securities	--	(12,982,428)
Proceeds from sale of investment and non-marketable securities	340,000	2,667,208
Additions to loans receivable	--	(2,733,267)
Principal payments on loans receivable	616,817	3,261,476

Net cash provided by (used in) investing activities	736,092	(4,833,691)

Cash flows from financing activities:
Principal payments on securitized notes payable	(1,622,602)	(715,555)
Proceeds from SBA debenture	--	3,500,000
Proceeds from revolving certificates	--	820,000
Principal payments on revolving certificates	(229,542)	(119,393)
Principal payments on term certificates	(550,854)	(432,602)
Increase in deferred financing costs	--	(233,887)
Proceeds from options excercised	--	2,750

Net cash (used in) provided by financing activities	(2,402,998)	2,821,313

Net decrease in cash and cash equivalents	(1,945,871)	(6,083,933)

Cash and cash equivalents, beginning of period	2,987,686	12,836,125

Cash and cash equivalents, end of period	$1,041,815	$6,752,192

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
Unrealized loss on securities available for sale, net of tax	$(3,788)	$(2,276,457)
Receipt of warrants	$--	$1,101,532
Reduction in securitized notes payable in
connection with extraordinary gain	$--	$2,064,157
Accrued litigation settlement offset against other assets	$--	$2,205,000
Increase in other assets offset by reduction in loans receivable	--	850,000
Supplemental disclosure of cash flow information:
Taxes paid	$26,040	$605,619
Cash paid for interest	$2,520,127	$2,615,095

See accompanying condensed notes to consolidated financial statements.
3

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   General Description

                     The unaudited consolidated financial statements of Point West Capital Corporation ("Point West Capital"), including its consolidated entities (collectively the "Company"), as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with Item 310(b) of Regulation S-B. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K").

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

                    The activities of Ventures and Allegiance changed substantially beginning in the latter half of 2000. See the Company’s Form 10-K and "Management’s Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments" herein for further information. Point West Ventures holds a license from the Small Business Administration (the "SBA") to operate as a small business investment company ("SBIC"). As described in Note 5, Point West Ventures and the SBA are in discussions involving the appointment of the SBA as a permanent receiver of Point West Ventures as a result of Point West Ventures’ default under the debentures payable to the SBA. See Note 5 for additional information.

                    To date, the operations of PWS have not been material to the Company and are not expected to be material. SocietyPool never commenced operations and, in July 2001, Point West Capital rescinded the SocietyPool operating agreement. The rescission is being challenged. See Note 8.

2.                  Restricted Cash

                    Restricted cash as of September 30, 2001 included $2.1 million for SocietyPool. See Note 8. The balance of restricted cash is comprised of funds held by Allegiance Trust I and DPFC.

3.                  Investment Securities

                    The Company accounts for marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the Company’s marketable securities are held by Point West Ventures. See Note 5. The cost and estimated fair value of investment securities reflected in the consolidated balance sheet as of September 30, 2001 were $268,000 and $70,000, respectively. Cumulative net unrealized losses on available-for-sale securities (representing differences between estimated fair value and cost) were ($198,000) at September 30, 2001. These cumulative net unrealized losses, net of applicable tax benefits, are included in accumulated comprehensive loss, a separate balance sheet component of stockholders’ equity. See Note 6.

4.                 Revolving and Term Certificates

                    Through December 2000, Allegiance financed its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued.

                    As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million (currently $8.9 million) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving loan certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At September 30, 2001, the weighted-average interest rate on the revolving certificates was 8.8%.

                    In July 2001, Allegiance and a consortium of insurance companies holding certificates issued under the Allegiance Financing (the "Investors") executed an amendment and waiver agreement providing Allegiance until November 15, 2001 to resolve the non-performing loans and retire the revolving debt. Allegiance will not be able to work out the non-performing loans and retire the revolving debt by November 15, 2001. Allegiance and the Investors are in discussions seeking waivers by the Investors, which would provide additional time beyond November 15, 2001 to resolve the non-performing loans, retire the revolving debt and resolve other defaults. There can be no assurance that the Investors will waive any defaults beyond November 15, 2001. If the Investors do not waive the defaults, the Investors could declare an event of default under the Allegiance Financing at any time. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing.

                    Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance Trust I. Neither Point West Capital, Allegiance Capital, Allegiance Funding nor Allegiance Management guaranteed repayment of the revolving or term certificates and none is required to fund any principal or interest deficiencies which may arise thereunder.

                    Also as a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by Allegiance) ceased in November 2000. Between January and October 2000, such payments averaged $42,000 a month. As a result of, among other things, the July 2001 amendment and waiver agreement, monthly cash flow payments to Point West Capital and Allegiance resumed in May 2001 and will continue until November 15, 2001. From May through October 2001, these payments, which are subordinate to other payments under the Allegiance Financing, averaged $11,000 per month. Assuming that the Investors waive all defaults and permit these payments to continue beyond November 15, 2001, payments in future months could increase, decrease or cease subject to the performance of the underlying loans and resulting cash flow from the loans and continued compliance with other provisions of the Allegiance Financing.

5.                  Debenture Payable

                    Point West Ventures has issued two debentures payable to the SBA totaling $6.5 million in principal amount. Point West Ventures paid a fee of $227,500 (3.5% of the total borrowings) to the SBA to borrow such money. The unamortized portion of this fee was written-off during the second quarter of 2001. Proceeds from the debentures were used to make debt and equity investments in businesses.

                    On June 14, 2001, the SBA notified Point West Ventures that it was in default under the debentures as a result of its failure to comply with required capital ratios and provided Point West Ventures until June 29, 2001 to remedy the default. Point West Ventures was unable to remedy the default. Therefore, on August 1, 2001, the SBA accelerated the indebtedness under the debentures and demanded payment of $6.7 million (including outstanding principal, accrued interest and fees) by August 15, 2001. Point West Ventures did not have sufficient cash to repay the SBA debentures on August 15, 2001.

                    The SBA and Point West Ventures are in discussions involving the appointment of the SBA as a permanent receiver of Point West Ventures. If the SBA is appointed receiver of Point West Ventures, the SBA will take possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. Upon conclusion of the receivership, Point West Ventures’ SBIC license will be terminated.

                    If the SBA is appointed receiver of Point West Ventures, the Company expects the SBA to liquidate in an orderly manner the assets of Point West Ventures. Therefore, if and when the SBA is appointed receiver, Point West Ventures’ assets will be valued based on the best estimate of their orderly liquidation value. The Company cannot determine at this time what that liquidation value would be. However, orderly liquidation value is likely to be lower than the estimated fair value reflected on the Company’s consolidated balance sheet. The Company will record any subsequent decrease in liquidation value in the consolidated balance sheet and statement of operations in the appropriate period. Future revenues and expenses associated with Point West Ventures (including gains and losses in respect of liquidated assets, accrued interest and fees) will continue to be recognized in the consolidated statement of operations until the receivership is terminated and Point West Ventures is dissolved.

                    The debentures will continue to be reflected in the Company’s consolidated balance sheet until Point West Ventures is legally released from its obligations under the debentures. The Company cannot predict whether or at what time Point West Ventures will be legally released from its obligations under the debentures. Dispositions of Point West Ventures’ portfolio securities by a receiver may occur at times or on terms that would not maximize the value of those assets. It is virtually certain that proceeds of any asset dispositions would be insufficient to repay all amounts owed to the SBA by Point West Ventures under the debentures. If and when the debt is finally discharged, the Company would then recognize a gain on debt forgiveness in an amount equal to any unpaid debt that is discharged, net of any tax effect.

6.    Stockholders’ Equity

       Changes in stockholders’ equity during the first nine months of 2001 reflected the following:

Stockholders’ equity, beginning of period .........	$ 9,770,763
Comprehensive loss:
Net loss ………………………....................	(8,829,011)
Other comprehensive loss: …..…………
Net unrealized investment losses, net of tax benefit of $2,840........	(3,788)

Comprehensive loss ………...…........	(8,832,799)

Stockholders’ equity, end of period …………	$ 937,964

       Changes in stockholders’ equity during the first nine months of 2000 reflected the following:

Stockholders’ equity, beginning of period …	$27,542,793
Comprehensive income:
Net loss …………………………………	(6,908,857)
Other comprehensive loss: …..…………..
Net unrealized investment losses, net of tax benefit of $1.5 million........	(2,276,457)

Comprehensive loss ………...…...…......	(9,185,314)
Common stock -- options exercised ………	10
Additional paid-in-capital -- options exercised ..	2,740

Stockholders’ equity, end of period ……........	$18,360,229

7.                  Earnings Per Share

                    The weighted-average number of common stock shares and additional common stock equivalent shares used in computing loss per share for the three and nine months ended September 30, 2001 and 2000 are set forth below. The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Numerator:
Loss before extraordinary gain..
	$(3,266,374)	$(4,724,145)	$(8,829,011)	$(8,150,860)
Extraordinary gain......
	----	--	--	1,242,003

Net loss......................
	$(3,266,374)	$(4,724,145)	$(8,829,011)	$(6,908,857)

Denominator:
Weighted-average shares ....
	3,352,624	3,352,624	3,352,624	3,352,504

Loss per share:
Basic
Loss before extraordinary gain..
	$(0.97)	$(1.41)	$(2.63)	$(2.43)
Extraordinary gain.....
	--	--	--	0.37

Net loss...........
	$(0.97)	$(1.41)	$(2.63)	$(2.06)

Diluted
Loss before extraordinary gain
	$(0.97)	$(1.41)	$(2.63)	$(2.43)
Extraordinary gain......
	--	--	--	0.37

Net loss.................
	$(0.97)	$(1.41)	$(2.63)	$(2.06)

                    As a result of the net loss for all periods presented, outstanding options and warrants were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

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

SocietyPool

                    In May 2000, Point West Capital and three individuals formed SocietyPool to develop and pursue a new financial product. During 2000, Point West Capital contributed $2.8 million to fund SocietyPool’s research and start-up costs in exchange for a 51% Voting and Economic Interest in SocietyPool. In addition, Point West Capital was the Manager of SocietyPool. The other members of SocietyPool, the former special consultant of SocietyPool (the "Former Special Consultant") and the former chief executive officer of SocietyPool (the "Former CEO"), contributed to SocietyPool all of their rights and interests under a product license agreement (the "Business License Agreement").

                    Between May and July 2000, SocietyPool conducted limited market research but did not commence any operations. In July 2000, the Former CEO resigned. In August 2000, SocietyPool terminated the Former Special Consultant for cause.

                    In July 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital. The initial claim was for a declaratory judgment on an issue relating to the control and management of SocietyPool and its assets. The Former Special Consultant has since amended his complaint to assert additional claims against Point West Capital as well as a claim against SocietyPool and requesting damages in an unspecified amount. In August 2000, the Former CEO filed an action in arbitration against SocietyPool claiming he was constructively terminated under his Employment Agreement with SocietyPool and requesting damages in an unspecified amount. The Former CEO has since amended his complaint to assert claims against Point West Capital as well. In response to these actions, Point West Capital and SocietyPool filed an answer, affirmative defenses, counterclaims and third party claims against the Former Special Consultant and Former CEO, which Point West Capital subsequently amended. The arbitration proceedings were stayed during the pendency of the bankruptcy proceedings described below, which were dismissed in April 2001.

                    On September 5, 2000, the Former Special Consultant and the Former CEO filed Chapter 11 proceedings in federal bankruptcy court in New Mexico (In Re: SocietyPool.com, LLC, No. 11-00-14735 MA) on behalf of SocietyPool. On April 13, 2001, on Point West Capital’s motion, the Court dismissed the bankruptcy petition on the ground that the Former Special Consultant and the Former CEO lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf. Point West Capital’s motion for attorneys’ fees in the proceeding is still pending.

                    On April 3, 2001, the Former Special Consultant filed an action in the Second Judicial District Court, County of San Bernalillo, State of New Mexico, against Point West Capital and its executive officers for tortious interference with contract, defamation and civil conspiracy, seeking unspecified damages. In May 2001, defendants removed the action to the United States District Court for the District of New Mexico and thereafter moved to dismiss the case in its entirety. On August 6, 2001, the district court ruled that the Former Special Consultant’s claims were subject to arbitration and granted defendants’ motion to dismiss the action with prejudice.

                    On June 29, 2001, the licensor under the Business License Agreement terminated the Business License Agreement on the ground that SocietyPool had ceased operations in September 2000. On July 9, 2001, Point West Capital rescinded the SocietyPool operating agreement on the grounds that the Former Special Consultant and the Former CEO, through their illicit conduct, had repudiated the SocietyPool operating agreement and caused a failure of the consideration supporting the operating agreement -- the Business License Agreement. In connection with the rescission, Point West Capital reclaimed what was left of the money that it had contributed to SocietyPool, which totaled approximately $2.1 million, and amended its arbitration claims to seek a declaratory judgment that its rescission was proper and restitution from the Former Special Consultant and the Former CEO.

                    On July 9, 2001, the Former CEO filed an action against Point West Capital in the Superior Court, County of San Francisco, State of California, alleging breach of SocietyPool’s operating agreement as a consequence of Point West Capital’s rescission of the operating agreement. On the same day, the Former CEO sought a temporary restraining order requiring Point West Capital to return the funds it reclaimed pursuant to the rescission. On July 10, 2001, the Court denied the Former CEO’s request for a temporary restraining order. Thereafter, Point West Capital filed a motion for summary judgment, seeking dismissal of the Former CEO’s entire complaint, but the former CEO voluntarily dismissed the action before his response to that motion was due.

                    On July 26, 2001, in the arbitration proceedings commenced by the Former CEO, the Former Special Consultant filed a motion for a preliminary injunction requiring Point West Capital to return the funds it had reclaimed pursuant to its rescission and freezing the funds pending resolution of Point West Capital’s entitlement to the funds. On August 8, 2001, the arbitrator ordered Point West Capital to deposit the funds it had reclaimed pursuant to the rescission into a SocietyPool account, which is to remain frozen until Point West Capital’s entitlement to the funds is resolved. On August 10, 2001, Point West Capital filed a motion for reconsideration of the order, which was denied on August 23, 2001.

                    In September 2001, Point West Capital filed a petition in Nevada state court seeking to vacate the arbitrator’s August 23, 2001 order. The Former CEO and the Former Special Consultant removed the actions to the United States District Court for the District of Nevada and thereafter moved to dismiss the action in its entirety. The action is pending.

                    On October 8, 2001, in the arbitration proceedings commenced by the Former Special Consultant, Point West Capital moved for summary judgment on the validity of its rescission of the Operating Agreement and the Former Special Consultant’s claims of tortious interference and defamation. These motions are fully briefed and awaiting a ruling by the arbitrator.

                    On November 2, 2001, in the arbitration proceedings commenced by the Former CEO, the parties filed various motions for the summary judgment on various claims pending in that arbitration. Those motions are scheduled to be heard by the arbitrator on November 20, 2001. A trial in the matter, if necessary, has been scheduled for the week of December 3, 2001.

                    The outcome of the arbitration actions and the proceedings pending in Nevada cannot be determined at this time; however, the Company believes that its claims are meritorious, that neither the Former CEO nor the Former Special Consultant is entitled to any requested relief and that the claims of the Former CEO and Former Special Consultant are without merit. Point West Capital’s future involvement with SocietyPool will be dependent upon the outcome of the proceedings described above.

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

                    The Company’s reportable operating segments include Ventures, Allegiance and Viatical Settlements. See Note 5. The Other segment includes Point West Capital, SocietyPool and PWS. In July 2001, Point West Capital rescinded the SocietyPool operating agreement. See Note 8. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Form 10-K.

                    The following tables represent the Company’s results from segments for and financial positions as of the three months ended September 30, 2001 and 2000.

	Three Months Ended September 30, 2001

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total

Interest income.............	$2,458	$845,530	$--	$28,926	$876,914
Net loss on securities..............	(2,664,369)	--	--	--	(2,664,369)
Other income................	--	510	54,000	15,000	69,510

Total revenues.............	(2,661,911)	846,040	54,000	43,926	(1,717,945)
Interest expense ….......	127,040	675,972	--	--	803,012
Depreciation and amortization …….	--	9,775	--	8,628	18,403
Income tax benefit (expense) (2) ……	--	514	--	(24,384)	(23,870)
Contributed net (loss) income (2)......	$(2,811,390)	$41,282	$54,000	$(550,266)	$(3,266,374)

Identifiable assets.........	$3,516,314	$38,375,399	$29,090,135	$3,234,500	$74,216,348

	Three Months Ended September 30, 2000

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total

Interest income.............	$48,360	$710,507	$--	$32,286	$791,153
Net loss on securities..............	(2,692,496)	--	--	--	(2,692,496)
Other income................	--	6,010	54,000	54	60,064

Total revenues.......	(2,644,136)	716,517	54,000	32,340	(1,841,279)
Interest expense ….......	127,525	614,199	--	--	741,774
Depreciation and amortization …….	14,375	19,233	--	5,808	39,416
Contributed net (loss) income (2)......	$(2,788,683)	$(867,713)	$54,000	$(1,121,749)	$(4,724,145)

Identifiable assets.........	$16,936,901	$35,029,759	$31,186,075	$7,350,071	$90,502,806

                    The following tables represent the Company’s results from segments for and financial positions as of the nine months ended September 30, 2001 and 2000.

	Nine Months Ended September 30, 2001

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total

Interest income...............	$24,463	$2,608,998	$--	$101,713	$2,735,174
Net loss on securities ………..	(5,861,869)	--	--	(939,030)	(6,800,899)
Other income .……..	(30,972)	97,047	165,083	15,000	246,158

Total revenues	(5,868,378)	2,706,045	165,083	(822,317)	(3,819,567)
Interest expense …...	376,979	2,066,261	--	--	2,443,240
Depreciation and amortization …….	190,083	29,325	--	20,676	240,084
Income tax expense (2).…….	(800)	(2,686)	--	(4,439)	(7,925)
Contributed net (loss) income (2)....	$(6,520,429)	$213,080	$165,083	$(2,686,745)	$(8,829,011)

Identifiable assets …	$3,516,314	$38,375,399	$29,090,135	$3,234,500	$74,216,348

	Nine Months Ended September 30, 2000

	Ventures	Allegiance	Viatical Settlements (1)	Other	Total

Interest income...............	$1,420,214	$2,388,887	$6,818	$145,507	$3,961,426
Net loss on securities ………..	(5,525,865)	--	--	--	(5,525,865)
Other income .……..	2,093	9,198	151,242	12,966	175,499

Total revenues.	(4,103,558)	2,398,085	158,060	158,473	(1,388,940)
Interest expense …...	261,599	1,835,176	588,850	--	2,685,625
Depreciation and amortization …….	37,292	103,087	--	13,508	153,887
Income tax (expense) benefit (2).…….	(800)	(4,585)	--	1,875,935	1,870,550
Extraordinary gain.....	-	-	1,242,003	-	1,242,003
Contributed net (loss) income (2)....	$(4,429,057)	$(1,896,265)	$677,774	$(1,261,309)	$(6,908,857)

Identifiable assets …	$16,936,901	$35,029,759	$31,186,075	$7,350,071	$90,502,806

--

(1)	The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.
(2)	Corporate overhead and income tax (expense) benefit are not generally allocated between segments and are included in the Other segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                    The following is a discussion and analysis of the consolidated financial condition of the Company at September 30, 2001, and results of operations for the Company for the three and nine months ended September 30, 2001 and 2000, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Form 10-K and the unaudited consolidated financial statements and related notes appearing elsewhere herein.

Overview

                    Beginning in the latter half of 2000, the Company engaged in substantially less revenue-generating activity and began reducing costs significantly. See "--Recent Developments." The Company is focusing on servicing activities in connection with DPFC and Allegiance, the resolution of non-performing loans made by Allegiance, litigation and arbitration proceedings involving SocietyPool and, most recently, actions relating to the liquidation of Point West Ventures as described under "--Recent Developments" below.

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

Recent Developments

                    Beginning in the latter half of 2000, the Company engaged in substantially less revenue-generating business activity and began reducing costs significantly. Since 2000, Ventures reduced significantly its number of new investments as a result of volatility and uncertainty in the financial markets. Ventures has made no investments during 2001. Additionally, in August 2001, the SBA accelerated Point West Ventures’ indebtedness to the SBA, effectively terminating Point West Ventures’ ability to make further investments or Venture’s ability to engage in further business activities. The SBA and Point West Ventures are in discussions involving the appointment of the SBA as a permanent receiver of Point West Ventures. If the SBA is appointed receiver of Point West Ventures, the SBA will take possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. Upon conclusion of the receivership, Point West Ventures’ SBIC license will be terminated.

                    If the SBA is appointed receiver of Point West Ventures, the Company expects the SBA to liquidate in an orderly manner the assets of Point West Ventures. Therefore, if and when the SBA is appointed receiver, Point West Ventures’ assets will be valued based on the best estimate of their orderly liquidation value. The Company cannot determine at this time what that liquidation value would be. However, orderly liquidation value is likely to be lower than the estimated fair value reflected on the Company’s consolidated balance sheet. The Company will record any subsequent decrease in liquidation value in the consolidated balance sheet and statement of operations in the appropriate period. Future revenues and expenses associated with Point West Ventures (including gains and losses in respect of liquidated assets, accrued interest and fees) will continue to be recognized in the consolidated statement of operations until the receivership is terminated and Point West Ventures is dissolved.

                    The debentures will continue to be reflected in the Company’s consolidated balance sheet until Point West Ventures is legally released from its obligations under the debentures. The Company cannot predict whether or at what time Point West Ventures will be legally released from its obligations under the debentures. Dispositions of Point West Ventures’ portfolio securities by a receiver may occur at times or on terms that would not maximize the value of those assets. It is virtually certain that proceeds of any asset dispositions would be insufficient to repay all amounts owed to the SBA by Point West Ventures under the debentures. If and when the debt is finally discharged, the Company would then recognize a gain on debt forgiveness in an amount equal to any unpaid debt that is discharged, net of any tax effect.

                    As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. Consequently, Allegiance began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million (currently $8.9 million) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving loan certificates increased by 1% per annum, effective February 15, 2001. See Note 4 of the Condensed Notes to Consolidated Financial Statements.

                    In July 2001, Allegiance and the Investors executed an amendment and waiver agreement providing Allegiance until November 15, 2001 to resolve the non-performing loans and retire the revolving debt. Allegiance has made progress toward resolving the non-performing loans and retiring the revolving debt. However, Allegiance will not be able to work out the non-performing loans and retire the revolving debt by November 15, 2001. Allegiance and the Investors are in discussions seeking waivers by the Investors, which would provide additional time beyond November 15, 2001 to resolve the non-performing loans, retire the revolving debt and resolve other defaults. There can be no assurance that the Investors will waive any defaults beyond November15, 2001. If the Investors do not waive the defaults, the Investors could declare an event of default under the Allegiance Financing at any time. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing.

                    Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance Trust I. Neither Point West Capital, Allegiance Capital, Allegiance Funding nor Allegiance Management guaranteed repayment of the revolving or term certificates and none is required to fund any principal or interest deficiencies which may arise thereunder.

                    Also as a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by Allegiance) ceased in November 2000. Between January and October 2000, such payments averaged $42,000 a month. As a result of, among other things, the July 2001 amendment and waiver agreement, monthly cash flow payments to Point West Capital and Allegiance resumed in May 2001 and will continue until November 15, 2001. From May through October 2001, these payments, which are subordinate to other payments under the Allegiance Financing, averaged $11,000 per month. Assuming that the Investors waive all defaults and permit these payments to continue beyond November 15, 2001, payments in future months could increase, decrease or cease subject to the performance of the underlying loans and resulting cash flow from the loans and continued compliance with other provisions of the Allegiance Financing.

                    In July 2001, Point West Capital rescinded the SocietyPool operating agreement. Point West Capital continues to be involved in litigation involving SocietyPool, including challenges to the rescission. Point West Capital’s future involvement with SocietyPool will be dependent upon the outcome of the proceedings described in "Other Information--Legal Proceedings--SocietyPool."

                    To date, the operations of PWS have not been material to the Company and the Company does not believe that PWS’ operations will become material in the future.

Results of Operations for the Company

                    Total Revenues.    Total revenues were negative $1.7 million during the three months ended September 30, 2001 compared to negative total revenues of $1.8 million during the same period in 2000. The Company reported a $2.7 million loss on securities for each of the three month periods ended September 30, 2001 and 2000. See "Results of Operations by Segment--Ventures--Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000--Net Loss on Securities." Total revenues were negative $3.8 million during the nine months ended September 30, 2001 compared to negative total revenues of $1.4 million during the same period in 2000. The Company reported a $6.8 million loss on securities for the nine months ended September 30, 2001, compared to a $5.5 million loss on securities for the same period in 2000. In addition, the 2000 period included $1.1 million of interest income recognized from a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ debt investments during the first quarter of 2000. No such income was recognized during 2001.

                    Total Expenses.    Total expenses decreased to $1.5 million during the three months ended September 30, 2001 from $2.9 million during the three months ended September 30, 2000. This decrease was primarily due to a $700,000 loss on a delinquent loan recognized by Allegiance and $304,000 in organizational and research expenses for SocietyPool in 2000. There were no such expenses during the three months ended September 30, 2001. In addition, a $360,000 reduction in compensation and benefits, resulting from scaled back activities for Allegiance and Ventures, contributed to the decrease in total expenses. Total expenses decreased to $5.0 million during the nine months ended September 30, 2001 from $8.6 million during the nine months ended September 30, 2000. This decrease was primarily due to, (i) a $1.3 million loss on the delinquent loan described above, (ii) a $984,000 reduction in compensation and benefits as a result of scaled back activities for Allegiance and Ventures, (iii) $783,000 in royalty fees and organizational and research expenses for SocietyPool in 2000 and (iv) a $722,000 decrease in expenses related to the viatical settlements business as a result of the DPFC Agreement (see "Results of Operations by Segment--Viatical Settlements--Certain Accounting Implications for DPFC"). In addition, the decrease in total expenses during both periods resulted from a reduction in other general and administrative expenses as a result of scaled-back activities.

                    Income Tax (Expense) Benefit.    Income tax expense amounted to $24,000 during the three months ended September 30, 2001. During the three months ended September 30, 2000, the Company reported no income tax expense or benefit. Income tax expense was $8,000 during the nine months ended September 30, 2001 compared to a $1.9 million income tax benefit during the same period in 2000. This change resulted primarily from a re-establishment of a valuation allowance during the fourth quarter of 2000, which reduced the deferred tax asset to zero.

                    Extraordinary Gain.    The Company recognized an extraordinary gain on a troubled debt restructuring in the amount of $1.2 million, net of income taxes of $822,000, in March 2000 in connection with the DPFC Agreement described in "Results of Operations by Segment--Viatical Settlements--Certain Accounting Implications for DPFC" below. As a result of the DPFC Agreement, the Company reduced the outstanding principal amount of the Securitized Notes in the consolidated balance sheet as of March 31, 2000 by $2.1 million to $36.4 million (which equaled the face value of the life insurance policies and restricted cash held by DPFC as of that date) and recognized income, net of income taxes, of $1.2 million.

Results of Operations by Segment

Ventures

                    As described above in "--Recent Developments," the SBA and Point West Ventures are in discussions involving the appointment of the SBA as a permanent receiver of Point West Ventures. Point West Ventures will not be involved in any future business activity other than the liquidation of its assets, the repayment of its creditors and the pursuit of any causes of action available to it. If the SBA is appointed receiver, the SBA will take over these business functions. However, the Company will continue to reflect any income and expenses associated with Point West Ventures (including gains and losses in respect of liquidated assets, accrued interest and fees) in the consolidated statement of operations until the receivership is terminated and Point West Ventures is dissolved.

Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000

                    Interest Income.    Interest income decreased to $2,000 during the three months ended September 30, 2001 from $48,000 during the three months ended September 30, 2000. Interest income for the three months ended September 30, 2001 reflected lower cash balances held by Ventures and lower yields. Interest income decreased to $24,000 during the nine months ended September 30, 2001 from $1.4 million during the nine months ended September 30, 2000. During 2000, the Company recognized $1.1 million of interest income from a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ debt investments. No such income was recognized during 2001. Additionally, an overall decrease in cash balances and yields contributed to the decrease in interest income.

                    Net Loss on Securities.    Net loss on securities was $2.7 million during the three months ended September 30, 2001 and 2000. Net loss on securities was $5.9 million during the nine months ended September 30, 2001 compared to a net loss on securities of $5.5 million during the nine months ended September 30, 2000. These net losses were primarily the result of the write-down or write-off of impaired investments. The write-downs or write-offs were a result of continued deterioration of the financial condition of some companies and the uncertainty that some companies will be able to raise additional capital and continue in business in light of the market downturn related to Internet and other technology stocks. Offsetting these write-downs and write-offs during the 2000 periods was $1.8 million in gain on securities sold during the first half of 2000. The Company does not write-down or write-off, through the consolidated statement of operations, any investments it considers to be temporarily impaired. The Company may recognize losses on securities in future periods if the SBA is appointed receiver of Point West Ventures. See "--Recent Developments" above.

                    Interest Expense.    Interest expense did not change significantly during the three months ended September 30, 2001 from the three months ended September 30, 2000. Interest expense increased to $377,000 during the nine months ended September 30, 2001 from $262,000 during the nine months ended September 30, 2000 due to an increase in funds borrowed from the SBA in May 2000. During the three and nine months ended September 30, 2001, the weighted-average interest rate on the funds borrowed from the SBA was 7.8% and the weighted-average borrowings were $6.5 million, compared to the weighted-average interest rate of 7.8% and 7.5% and weighted-average borrowings of $6.5 and $4.6 million, respectively, during the three and nine months ended September 30, 2000. All amounts outstanding under the debentures have been accelerated. Interest will continue to accrue on these amounts until the debentures are finally discharged. See "--Recent Developments" above.

                    Amortization.     As a result of Point West Ventures’ default under the debentures issued to the SBA, the unamortized commitment and leverage fees paid to the SBA were written-off during the second quarter of 2001. Consequently, amortization expense increased to $190,000 for the nine months ended September 30, 2001 from $37,000 for the nine months ended September 30, 2000. There was no amortization reported for the three months ended September 30, 2001 and there will be no amortization expense for Ventures in future periods. See "--Liquidity and Capital Resources."

Allegiance

Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000

                    Interest Income.    Interest income increased to $846,000 during the three months ended September 30, 2001 from $711,000 during the three months ended September 30, 2000 and increased to $2.6 million during the nine months ended September 30, 2001 from $2.4 million during the nine months ended September 30, 2000. During the three and nine months ended September 30, 2001, the weighted-average interest rate earned on the loans was 8.9% and the weighted-average principal amounts outstanding were $37.3 million and $37.5 million, respectively, compared to the weighted-average interest rate of 8.1% and 8.6% and the weighted-average principal amounts outstanding of $36.0 million and $35.3 million, respectively, during the three and nine months ended September 30, 2000. The increase in weighted average principal amount outstanding in the 2001 periods compared to the 2000 periods primarily reflects loans made by Allegiance from July through October 2000. Offsetting this increase were two loans in the aggregate principal amount of $3.9 million, which have been in default and on non-accrual status since the fourth quarter of 2000. The weighted-average interest rate calculations for the three and six months ended September 30, 2001 exclude those two loans. The weighted-average interest rate for the three and nine months ended September 30, 2000 excludes one loan in the amount of $2.1 million, which was delinquent and on non-accrual status. Allegiance cannot predict at this time whether the loans on non-accrual status during the nine months ended September 30, 2001 will remain on non-accrual status. To the extent that the loans remain on non-accrual status, Allegiance Capital does not anticipate receiving all interest and servicing income it would have received if the loans were performing. See "--Recent Developments" for more information regarding servicing income and the other consequences of these defaulted loans. Allegiance is attempting to work out these two loans. Based on appraisals of the collateral securing these loans, management believes that Allegiance will not incur material losses in connection with such loans. Allegiance is not currently originating loans and principal payments are occurring on outstanding loans. Therefore, Allegiance expects interest income to decrease in future periods.

                    Interest Expense.    Interest expense increased to $676,000 during the three months ended September 30, 2001 from $614,000 during the three months ended September 30, 2000 and increased to $2.1 million during the nine months ended September 30, 2001 from $1.8 million during the nine months ended September 30, 2000 as a result of increased borrowings under the Allegiance Financing. During the three and nine months ended September 30, 2001, the weighted-average interest rate under the Allegiance Financing was 8.4% compared to 8.5% during the three and nine months ended September 30, 2000. During the three and nine months ended September 30, 2001, the weighted-average borrowings were $32.4 million and $32.7 million, respectively, compared to the weighted-average borrowings of $29.1 million and $28.9 million, respectively, during the three and nine months ended September 30, 2000. The Allegiance Financing terminated in December 2000. However, as discussed above in "--

Recent Developments," amounts borrowed under the Allegiance Financing remain outstanding. Allegiance has been granted an extension only through November 15, 2001 to resolve its non-performing loans and retire the revolving debt. Allegiance will need additional time to accomplish this. See "--Recent Developments" above.

                    Compensation and Benefits.    Compensation and benefits increased to $92,000 during the three months ended September 30, 2001 from $82,000 during the three months ended September 30, 2000. This increase was due to the timing of an accrual of an expense to Point West Capital for services performed by Point West Capital’s employees on behalf of Allegiance Capital which was partially offset by a reduction in compensation and benefits due to layoffs and attrition resulting from a suspension of Allegiance’s lending activities during the fourth quarter of 2000. Compensation and benefits decreased to $205,000 during the nine months ended September 30, 2001 from $284,000 during the nine months ended September 30, 2000, due to the layoffs and attrition described above. As a result, compensation and benefits for Allegiance for the 2001 fiscal year is currently expected to be approximately $273,000.

                    Other General and Administrative Expenses.    Other general and administrative expenses decreased to $28,000 during the three months ended September 30, 2001 from $869,000 during the three months ended September 30, 2000. This decrease was due primarily to a $700,000 loss on a delinquent loan recognized by Allegiance during the three months ended September 30, 2000. Other general and administrative expenses decreased to $190,000 during the nine months ended September 30, 2001 from $2.1 million during the nine months ended September 30, 2000. This decrease was due primarily to a $1.3 million loss on the delinquent loan referred to above. No such loss was reported during 2001. In addition, other general and administrative expenses decreased due to a reduction in legal expenses related to the delinquent loan discussed above, which was written-off in 2000, and due to a significant reduction in general and administrative expenses resulting from Allegiance’s suspended lending activities. Because two non-performing loans are currently in default, it is likely that additional general and administrative expenses will be incurred in connection with the work out of those loans. Allegiance cannot, however, predict the overall level of other general and administrative expenses for the year ended December 31, 2001 relative to the year ended December 31, 2000.

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

                    As a result of the imminent default of DPFC under the terms of the Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes"), Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement in March 2000 (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders are required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital continues to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See "--Results of Operations for the Company--Extraordinary Gain."

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

Other

                    The Other segment includes results attributable to Point West Capital, SocietyPool and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the "Other" segment and has not been allocated. In July 2001, Point West Capital rescinded the SocietyPool operating agreement. The rescission is being challenged by the Former CEO and the Former Special Consultant. See "Other Information--Legal Proceedings--SocietyPool." Activities for PWS were immaterial during the nine months ended September 30, 2001 and 2000 and are not expected to be material in the foreseeable future.

Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000

                    Interest Income.    Interest income decreased to $29,000 during the three months ended September 30, 2001 from $32,000 during the three months ended September 30, 2000, and decreased to $102,000 during the nine months ended September 30, 2001 from $146,000 for the nine months ended September 30, 2000, due to a decrease in cash balances and yields.

                    Loss on Securities.    In the first quarter of 2001, Point West Capital determined that a $939,000 investment in one company was impaired and therefore wrote-off the entire carrying value during that period. This write-off was a result of deterioration of the financial condition and the uncertainty that it would be able to raise additional capital and continue in business in light of the market downturn related to Internet and other technology stocks. This investment was made by Point West Capital prior to the inception of Ventures, and was the only investment in Point West Capital’s portfolio. No such write-offs were made during 2000.

                    Compensation and Benefits.    Compensation and benefits decreased to $200,000 during the three months ended September 30, 2001 from $570,000 during the three months ended September 30, 2000 and to $754,000 during the nine months ended September 30, 2001 from $1.7 million during the nine months ended September 30, 2000. This decrease was due to a 57% reduction in the salaries of the executive officers, a decrease in the level of accrued profit sharing and bonuses for all employees during 2001 and employee layoffs and attrition, which began in late 2000. As a result, compensation and benefits for the Other segment for the 2001 fiscal year are expected to be approximately $1 million less than the 2000 amount.

                    Other General and Administrative Expenses.    Other general and administrative expenses decreased to $361,000 during the three months ended September 30, 2001 from $578,000 during the three months ended September 30, 2000, and to $1.1 million during the nine months ended September 30, 2001 from $1.6 million during the nine months ended September 30, 2000, primarily due to $783,000 in royalty fees and organizational and research expenses related to SocietyPool incurred during the first nine months of 2000. Offsetting this decrease was an increase in legal expenses relating to the SocietyPool litigation. As a result of the various litigation and arbitration proceedings related to SocietyPool, including new lawsuits filed during 2001, it is likely that additional legal expenses will be incurred. Point West Capital has filed a motion in bankruptcy court to recover legal fees from the parties who improperly filed the bankruptcy proceedings and intends to seek legal fees in connection with the other pending litigation. The Company, however, is currently unable to predict the overall level of other general and administrative expenses for the remainder of 2001 relative to comparable periods in 2000. The Company established a cost-reduction program in the latter half of 2000; however, the benefit of these cost reductions has been partially offset by an increase in legal expenses related to the various litigation and arbitration proceedings related to SocietyPool. See "Other Information--Legal Proceedings--SocietyPool."

Liquidity and Capital Resources

                    The Company’s unaudited consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. See Note 2 of the Notes to Consolidated Financial Statements included in the Form 10-K.

Point West Capital, SocietyPool and PWS

                    At present, Point West Capital and PWS have no external funding source from which to fund their working capital and general corporate needs. During 2001, the Company supported the operations of Point West Capital and PWS primarily from existing cash balances. At September 30, 2001, Point West Capital and PWS’ cash and cash equivalents were $742,000. The Company continues to analyze its current and future needs for financing.

                    Point West Capital currently anticipates having sufficient liquidity to meet the working capital and operational needs of Point West Capital and PWS at least through December 31, 2001 using current cash and cash equivalents and servicing and management fees related to DPFC. The Company hopes to generate cash proceeds from the anticipated disposition of a funeral home acquired by Allegiance in connection with a settlement in 2000 of a lawsuit with an Allegiance borrower. The Company is currently unable to predict its liquidity beyond December 31, 2001, which will be dependent on (i) the Company’s level of operations and its cash flows from servicing activities, (ii) the Investors’ willingness to permit the continuation, beyond November 15, 2001, of monthly cash flow payments to Point West Capital and Allegiance under the Allegiance Financing, (iii) Allegiance’s ability to resolve the non-performing loans, (iv) the amount, if any, realized upon the anticipated sale of the funeral home acquired by Allegiance and the timing of any such sale and (v) the outcome, timing and cost of the pending arbitration and litigation proceedings related to SocietyPool and of any additional proceedings instituted by or against the Company. Assuming Point West Capital determines additional funds are needed, there can be no assurance that it will be successful in obtaining external financing on satisfactory terms or at all.

                    Restricted cash as of June 30, 2001 includes $2.1 million for SocietyPool. In July 2001, Point West Capital rescinded the SocietyPool operating agreement. The rescission is being challenged by the Former CEO and the Former Special Consultant. See "Other Information--Legal Proceedings--SocietyPool."

Ventures

                    Ventures’ expenses during 2001 were supported primarily through existing cash balances and $340,000 of proceeds from the sale of one investment. As of September 30, 2001, Ventures had identifiable assets of $3.5 million, including investment securities with an estimated fair value of $70,000, non-marketable securities with an estimated fair value of $3.3 million, $70,000 of accounts receivable and $36,000 of cash.

                    In prior periods, Point West Ventures borrowed funds from the SBA through the issuance of debentures in an aggregate principal amount of $6.5 million. On June 14, 2001, the SBA notified Point West Ventures that it was in default under the debentures as a result of its failure to comply with required capital ratios and provided Point West Ventures until June 29, 2001 to remedy the default. Point West Ventures was unable to remedy the default. Therefore, on August 1, 2001, the SBA accelerated the indebtedness under the debentures and demanded payment of $6.7 million (including outstanding principal, accrued interest and fees) by August 15, 2001. Point West Ventures did not have sufficient cash to repay the SBA debentures on August 15, 2001.

                    The SBA and Point West Ventures are in discussions involving the appointment of the SBA as a permanent receiver of Point West Ventures, and the Company expects that the SBA will be appointed as permanent receiver. If the SBA is appointed receiver of Point West Ventures, the SBA will take possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. See "--Recent Developments" above for further information, including a discussion of the accounting implications of such a receivership.

                    Point West Ventures does not currently have sufficient cash to repay the SBA debentures. As of September 30, 2001, Point West Ventures’ identifiable assets were significantly less than the amounts owed under the SBA debentures, and it is virtually certain that proceeds from any asset disposition would be insufficient to repay all amounts owed to the SBA by Point West Ventures under the debentures. Any asset disposition proceeds will be used to satisfy amounts owed to the SBA under the debentures and to pay the costs of the receivership. Upon conclusion of the receivership, Point West Ventures’ SBIC license will be terminated.

Allegiance

                    The Allegiance Financing expired in December 2000 and, as a result, Allegiance has no current ability to continue to make new loans or to grow its business. See "--Recent Developments" above. As of September 30, 2001, Allegiance had cash and cash equivalents of $649,000, of which $509,000 is restricted under the Allegiance Financing.

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

Forward Looking Statements

                    This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part II--Other Information--Legal Proceedings" relating to (1) the amount of any loss experienced in connection with two loans made by Allegiance that are in default, (2) the continuation of payments to Point West Capital and Allegiance Capital for servicing activities provided to Allegiance and to Allegiance Capital under revolving and term certificates issued to Allegiance Capital under the Allegiance Financing, (3) Allegiance’s ability to sell, and the amount realized in connection with the sale of, the funeral home it acquired in connection with a settlement in 2000 of a lawsuit with an Allegiance borrower, (4) sufficiency of the Company’s liquidity and capital resources (see "Liquidity and Capital Resources"), (5) management’s belief that neither the Former CEO nor the Former Special Consultant is entitled to the relief requested in actions filed (see "Other Information--Legal Proceedings--SocietyPool"), (6) the amount of gain to be recognized on the purchase of DPFC stock or its liquidation, (7) the consequences of Point West Ventures’ default under its SBA borrowings and its likely liquidation and (8) anticipated levels of income and expenses for 2001. Such statements are based on management’s belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) Allegiance’s ability to foreclose on the collateral and realize an amount on foreclosure at least equal to the carrying value of two Allegiance loans which are currently in default, (2) the continuing ability of borrowers to perform under loans previously made by Allegiance and factors such as general economic conditions that would affect such ability, (3) Allegiance’s ability to resolve the two currently non-performing loans to the satisfaction of the Investors, (4) Allegiance’s ability to obtain additional time beyond November 15, 2001 to resolve the non-

performing loans and retire the revolving debt, (5) actions taken by the Investors with respect to the current or any future default under the Allegiance Financing, (6) Allegiance’s ability to find a buyer for the funeral home it acquired in connection with a settlement in 2000 of a lawsuit with an Allegiance borrower, (7) the results of the Company’s consideration of strategic options and any costs associated with a chosen option, (8) higher than anticipated costs related to pending arbitration and litigation proceedings, or the commencement of any additional arbitration or litigation proceedings by or against the Company, (9) the outcome of the litigation relating to SocietyPool, (10) availability and cost of capital, (11) actions taken by the Noteholders with respect to the purchase or liquidation of DPFC, (12) actions taken by the SBA with respect to Point West Ventures, including any manner of liquidation, (13) prevailing market conditions affecting the fair market value and orderly liquidation value of Point West Ventures’ assets and the ability to realize proceeds from any sale of such assets, (14) litigation expenses arising from current and future legal proceedings related to the Company’s businesses, including non-performing loans or investments and SocietyPool and (15) higher than anticipated compensation and benefits expenses for Point West Capital or Allegiance Capital.

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

                    Between May 2000 and July 2000, SocietyPool conducted limited market research but did not commence any operations. In July 2000, the Former CEO resigned. In August 2000, SocietyPool terminated the Former Special Consultant for cause.

                    In July 2000, the Former Special Consultant filed a claim with the American Arbitration Association seeking arbitration of a dispute with Point West Capital. The initial claim was for a declaratory judgment on an issue relating to the control and management of SocietyPool and its assets. The Former Special Consultant has since amended his complaint to assert additional claims against Point West Capital as well as a claim against SocietyPool and requesting damages in an unspecified amount. In August 2000, the Former CEO filed an action in arbitration against SocietyPool claiming he was constructively terminated under his Employment Agreement with SocietyPool and requesting damages in an unspecified amount. The Former CEO has since amended his complaint to assert claims against Point West Capital as well. In response to these actions, Point West Capital and SocietyPool filed an answer, affirmative defenses, counterclaims and third party claims against the Former Special Consultant and Former CEO, which Point West Capital subsequently amended. The arbitration proceedings were stayed during the pendency of the bankruptcy proceedings described below, which were dismissed in April 2001.

                    On September 5, 2000, the Former Special Consultant and the Former CEO filed Chapter 11 proceedings in federal bankruptcy court in New Mexico (In Re: SocietyPool.com, LLC, No. 11-00-14735 MA) on behalf of SocietyPool. On April 13, 2001, on Point West Capital’s motion, the Court dismissed the bankruptcy petition on the ground that the Former Special Consultant and the Former CEO lacked the requisite authority to file for bankruptcy on SocietyPool’s behalf. Point West Capital’s motion for attorneys’ fees in the proceeding is still pending.

                    On April 3, 2001, the Former Special Consultant filed an action in the Second Judicial District Court, County of San Bernalillo, State of New Mexico, against Point West Capital and its executive officers for tortious interference with contract, defamation and civil conspiracy, seeking unspecified damages. In May 2001, defendants removed the action to the United States District Court for the District of New Mexico and thereafter moved to dismiss the case in its entirety. On August 6, 2001, the district court ruled that the Former Special Consultant’s claims were subject to arbitration and granted defendants’ motion to dismiss the action with prejudice.

                    On June 29, 2001, the licensor under the Business License Agreement terminated the Business License Agreement on the ground that SocietyPool had ceased operations in September 2000. On July 9, 2001, Point West Capital rescinded the SocietyPool operating agreement on the grounds that the Former Special Consultant and the Former CEO, through their illicit conduct, had repudiated the SocietyPool operating agreement and caused a failure of the consideration supporting the operating agreement -- the Business License Agreement. In connection with the rescission, Point West Capital reclaimed what was left of the money that it had contributed to SocietyPool, which totaled approximately $2.1 million, and amended its arbitration claims to seek a declaratory judgment that its rescission was proper and restitution from the Former Special Consultant and the Former CEO.

                    On July 9, 2001, the Former CEO filed an action against Point West Capital in the Superior Court, County of San Francisco, State of California, alleging breach of SocietyPool’s operating agreement as a consequence of Point West Capital’s rescission of the operating agreement. On the same day, the Former CEO sought a temporary restraining order requiring Point West Capital to return the funds it reclaimed pursuant to the rescission. On July 10, 2001, the Court denied the Former CEO’s request for a temporary restraining order. Thereafter, Point West Capital filed a motion for summary judgment, seeking dismissal of the Former CEO’s entire complaint, but the former CEO voluntarily dismissed the action before his response to that motion was due.

                    On July 26, 2001, in the arbitration proceedings commenced by the Former CEO, the Former Special Consultant filed a motion for a preliminary injunction requiring Point West Capital to return the funds it had reclaimed pursuant to its rescission and freezing the funds pending resolution of Point West Capital’s entitlement to the funds. On August 8, 2001, the arbitrator ordered Point West Capital to deposit the funds it had reclaimed pursuant to the rescission into a SocietyPool account, which is to remain frozen until Point West Capital’s entitlement to the funds is resolved. On August 10, 2001, Point West Capital filed a motion for reconsideration of the order, which was denied on August 23, 2001.

                    In September 2001, Point West Capital filed a petition in Nevada state court seeking to vacate the arbitrator’s August 23, 2001 order. The Former CEO and the Former Special Consultant removed the actions to the United States District Court for the District of Nevada and thereafter moved to dismiss the action in its entirety. The action is pending.

                    On October 8, 2001, in the arbitration proceedings commenced by the Former Special Consultant, Point West Capital moved for summary judgment on the validity of its rescission of the Operating Agreement and the Former Special Consultant’s claims of tortious interference and defamation. These motions are fully briefed and awaiting a ruling by the arbitrator.

                    On November 2, 2001, in the arbitration proceedings commenced by the Former CEO, the parties filed various motions for the summary judgment on various claims pending in that arbitration. Those motions are scheduled to be heard by the arbitrator on November 20, 2001. A trial in the matter, if necessary, has been scheduled for the week of December 3, 2001.

                    The outcome of the arbitration actions and the proceedings pending in Nevada cannot be determined at this time; however, the Company believes that its claims are meritorious, that neither the Former CEO nor the Former Special Consultant is entitled to any requested relief and that the claims of the Former CEO and Former Special Consultant are without merit. Point West Capital’s future involvement with SocietyPool will be dependent upon the outcome of the proceedings described above.

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

Item 3. Defaults Upon Senior Securities

                    See "Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Ventures."

Item 6. Exhibits and Reports on Form 8-K

                    (a)         Exhibits: None

                    (b)        Reports on Form 8-K filed during the quarter ended September 30, 2001:

Date	Item Reported	Matter Reported
August 15, 2001	5	The Company issued a press release regarding its second quarter results and financial condition.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT WEST CAPITAL CORPORATION

Dated:    November 14, 2001

/s/ John Ward Rotter

John Ward Rotter
Chief Executive Officer
(Authorized Officer)

Dated:     November 14, 2001

/s/ Joanna L. Zesiger

Joanna L. Zesiger
Chief Financial Officer
(Prinicpal Financial and Accounting Officer)