Form 10KSB
period 2001-12-31
POINT WEST CAPITAL CORP
filed 2002-04-02
CIK 1002813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number 0-27736

POINT WEST CAPITAL CORPORATION
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3165263 (I.R.S. Employer Identification No.)
1700 Montgomery Street, Suite 250 San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

Issuer’s telephone number: (415) 394-9467

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: ($4,320,351).

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2002: $64,122.

Number of shares outstanding of the issuer’s common equity outstanding as of February 28, 2002: 3,352,624.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

POINT WEST CAPITAL CORPORATION

Form 10-KSB Annual Report

For the Fiscal Year Ended December 31, 2001

Table of Contents

i

Unless the context otherwise requires, all references to "Point West Capital" refer to Point West Capital Corporation and all references to the "Company" refer to Point West Capital Corporation and its consolidated entities.

PART I

ITEM 1-- DESCRIPTION OF BUSINESS

Overview

                    The Company is a specialty financial services company with historic operations in four business segments: (i) loans to funeral homes and cemeteries through Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Allegiance Management Corp. ("Allegiance Management"), (ii) viatical settlements through Dignity Partners Funding Corp. I ("DPFC"), (iii) small business loans and investments through Point West Venture Management, LLC ("Point West Management") and Point West Ventures, LP ("Point West Ventures") and (iv) other activities through Point West Capital, SocietyPool.com, LLC, ("SocietyPool") and Point West Securities, LLC ("PWS"). References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

Going Concern

                    As described herein, the Company has been engaged only in limited operations during the last fiscal year. The Company’s current business plan for 2002 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of recent reductions in employee headcount and occupancy costs. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s ability to terminate its present lease on satisfactory terms and relocate to less expensive office space, raise additional capital through equity or debt financings and or successfully implement a business plan that restores the Company to profitability and positive cash flows. There is no assurance that the Company will be able to terminate its present lease on satisfactory terms or at all, that additional funding will be available to the Company on acceptable terms, if at all, or that the Company will succeed in implementing a business plan that will allow it continue as a going concern.

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

                    The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. In connection with a viatical settlement, the policyholder assigned his or her policy to the Company, which became the holder, owner or certificate holder of the policy and the beneficiary thereunder with the right to receive from the insurance company the face value payable under the policy following the death of the insured. The Company has sold substantially all of its life insurance policies other than the policies held by DPFC and no longer purchases life insurance policies. The Company, through its wholly owned special purpose subsidiary, DPFC, continues to hold policies, which are pledged as security for the Securitized Notes (defined herein). Point West Capital continues to service the life insurance policies held by DPFC.

                    During 1997, the Company expanded its financial services business through the operations of Ventures and Allegiance. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. ("NASD"). During 2000, the Company formed SocietyPool.

                    Beginning in the latter half of 2000, the Company engaged in substantially less revenue-generating activity and began reducing costs significantly. The Company is currently focusing on continuing servicing activities in connection with Allegiance and DPFC, the resolution of non-performing loans made by Allegiance, actions relating to the liquidation of Point West Ventures and assessing its future alternatives as described below.

                    As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing (as defined herein) beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. Consequently, Allegiance began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.8 million as of December 31, 2001) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum, effective February 15, 2001.

                    In November 2001, Allegiance and the Investors (as defined herein) executed an amendment and waiver agreement providing Allegiance until February 15, 2002 to resolve the non-performing loans and retire the revolving debt. Allegiance has made progress toward resolving the non-performing loans and retiring the revolving debt, but was not able to do so by February 15, 2002. Therefore, the Investors could declare an event of default under the Allegiance Financing at any time. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing. Allegiance is seeking waivers from the Investors, which would provide additional time to resolve the non-performing loans, retire the revolving debt and resolve other defaults. There can be no assurance that the Investors will waive any defaults or not declare an event of default.

                    Since 2000, Point West Ventures reduced significantly its number of new investments as a result of volatility and uncertainty in the financial markets. Point West Ventures made no investments during 2001. In addition, as a result of Point West Ventures’ failure to comply with applicable Small Business Administration ("SBA") capital ratio requirements, in August 2001, the SBA accelerated Point West Ventures’ indebtedness to the SBA, effectively terminating Point West Ventures’ ability to make further investments or Point West Ventures’ ability to engage in further business activities. In December 2001, the SBA and Point West Ventures agreed to place Point West Ventures into receivership with the SBA, and in February 2002, the United States District for the Northern District of California issued an order to that effect. Consequently, the SBA has been appointed permanent receiver of Point West Ventures and the SBA has taken possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures.

                    In March 2002, Point West Capital entered into a settlement agreement related to litigation and arbitration proceedings involving and related to SocietyPool. Under the terms of the settlement agreement, Point West Capital will no longer have any ownership in or any future involvement with

SocietyPool. The Company’s financial statements as of December 31, 2001 do not include the assets, liabilities or operations of SocietyPool. See "Item 3--Legal Proceedings--SocietyPool."

                    The operations of PWS have not been material to the Company. The Company has entered into an agreement to sell PWS. The agreement would provide Point West Capital with net proceeds of approximately $20,000. The Company expects the sale to close in the second quarter of 2002.

                    The Company continues to assess the viability of its businesses. Although the Company is pursuing potential future operations and growth of Allegiance, the current status of Allegiance’s loans, its current defaults under the Allegiance Financing and its lack of funding raise serious doubts as to its continued viability. In addition, the Company intends to continue its monitoring and servicing activities for DPFC until at least June 30, 2002. However, the future of these activities is also uncertain. See "Management’s Discussion and Analysis or Plan of Operation--Results of Operations by Segment--Viatical Settlements--Recent Developments." The Company does not plan on making any additional small business loans or investments, through Ventures or otherwise, or engaging in any additional broker-dealer activities.

                    The Company may also pursue alternatives to continuing its operations. These alternatives may include, among others, a sale of Allegiance’s loan portfolio, a partial or complete liquidation of the Company, the dissolution of the Company or another significant transaction. There can be no assurance that the Company will be able to execute, on terms acceptable to the Company or at all, any of these alternatives. The Company intends to pursue alternatives outside of bankruptcy; however, there is no assurance that it will be able to do so.

Allegiance (Loans to Funeral Homes and Cemeteries)

Structure

                    Allegiance Capital is a limited liability company formed in September 1997 as a specialty finance company to provide senior secured loans to owners of funeral homes and cemeteries. Allegiance commenced operations in December 1997. Point West Capital has a 65% ownership interest in, and a 95% voting control of, Allegiance Capital and serves as the managing member. The former president and the former vice president of marketing retain the balance of membership interests in Allegiance Capital. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital. Pursuant to a Trust Agreement dated August 1, 1998 (the "Allegiance Trust Agreement"), Allegiance Funding formed a trust, Allegiance Trust I, to consummate a structured financing (the "Allegiance Financing") which, through December 15, 2000, provided $33 million of debt to support Allegiance’s lending activities. The Allegiance Financing expired in December 2000 and Allegiance does not currently have a source of funding. See "Management’s Discussion and Analysis or Plan of Operation--Results of Operations by Segment--Allegiance--Recent Developments." Allegiance Funding owns approximately 13% of Allegiance Trust I. Allegiance Capital owns 100% of Allegiance Management, which is a special purpose subsidiary formed to manage Allegiance Funding.

Overview

                    Allegiance provided long-term debt to experienced owners of established funeral home and cemetery businesses on a senior secured basis. Allegiance generally sought to finance funeral home and cemetery businesses that were well established by virtue of years of service in the communities they serve and which were operated by owners with substantial experience and expertise in operating such businesses. Allegiance’s current business activities relate to servicing activities and resolving its non-performing loans.

Servicing

                    Point West Capital continues to perform certain basic loan servicing functions related to loans previously made by Allegiance. These functions include (1) sending monthly billing statements and other notices, (2) tracking and posting loan payments, (3) directing the transfer of loan payments to the appropriate accounts and (4) maintaining loan files.

                    In addition to the functions performed by Point West Capital, Allegiance performs loan portfolio surveillance functions in order to monitor credit quality. Borrowers provide certain information periodically, including quarterly and annual financial statements as well as supplemental business activity information. Allegiance uses this information to monitor periodically covenant compliance and the credit quality of the borrowers’ underlying businesses. Allegiance Capital is also responsible for managing any delinquencies, defaults and liquidations. As a senior secured lender, in the event of default Allegiance is in a relatively strong position to control any disposition of the businesses it finances. However, there can be no assurance that Allegiance would be able to realize sufficient proceeds from any disposition to cover its loans and related expenses. The monitoring process is intended to help borrowers identify and address problems to avoid defaults.

Viatical Settlement Business

                    Currently, the Company’s only activities in the viatical settlement business are monitoring and collection activities. See "Management’s Discussion and Analysis or Plan of Operation-- Results of Operations by Segment-- Viatical Settlements-- Certain Accounting Implications for DPFC."

Ventures (Small Business Loans and Investments)

                    In the past, Point West Ventures provided loans, debt and equity capital to small companies as defined by regulations of the SBA. Historically, Point West Ventures focused on creating a diversified portfolio of debt and equity investments in later-stage growth and expansion companies. Point West Ventures focused on equity investments in businesses in the area of e-commerce, Internet and telecommunications. Point West Ventures’ investments were structured in a variety of ways, including loans, debt investments such as subordinated debt with equity participation through warrants or conversion rights, and investments in preferred and common stock.

                    Point West Ventures is currently in receivership. Upon conclusion of the receivership, Point West Ventures’ Small Business Investment Company ("SBIC") license will be terminated. Point West Ventures does not anticipate resuming operations, and Point West Capital has written off its equity investment in Point West Ventures. See "Historical Development" above.

Employees

                    As of December 31, 2001, the Company employed 9 individuals on a full-time basis.

ITEM 2-- DESCRIPTION OF PROPERTY

                    The Company currently leases approximately 6,150 square feet of office space in San Francisco. Because the Company’s space substantially exceeded its needs, in order to reduce unnecessary costs, the Company entered into an agreement dated March 23, 2001 to sublease 3,690 square feet of its space to an unrelated party. The sublease payments substantially cover the rent expense for the 6,150 square foot office. The sublease expires on September 21, 2002. The sublessee has an option to extend the sublease to May 31, 2004, which coincides with the termination of the Company’s lease for the office space.

                    The Company generally does not invest in real estate, mortgages or entities primarily engaged in real estate activities. Allegiance holds mortgages as collateral for all of the loans it has made. Allegiance does not acquire these mortgages for possible capital gain or for income. They merely serve as collateral. There are no limitations on the percentage of assets, which may be invested in any one investment, or type of investment, made by the Company.

ITEM 3-- LEGAL PROCEEDINGS

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

SocietyPool

                    Since July 2000, the Company and its executive officers have been involved in litigation and arbitration proceedings with the two other Voting Interest Members of SocietyPool. For further information regarding the history of these proceedings, see the Company’s Form 10-QSB for the quarter ended September 30, 2001. In March 2002, SocietyPool, Point West Capital, each of its executive officers and the other two Voting Interest Members entered into a settlement agreement. Under the terms of the settlement agreement, Point West Capital resigned as Manager of SocietyPool and relinquished its Membership interest and received $225,000. All parties released each other from all present and future claims regarding SocietyPool. Each party denied any wrongdoing or liability. Point West Capital will have no future involvement with SocietyPool.

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

                    In June 2001, Point West Ventures filed an action for fraud against Home Director, Inc. and Spencer Trask Ventures, Inc. seeking rescission of an agreement pursuant to which Point West Ventures purchased $500,000 of stock in Home Director, Inc. through Spencer Trask Ventures, Inc. In July 2001, the defendants filed a motion to dismiss the action. In January 2002, the motion to dismiss was denied.

                    The order placing Point West Ventures into receivership stays all current litigation of Point West Ventures, which includes these two cases. Because Point West Ventures is in receivership, the continued prosecution of these claims will be in the control of the receiver, the SBA. The SBA has indicated a desire to continue prosecuting these claims, however, until a final decision is made and the stay lifted, no further action will result. See "Item 1--Description of Business--Historical Development."

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2001.

PART II

ITEM 5-- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

                    Prior to April 11, 2001, the Company’s stock was traded on the National Market System of the Nasdaq Stock Market ("NMS") under the symbol "PWCC." As a result of the Company’s failure to maintain a $5 million minimum market value of public float and a $1.00 per share minimum bid price, the Company’s stock was delisted from the NMS, effective April 11, 2001. Point West Capital’s Common Stock currently trades on the Nasdaq OTC Bulletin Board ("OTC BB") under the symbol "PWCC.OB." As of March 7, 2002, there were 129 holders of record of Common Stock, including banks, brokerage firms and other nominees. A substantial portion of the publicly held shares of Common Stock is held in book-entry form.

                    The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company’s Common Stock on The Nasdaq Stock Market and, subsequent to April 11, 2001, on the OTC BB.

2001	High	Low
First Quarter ...…………………	$0.938	$0.125
Second Quarter (1)……….……….	0.344	0.100
Third Quarter (1)…...…………......	0.400	0.100
Fourth Quarter (1)……………….	0.100	0.020

2000	High	Low
First Quarter ...……………….	$14.438	$6.625
Second Quarter ……….…….	7.438	3.125
Third Quarter …...…………	4.219	2.281
Fourth Quarter ………………	2.750	0.188

(1) The quotations related to April 12, 2001 and thereafter reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                    The Company has never declared or paid any cash dividends on its capital stock, and the Company does not anticipate paying cash dividends on the Common Stock in the future.

ITEM 6-- MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    The following is a discussion and analysis of the consolidated financial condition of the Company at December 31, 2001 and results of operations for the Company for the two years ended December 31, 2001, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

Overview

                    The Company is a specialty financial services company. The Company’s financial statements consolidate the assets, liabilities and operations of Allegiance, DPFC, Ventures and PWS. The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. Subsequent to February 1997, the Company became a more broadly-based specialty financial services company.

                    As described herein, the Company has been engaged only in limited operations during the last fiscal year. The Company’s current business plan for 2002 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of recent reductions in employee headcount and occupancy costs. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s ability to terminate its present lease on satisfactory terms and relocate to less expensive office space, raise additional capital through equity or debt financings and or successfully implement a business plan that restores the Company to profitability and positive cash flows. There is no assurance that the Company will be able to terminate its present lease on satisfactory terms or at all, that additional funding will be available to the Company on acceptable terms, if at all, or that the Company will succeed in implementing a business plan that will allow it continue as a going concern.

                    Beginning in the latter half of 2000, the Company engaged in substantially less revenue-generating activity and began reducing costs significantly. The Company is currently focusing on continuing servicing activities in connection with Allegiance and DPFC, the resolution of non-performing loans made by Allegiance, actions relating to the liquidation of Point West Ventures and assessing its future alternatives.

                    See "Item 1--Description of Business--Historical Development."

Critical Accounting Policies

                    Management believes that judgments and estimates related to the Company’s allowance for loan losses and its valuation of assets held for sale could materially affect its consolidated financial statements. Determination of the allowance and valuation of assets held for sale are inherently subjective as they require significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on the pool of loans based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

                    Loans are generally placed on non-accrual status when payment in full is in doubt or the loan is 90 days or more past due as to principal or interest. Loans are returned to accrual status once the above noted factors are no longer present and the loan is current. As of December 31, 2001, Allegiance had four loans on non-accrual status. During 2001, Allegiance acquired the assets of two of these non-performing borrowers for a nominal amount. As a result, as of December 31, 2001,  these funeral home assets are included in assets held for sale at the lower of cost or estimated fair value less cost to sell,   in accordance with accounting principles generally accepted in the United States ("GAAP"). Management has estimated fair value based on bids for and appraisals of the funeral home businesses that secured the loans and assessment of the financial condition and cash flows of the funeral homes’ operations. In connection with the remaining two non-performing loans, based on management’s assessment of the current portfolio, management believes that Allegiance’s allowance for loan losses is adequate. In addition, early in 2002, Allegiance acquired the assets of another borrower via foreclosure. The assets of such borrower are included in assets held for sale at December 31, 2001 at estimated fair value. In the event other loans become non-performing, or changes occur to other factors affecting management’s estimates, such as general economic conditions, the Company may need to increase the allowance or decrease the valuation, which could materially impact the results of operations or financial condition.

Results of Operations for the Company

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

                    Total Revenue. Total revenue was negative $4.3 million in 2001 compared to negative $5.6 million in 2000. The Company reported an $8.2 million loss on securities in 2001, compared to a $10.7 million loss on securities for 2000. See "Results of Operations by Segment--Ventures--Net Loss on Securities." Offsetting this decrease was a $1.4 million decrease in interest income for 2001. Interest income for 2000 included $1.1 million recognized from a warrant (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ debt investments. No such income was recognized during 2001.

                    Total Expenses. Total expenses decreased to $10.2 million in 2001 from $10.6 million in 2000. This decrease was primarily due to (i) a $1.3 million reduction in compensation and benefits as a result of scaled back activities for Allegiance and Ventures, (ii) a $1.3 million loss during 2000 on a loan held by Allegiance, whereas no such loss was incurred during 2001, (iii) a $722,000 reduction in total expenses reported by DPFC, as a result of the DPFC Agreement (see "Results of Operations by Segment--Viatical Settlements--Certain Accounting Implications for DPFC,") and (iv) a $544,000 reduction in royalty fees and organizational and research expenses for SocietyPool. Offsetting this decrease was a $1.8 million loss in connection with the SocietyPool settlement (see "Item 3--Legal Proceedings--SocietyPool"), a $1.1 million impairment expense recognized in connection with the assets of two of the non-performing loans acquired by Allegiance and the assets of another borrower acquired by Allegiance via foreclosure (see "Critical Accounting Policies" above) and a $402,000 increase in amortization expense resulting from the write-off of deferred financing costs relating to the Allegiance Financing, for which Allegiance was unable to resolve certain defaults by February 15, 2002.

                    Income Taxes. The Company reported $73,000 of income tax benefit for 2001, compared to $610,000 of income tax expense for 2000. Income tax benefit for 2001 reflects the portion of the provision for taxes related to FAS 115 losses. The income tax expense of $610,000 recorded in 2000 is primarily related to the re-establishment of a valuation allowance against the Company’s deferred tax assets. A valuation allowance is required when it is unlikely that the Company will generate sufficient future taxable income to allow it to utilize net operating losses ("NOLs") and other deferred tax assets to offset future taxable gains. See Note 10 of the Notes to Consolidated Financial Statements.

                    Extraordinary Gain. The Company recognized an extraordinary gain on a troubled debt restructuring in the amount of $1.2 million, net of income taxes of $822,000, in March 2000 in connection with the DPFC Agreement described below under "Results of Operations by Segment--Viatical Settlements--Certain Accounting Implications for DPFC" and in Notes 1d and 8 of the Notes to Consolidated Financial Statements. As a result of the DPFC Agreement, the Company reduced the outstanding principal amount of the Securitized Notes in the consolidated balance sheet as of March 31, 2000 by $2.1 million to $36.4 million (which equaled the face value of the life insurance policies and restricted cash held by DPFC as of that date) and recognized income in a like amount.

Results of Operations by Segment

Allegiance

                    Recent Developments

                    At December 31, 2000, two loans made by Allegiance were on non-accrual status and at December 31, 2001, four loans, two of which were included in assets held for sale, were on non-accrual status. See "Critical Accounting Policies" above.

                    As a result of the non-accrual status loans, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. Consequently, Allegiance began reducing costs through employee layoffs during December 2000. At December 31, 2001, Allegiance had no employees. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.8 million as of December 31, 2001) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum, effective February 15, 2001.

                    In November 2001, Allegiance and the Investors executed an amendment and waiver agreement providing Allegiance until February 15, 2002 to resolve the non-performing loans and retire the revolving debt. Allegiance has made progress toward resolving the non-performing loans and retiring the revolving debt, but was not able to do so by February 15, 2002. Therefore, the Investors could declare an event of default under the Allegiance Financing at any time. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing. Allegiance is seeking waivers from the Investors, which would provide additional time to resolve the non-performing loans, retire the revolving debt and resolve other defaults. There can be no assurance that the Investors will waive any defaults or not declare an event of default.

                    Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance Trust I. Neither Point West Capital, Allegiance Capital, Allegiance Funding nor Allegiance Management guaranteed repayment of the revolving or term certificates and none is required to fund any principal or interest deficiencies which may arise thereunder.

                    Also as a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by Allegiance) ceased in November 2000. Between January and October 2000, such payments averaged $42,000 a month. As a result of, among other things, certain amendment and waiver agreements, monthly cash flow payments to Point West Capital and Allegiance resumed in May 2001. From May through December 2001, these payments, which are subordinate to other payments under the Allegiance Financing, averaged $10,000 per month. As a result of defaults under the Allegiance Financing, the Investors could stop these payments at any time. Assuming that the Investors waive all defaults and permit these payments to continue beyond February 15, 2002, payments in future months could increase, decrease or cease subject to the performance of the underlying loans, the relative spread between LIBOR and interest rates on treasury securities and resulting cash flow from the loans and continued compliance with other provisions of the Allegiance Financing.

                    If the Investors declare an event of default under the Allegiance Financing or do not permit cash flow payments to continue under the current arrangement, Point West Capital’s ability to continue future operations is highly questionable.

In the first quarter of 2002, Allegiance Capital entered into an agreement to sell a funeral home it had acquired in connection with a defaulted loan. The sale closed on March 28, 2002. See "Liquidity and Capital Resources."

                    Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

                    Interest Income. Interest income increased to $3.4 million in 2001 from $3.2 million in 2000. Allegiance had 26 and 27 loans outstanding at December 31, 2001 and 2000, respectively. The loans outstanding include two loans on non-accrual status, which are carried in assets held for sale at the lower of cost or estimated fair value less cost to sell. Loans receivable were outstanding in the aggregate amount of $36.3 million and $37.8 million at December 31, 2001 and 2000, respectively.   The weighted-average interest rates on the loans outstanding were 8.9% and 8.7% in 2001 and 2000, respectively, and the weighted-average principal amounts outstanding were $37.1 million and $35.3 million in 2001 and 2000, respectively.   The increase in weighted average principal amount outstanding from 2000 to 2001 primarily reflects loans made by Allegiance from July through October 2000. For purposes of the weighted average interest rate and weighted average principal outstanding calculations for 2001, four non-performing loans (including two which are included in assets held for sale) in the aggregate principal amounts of $5.3 million have been included in the calculations to the extent they were performing during 2001. For purposes of the weighted average interest rate and weighted average principal outstanding calculations for 2000, two non-performing loans in the aggregate principal amounts of $3.9 million have been included to the extent they were performing during 2000.   Allegiance cannot predict at this time whether the loans will remain on non-accrual status. To the extent that the loans remain on non-accrual status, Allegiance Capital does not anticipate receiving all interest and servicing income it would have received if the loans were performing.   See “ Recent Developments” for more information regarding servicing income and the other consequences of these non-performing loans.   Allegiance is attempting to work out its non-performing loans.   Allegiance is not currently originating loans and principal payments are occurring on outstanding loans.   Therefore, Allegiance expects interest income to decrease in future periods.

                    Interest Expense. Interest expense increased to $2.7 million in 2001 from $2.5 million in 2000 primarily as a result of increased borrowings under the Allegiance Financing during 2000. During 2001, the weighted-average interest rate under the Allegiance Financing was 8.4% and the weighted-average borrowings were $32.5 million compared to a weighted-average interest rate of 8.5% and weighted-average borrowings of $30.0 million for 2000. The Allegiance Financing terminated in December 2000. However, amounts borrowed under the Allegiance Financing remain outstanding and are currently in default. See "--Recent Developments" above.

                    Compensation and Benefits. Compensation and benefits decreased to $311,000 in 2001 from $360,000 in 2000. This decrease was due to layoffs made by Allegiance during the fourth quarter of 2000. However, the reduction in compensation and benefits, as a result of the layoffs, was partially offset by an intercompany charge for services performed by employees of Point West Capital on behalf of Allegiance Capital.

                    Other General and Administrative Expenses. Other general and administrative expenses decreased to $1.4 million in 2001 from $2.2 million in 2000. This decrease was primarily due to a $1.3 million write-off of a delinquent loan during 2000. No such loss was reported during 2001. In addition, this decrease was partly attributable to a $486,000 reduction in legal expenses primarily related to litigation involving the delinquent loan that was written off. This decrease was partially offset somewhat by a $1.1 million impairment expense recognized in connection with the assets of two of the non-performing loans acquired by Allegiance and the assets of another borrower acquired by Allegiance via foreclosure (see "Critical Accounting Policies" above). It is likely that additional general and administrative expenses will be incurred in connection with the work out of those loans. Allegiance cannot, however, predict the overall level of other general and administrative expenses in 2002 relative to 2001.

Viatical Settlements

                    The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.

                    Recent Developments

                    In November 2001, Bradley N. Rotter took a leave of absence and in March 2002 ceased to be employed by the Company. He remains a director and Chairman of the Board. It is currently anticipated that, prior to the expiration of the DPFC Agreement (as defined herein) on June 30, 2002, an additional executive officer will cease to be employed by the Company. If this occurs, a default will occur under the DPFC Agreement. See "Description of Securitized Notes." If the Noteholders (as defined herein) declare an event of default, Point West Capital could be terminated as servicer and the Noteholders could foreclose on the collateral. If Point West Capital is terminated as servicer, or the Noteholders do not extend servicing beyond June 30, 2002, Point West Capital’s ability to continue future operations is highly questionable. Point West Capital and the Noteholders have been in discussions regarding this matter and extending the servicing beyond June 30, 2002. No assurance, however, can be given that servicing will be extended or that the Noteholders will not declare an event of default prior to June 30, 2002.

Certain Accounting Implications for DPFC

                    From June 30, 1996 through February 29, 2000, the Company recognized income (earned discounts) with respect to its viatical settlement business upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Income recognized was equal to the difference between such proceeds and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies.

                    As a result of the imminent default of DPFC under the terms of the Senior Viatical Settlement Notes, Series 1995-A, Stated Maturity March 10, 2005 (the "Securitized Notes"), Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement in March 2000 (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders are required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital continues to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See "Results of Operations for the Company-- Extraordinary Gain." The Company and the Noteholders are discussing possibly extending the date of this option.

                    As a result of the DPFC Agreement, the Company will not recognize any future gain or loss related to DPFC until the Noteholders purchase the DPFC stock or DPFC is liquidated pursuant to the DPFC Agreement. The Company expects to recognize a pre-tax gain in an amount approximately equal to the $4.6 million accumulated deficit of DPFC upon the occurrence of either of these events. Additionally, when the DPFC stock is purchased or DPFC is liquidated, the Company may have income tax liability associated with the gain from debt forgiveness. The Company may be able to use carryforward losses to offset such liability, unless the carryforward losses have been previously utilized. Since March 2000 the Company has recognized the $18,000 monthly servicing fee ($54,000 per quarter) paid to Point West Capital as other income in the consolidated statement of operations.

                    Also as a result of the DPFC Agreement, DPFC has not recognized any interest expense related to the Securitized Notes nor any general and administrative expenses subsequent to February 29, 2000 and will not recognize these expenses in future periods.

                    The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

Ventures

                    Recent Developments

                    Since 2000, Point West Ventures reduced significantly its number of new investments as a result of volatility and uncertainty in the financial markets. Point West Ventures made no investments during 2001. Additionally, in August 2001, the SBA accelerated Point West Ventures’ indebtedness to the SBA, effectively terminating Point West Ventures’ ability to make further investments or Point West Venture’s ability to engage in further business activities. In February 2002, the SBA was appointed permanent receiver of Point West Ventures. The SBA has taken possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. Upon conclusion of the receivership, Point West Ventures’ SBIC license will be terminated. See "Item 1--Description of Business--Historical Development."

                    Certain Accounting Implications for Ventures

                    The Company expects the SBA to liquidate in an orderly manner the assets of Point West Ventures. Point West Ventures’ assets are carried at estimated fair value at December 31, 2001. The Company does not anticipate any future changes to the carrying values at December 31, 2001 unless the SBA liquidates some assets or the Company learns that the assets should be written down further. If assets are liquidated or the Company receives information from the SBA indicating further write-downs are necessary, the Company will record any subsequent decrease in liquidation value in the consolidated balance sheet and statement of operations in the appropriate period. Future revenues and expenses associated with Point West Ventures (including gains and losses in respect of liquidated assets, accrued interest and fees) will continue to be recognized in the consolidated statement of operations until the receivership is terminated and Point West Ventures is dissolved.

                    The debentures will continue to be reflected in the Company’s consolidated balance sheet until Point West Ventures is legally released from its obligations under the debentures. The Company cannot predict whether or at what time Point West Ventures will be legally released from its obligations under the debentures. Dispositions of Point West Ventures’ portfolio securities by a receiver may occur at times or on terms that would not maximize the value of those assets. It is virtually certain that proceeds from any asset dispositions would be insufficient to repay all amounts owed to the SBA by Point West Ventures under the debentures. If and when the debt is finally discharged, the Company would then recognize a gain on debt forgiveness in an amount equal to any unpaid debt that is discharged, net of any tax effect.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

                    Interest Income. Interest income decreased to $25,000 in 2001 from $1.5 million in 2000. This decrease was primarily due to $1.1 million of interest income recognized in 2000 as a result of warrants (valued using the Black-Scholes option-pricing model) received in connection with one of Ventures’ debt securities. No such interest was reported in 2001. Additionally, an overall decrease in cash balances and yields contributed to the decrease in interest income.

                    Net Loss on Securities. Ventures recognized a net loss on securities of $7.2 million in 2001, compared to a net loss on securities of $10.4 million in 2000. These net losses were primarily the result of the write-down or write-off of impaired investments. The write-downs or write-offs were a result of continued deterioration of the financial condition of some companies and the uncertainty that some companies would be able to raise additional capital and continue in business in light of the market downturn related to Internet and other technology stocks and the continued depression of the domestic stock markets. Offsetting these write-downs and write-offs during the 2000 period was $1.8 million in gain on securities sold during the first half of 2000. The Company does not write-down or write-off, through the consolidated statement of operations, any investments it considers to be temporarily impaired. The Company may recognize losses on securities in future periods when the SBA liquidates the remaining investments. See "-- Certain Accounting Implications for Ventures" above.

                    Interest Expense. Interest expense increased to $504,000 in 2001 from $389,000 in 2000 due to an increase in funds borrowed from the SBA in May 2000. During 2001, the weighted-average interest rate on funds borrowed from the SBA was 7.8% and the weighted-average borrowings were $6.5 million compared to the weighted-average interest rate of 7.7% and weighted average borrowings of $5.8 million in 2000. All amounts outstanding under the debentures have been accelerated. Interest will continue to accrue on these amounts until the debentures are finally discharged. See "--Certain Accounting Implications for Ventures" above.

                    Amortization. As a result of Point West Ventures’ default under the debentures issued to the SBA, the unamortized commitment and leverage fees paid to the SBA were written-off during 2001. Consequently, amortization expense increased to $190,000 for 2001 from $52,000 for 2000. There will be no amortization expense for Ventures in future periods.

Other

                    The Other segment includes results attributable to Point West Capital, SocietyPool and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the "Other" segment and has not been allocated. As of December 31, 2001, SocietyPool was no longer included in the Company’s consolidated financial statements. SocietyPool’s operations have been reflected in the Statement of Operations through December 31, 2001. For more information about SocietyPool, see "Item 3-- Legal Proceedings-- SocietyPool." Activities for PWS were immaterial during 2001 and 2000. The Company has entered into an agreement to sell PWS. The Company expects the sale to close in the second quarter of 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

                    Interest Income. Interest income declined to $116,000 in 2001 from $195,000 in 2000. The decline in 2001 was due to decreases in cash balances and yields.

                    Loss on Securities. During the first quarter of 2001, Point West Capital determined that a $939,000 investment in one company was impaired and therefore wrote-off the entire carrying value during that period. This write-off was a result of deterioration in the financial condition of the investee. That company is presently being liquidated and no amounts will be paid to any shareholders. This investment was made by Point West Capital prior to the inception of Ventures, and was the only investment in Point West Capital’s portfolio. During 2000, the company recorded a $304,000 loss on the sale of a bond held by Point West Capital.

                    Compensation and Benefits. Compensation and benefits decreased to $950,000 in 2001 from $2.2 million in 2000. This decrease was due to a 57% reduction in the salaries of the executive officers, an elimination of profit sharing and bonuses for all employees during 2001 and employee layoffs and attrition, which began in late 2000.

                    Loss on Disposal of Subsidiary. As a result of the settlement of the various proceedings related to SocietyPool described in "Item 3--Legal Proceedings--SocietyPool," in 2001 the Company recorded a $1.8 million loss corresponding to its remaining ownership interest in SocietyPool.

                    Other General and Administrative Expenses. Other general and administrative expenses were $1.6 million in 2001, compared to $2.0 million in 2000. The Company established a cost-reduction program in the latter half of 2000; however, the benefit of these cost reductions has been partially offset by an increase in legal expenses related to the various litigation and arbitration proceedings related to SocietyPool. In addition to the cost-reduction program, the decrease in other general and administrative expenses was due to a $544,000 decrease in royalty fees and organizational and research expenses related to SocietyPool incurred during 2000. Offsetting such decrease was a $686,000 increase in legal expenses relating to the SocietyPool litigation and arbitration proceedings. See "Item 3--Legal Proceedings--SocietyPool." The Company is currently unable to predict the overall level of other general and administrative expenses for 2002 relative to 2001.

Liquidity and Capital Resources

                    At December 31, 2001 the Company had $597,000 of cash and cash equivalents, $14,000 of investment securities and $2.1 million of non-marketable securities, compared to $3.0 million of cash and cash equivalents, $116,000 of investment securities and $10.4 million of non-marketable securities at December 31, 2000. For the year ended December 31, 2001, the Company incurred a loss of $14.5 million, which resulted in a stockholders’ deficit of $4.6 million and increased accumulated deficit to $31.8 million. The Company expects to incur losses for at least the next year. The Company has also experienced continuing negative cash flows from operations. Cash flows used in operating activities for the years ended December 31, 2001 and 2000 were $871,000 and $4.4 million, respectively. As a result of these negative cash flows and the Company's recurring losses, the Company's independent certified accountants have stated in their report included in this Form 10-KSB, that these conditions raise substantial doubt about the Company's ability to continue as a going concern.  However, the Company’s consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. See Note 2 of the Notes to Consolidated Financial Statements.

                    The Company’s current business plan for 2002 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of recent reductions in employee headcount and occupancy costs. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s ability to terminate its present lease on satisfactory terms and relocate into less expensive office space, raise additional capital through equity or debt financings or successfully implement a business plan that restores the Company to profitability and positive cash flows. There is no assurance that the Company will be able to terminate its present lease on satisfactory terms or at all, that additional funding will be available to the Company on acceptable terms, if at all, or that the Company will succeed in implementing a business plan that will allow it continue as a going concern. Assuming that the

Company is able to terminate its present lease on satisfactory terms and relocate into less expensive office space, the Company currently anticipates having sufficient liquidity to meet its working capital and operating needs at least through December 31, 2002.

                    The Company is currently unable to predict its liquidity beyond December 31, 2002, which will be dependent on (i) the Company’s level of operations and its cash flows from servicing activities, (ii) the Investors’ willingness to permit the continuation of monthly cash flow payments to Point West Capital and Allegiance Capital under the Allegiance Financing, (iii) Allegiance’s ability to resolve the non-performing loans and (iv) the Noteholders’ willingness to extend the DPFC Agreement beyond June 30, 2002.

                    The Company continues to assess the viability of its businesses. See "Item 1--Description of Business--Historical Development." Were the Company to be liquidated it is uncertain whether any funds would be available to stockholders. The amount, if any, of funds available for stockholders would be dependent primarily on the value of the residual ownership in Allegiance upon any such liquidation.

        Point West Capital

                    At present, Point West Capital has no external funding source from which to fund its working capital and general corporate needs. During 2001, the Company supported the operations of Point West Capital primarily from existing cash balances. At December 31, 2001, Point West Capital’s cash and cash equivalents was $407,000, and at March 25, 2002, Point West Capital’s cash and cash equivalents was $217,000. Since that date, Point West Capital has received $225,000 in connection with the settlement of the SocietyPool proceedings. Point West Capital expects to use a substantial portion of these proceeds to pay related legal expenses. In addition, on March 28, 2002, Allegiance received $441,000 from the sale of a funeral home held by Allegiance. Point West Capital expects those funds to be available to it.

        Allegiance

                    The Allegiance Financing expired in December 2000 and, as a result, Allegiance has no current ability to continue to make new loans or to grow its business. See "Item 1--Description of Business--Historical Development" and "Results of Operations by Segment--Allegiance--Recent Developments" above. As of December 31, 2001, Allegiance had cash and cash equivalents of $672,000, of which $513,000 is restricted under the Allegiance Financing. The Company is pursuing potential future operations and growth of Allegiance. However, the current status of Allegiance’s loans, its current defaults under the Allegiance Financing and its lack of funding raise serious doubts as to its continued viability.

DPFC

                    DPFC operations are in run-off. Point West Capital, as servicer under the Securitized Notes, performs monitoring and collection activities for DPFC and incurs administrative costs associated with these activities. See "Results of Operations by Segment--Viatical Settlements--Recent Developments." Point West Capital is reimbursed for these costs subject to priority provisions contained in the Indenture. Principal, interest payments and other costs related to the Securitized Notes are payable solely from collections on policies pledged to secure the payment thereof and, with respect to costs, amounts provided by the Noteholders.

        Ventures

                    Ventures’ expenses during 2001 were supported primarily through existing cash balances and

$340,000 of proceeds from the sale of one investment. As of December 31, 2001, Ventures had identifiable assets of $2.2 million, including investment securities with an estimated fair value of $14,000, non-marketable securities with an estimated fair value of $2.1 million, $75,000 of accounts receivable and $13,000 of cash. In February 2002, the SBA was appointed permanent receiver of Point West Ventures. The SBA has taken possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. See "Results of Operation by Segment--Ventures--Recent Developments" above for further information, including a discussion of the accounting implications of such a receivership.

                    Point West Ventures does not currently have sufficient cash to repay the SBA debentures. As of December 31, 2001, Point West Ventures’ identifiable assets were significantly less than the amounts owed under the SBA debentures, and it is virtually certain that proceeds from any asset disposition would be insufficient to repay all amounts owed to the SBA by Point West Ventures under the debentures. Any asset disposition proceeds will be used to satisfy amounts owed to the SBA under the debentures and to pay the costs of the receivership.

Description of Revolving and Term Certificates

                    Pursuant to the Allegiance Financing, a consortium of insurance companies (the "Investors") provided funding to Allegiance from November 1998 to October 2000.

                    Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued. At December 31, 2001, revolving certificates held by third parties were outstanding in the aggregate principal amount of $8.8 million. At December 31, 2001, such certificates bore interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR plus a weighted-average spread of 4.3%. The weighted-average annual interest rate of the revolving certificates held by third parties at December 31, 2001 was 8.0%. Allegiance funded and retained an unrated revolving certificate in the principal amount of $2.2 million. The unrated certificate represents the right to receive all excess cash flow from Allegiance Trust I related to the revolving certificates. The revolving certificates held by third parties have ratings from Fitch, Inc. ranging from A to B. At December 31, 2001, the term certificates held by third parties were outstanding in the aggregate principal amount of $23.2 million. The weighted-average annual fixed interest rate of the term certificates held by third parties was 8.1%. Allegiance funded and retained an unrated term certificate that represents the right to receive a 17.5% coupon subject to other priority payments, including payments on the senior certificates. At December 31, 2001, the outstanding principal balance of the unrated term certificate was $2.6 million. Allegiance retained an additional unrated term certificate that represents the right to receive 90% of the excess cash flow from Allegiance Trust I related to the term certificates. This term certificate does not have a principal balance. The term certificates held by third parties have ratings from Fitch, Inc. ranging from AA to B.

                    See "Item 1--Description of Business--Historical Development" for a description of defaults under the Allegiance Financing and the related consequences.

                    Under the Allegiance Financing, a liquidity account (the "Reserve Account") is required to be maintained, generally at 1% of the aggregate balance of loans underlying the revolving and term certificates, subject to a minimum of $250,000. The required amount can increase by a formula amount upon the incurrence of, and based on a fraction of the dollar amount of, any delinquent, defaulted or non-

performing loans. As a result of defaulted loans, as of March 12, 2002 the Reserve Account balance was required to be $705,000, but the balance was $513,000. Therefore, cash not needed to make payments to third party certificate holders, and which would otherwise be paid to Allegiance and Point West Capital as described above, is generally being deposited in the Reserve Account. Pursuant to amendments executed by the Company and the Investors, certain expenses being incurred in connection with the non-performing loans are being permitted to be paid from funds held in the Reserve Account.

                    Point West Capital acts as servicer and Allegiance Capital acts as special servicer pursuant to a Servicing Agreement (the "Allegiance Servicing Agreement"). As servicer, Point West Capital is required to provide monthly reports to the trustee regarding loan collections, to maintain the loan payment records and to provide related monitoring services. Point West Capital receives a fee of 0.20% per annum on the outstanding balance of the loan pool underlying the revolving and term certificates, and bears all expenses related to its duties, as well as the trustee fee. As special servicer, Allegiance Capital provides quarterly reports to the trustee regarding loan collateral performance and is responsible for managing any delinquencies, defaults or liquidations. An unaffiliated third party provides additional services with respect to loan collateral monitoring as servicing advisor. Allegiance Capital receives a fee of 0.20% per annum on the outstanding balance of the loan pool underlying the revolving and term certificates, and bears all expenses related to its duties, as well as the servicing advisor’s fees. As a result of the non-performing loans, such payments to Point West Capital and Allegiance ceased in November 2000. As a result of, among other things, certain amendment and waiver agreements, a portion of such payments to Point West Capital and Allegiance resumed in May 2001. See "Results of Operations by Segment--Allegiance--Recent Developments." Point West Capital, Allegiance Capital and the servicing advisor are entitled to receive reimbursement from loan collections for certain expenses which may be incurred with respect to loan defaults, work-outs or dispositions. All amounts owed to Point West Capital and Allegiance Capital are subject to availability of cash after payment of certain other priority amounts pursuant to the Allegiance Trust Agreement. An event of default under the Allegiance Servicing Agreement will occur upon, among other things, (i) failure by the servicer, special servicer or servicing advisor to remit any loan collections received by them, (ii) failure by the servicer, special servicer or servicing advisor to deliver the reports required to be delivered by them or (iii) the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to the servicer, special servicer or servicing advisor. If an event of default occurs and is not remedied, the offending party, servicer, special servicer, or servicing advisor, may be replaced at the request of the Investors and replaced by a nominee of Allegiance Funding, subject to the approval of the Investors.

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

                    Point West Capital acts as servicer under the Indenture pursuant to a Contribution, Sale and Servicing Agreement (the "DPFC Servicing Agreement") and receives a monthly fee of $18,000 from March 2000 through June 2002. See "Results of Operations by Segment--Viatical Settlements--Recent

Developments." Point West Capital is required under the DPFC Servicing Agreement to monitor each policy and to cause the collection and remittance to the trustee of the face value of matured policies. Point West Capital pays all expenses related to such monitoring and collection services, including paying premiums, and is reimbursed for certain expenses. To the extent that cash available under the Indenture through collection activities is insufficient to reimburse Point West Capital, the Noteholders pursuant to the DPFC Agreement are required to deposit monies sufficient to make such payments. For further discussion see "Results of Operations by Segment -- Viatical Settlements -- Certain Accounting Implications for DPFC." The DPFC Servicing Agreement contains certain covenants restricting Point West Capital’s activities, including (i) restrictions on mergers, (ii) provisions related to respecting the separate legal status of DPFC, (iii) a requirement that no person will own a greater percentage of the aggregate voting power of equity securities of Point West Capital entitled to vote in the election of directors than the percentage collectively beneficially owned by Point West Capital’s executive officers and no person other than Point West Capital’s executive officers will own more than 20% of such aggregate voting power, (iv) a requirement that Point West Capital’s executive officers constitute a majority of the Board and (v) a requirement that Point West Capital employ at least two of Point West Capital’s executive officers (or such other personnel reasonably acceptable to the Noteholders) in their respective capacities as of the DPFC Agreement date. An event of default will occur under the DPFC Servicing Agreement if, among other things, (i) an event of default occurs under the Indenture, or (ii) certain events of bankruptcy, insolvency or reorganization occur with respect to Point West Capital. If an event of default occurs under the DPFC Servicing Agreement, Point West Capital can be replaced as servicer under the Indenture. The back-up servicer is the trustee under the Indenture. See "Viatical Settlements--Recent Developments" for a discussion of a potential default under the DPFC Agreement.

Income Taxes

                    The Company has significant NOLs for tax purposes. The Company believes that a substantial portion of its NOLs will not be utilized due to its inability to generate taxable earnings. As a result, during 2000 the Company re-established valuation allowances which reduced the deferred tax asset to zero, and the Company continued to use a valuation allowance through 2001.

Forward Looking Statements

                    This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management’s Discussion and Analysis of Financial Condition or Plan of Operation" relating to (1) the amount of any loss experienced in connection with loans made by Allegiance that are in default, (2) the continuation of payments to Point West Capital and Allegiance Capital for servicing activities provided to Allegiance and to Allegiance Capital under revolving and term certificates issued to Allegiance Capital under the Allegiance Financing, (3) sufficiency of the Company’s liquidity and capital resources (see "Liquidity and Capital Resources"), (4) the amount of gain to be recognized on the purchase of DPFC stock or its liquidation, (5) the consequences of Point West Ventures’ default under its SBA borrowings and the receivership and (6) anticipated levels of income and expenses for 2002. Such statements are based on management’s belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) Allegiance’s ability to foreclose on the collateral and realize an amount on foreclosure at least equal to the carrying value of the Allegiance loans which are currently in default, (2) the continuing ability of borrowers to perform under loans previously made by Allegiance and factors such as general economic conditions that would affect such ability, (3) Allegiance’s ability to resolve the currently non-performing loans to the satisfaction of the Investors, (4) Allegiance’s ability to obtain additional time to resolve the non-performing loans and retire the revolving debt, (5) actions taken by the Investors with respect to the current or any future default under the Allegiance Financing, (6) actions taken by the Noteholders with respect to any future default under the DPFC Agreement, (7) the results of the Company’s consideration of strategic options and any costs associated with a chosen option, (8) higher than anticipated costs related to recently settled arbitration and litigation proceedings, or the commencement of any additional arbitration or litigation proceedings by or against the Company, (9) availability and cost of capital, (10) actions taken by the Noteholders with respect to the purchase or liquidation of DPFC, including discussions regarding possibly extending Point West Capital’s servicing beyond June 2002, (11) actions taken by the SBA with respect to Point West Ventures, including any manner of liquidation, (12) prevailing market conditions affecting the fair market value and orderly liquidation value of Point West Ventures’ assets and the ability to realize proceeds from any sale of such assets, (13) litigation expenses arising from recently settled or future legal proceedings related to the Company’s businesses, including non-performing loans or investments and (14) higher than anticipated compensation and benefits expenses for Point West Capital.

ITEM 7-- FINANCIAL STATEMENTS

See pages 20 through 42.

ITEM 8-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and
Stockholders of Point West Capital Corporation:

We have audited the accompanying consolidated balance sheet of Point West Capital Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point West Capital Corporation and Subsidiaries as of December 31, 2001 and the results of their consolidated operations and their consolidated cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ernst & Young LLP

San Francisco, California
March, 22, 2002

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOIDATED BALANCE SHEET

December 31,
ASSETS	2001

Cash and cash equivalents	$578,231
Restricted cash	556,683
Investment securities:
Available- for- sale	13,955
Matured policies receivable	71,500
Loans receivable, net of unearned income of $495,093
and an allowance for loan losses of $258,524	31,652,687
Purchased life insurance policies	28,945,235
Non-marketable securities	2,131,101
Furniture and equipment, net of accumulated
depreciation of $62,694	49,068
Assets held for sale	3,804,237
Other assets	719,415

Total assets	$68,522,112

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accrued interst expense	$304,616
Accounts payable	456,324
Accrued compensation payable	204,869
Revolving certificates	8,823,996
Term certificates	23,158,402
Securitized notes payable	33,661,576
Debenture payable	6,500,000

Total liabilities	73,109,783

Stockholders' deficit:
Common stock, $0.01 par value; 15,000,000 authorized shares,
4,391,124 shares issued and 3,352,624 shares outstanding	43,911
Additional paid-in-capital	30,091,689
Accumulated deficit	(31,849,239)
Treasury stock, 1,038,500 shares	(2,874,032)

Total stockholders' deficit	(4,587,671)

Total liabilities and stockholders' deficit	$68,522,112

See accompanying notes to consolidated financial statements.
21

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31
	2001	2000

Revenues:
Interest income	$3,535,414,	$4,888,832
Net loss on securities	(8,161,673)	(10,714,267)
Other	305,908	236,544

Total revenues	(4,320,351)	(5,588,891)

Expenses:
Interest expense	3,226,106	3,485,649
Compensation and benefits	1,260,960	2,541,750
Loss on disposal of subsidiary	1,829,450	--
Other general and administrative expenses	3,153,938	4,382,950
Amortization	720,063	179,492
Depreciation	30,226	19,492

Total expenses	10,220,743	10,609,483

Loss before income taxes
and extraordinary gain	(14,541,094)	(16,198,374)

Income tax benefit (expense)	73,138	(609,927)

Loss before extraordinary gain	(14,467,956)	(16,808,301)

Extraordinary gain, net of income taxes of $822,154	--	1,242,003

Net loss	$(14,467,956)	$(15,566,298)

Earnings per share - Basic and diluted:
Loss before extraordinary gain	$(4.32)	$(5.01)
Extraordinary gain	--	0.37

Net loss	$(4.32)	$(4.64)

Weighted-average number of shares of common stock
outstanding	3,352,624	3,352,534
Weighted-average number of shares of common stock
and common stock equivalents outstanding	3,352,624	3,352,534

See accompanying notes to consolidated financial statements.
22

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2001 and 2000

	Common Stock			Accumualted
			Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in-Capital	Income (Loss)	Deficit	Treasury Stock	Total

Balances at January 1, 2000	4,390,124	43,901	30,088,949	2,098,960	(1,814,985)	(2,874,032)	27,542,793
Comprehensive income:
Net loss	--	--	--	--	(15,566,298)	--	(15,566,298)
Other comprehensive loss, net of
income tax:
Reclassification adjustment for
realized investment gains
included in net loss	--	--	--	(1,168,810)	--	--	(1,168,810)
Unrealized investment losses	--	--	--	(2,513,916)	--		(2,513,916)
Tax effect	--	--	--	1,474,244)	--		1,474,244)

Net unrealized investment losses				(2,208,482)			(2,208,482)

Comprehensive loss
	--	--	--	--	--	--	(17,774,780)
Issuances of common stock
(options exercised, including tax effect)	1,000	10	2,740	--	--	--	2,750

Balances at December 31, 2000	4,391,124	43,911	30,091,689	(109,522)	(17,381,283)	(2,874,032)	9,770,763
Comprehensive income:
Net loss	--	--	--	--	(14,467,956)	--	(14,467,956)
Other comprehensive gain, net of
income tax:
Reclassification adjustment for
realized investment losses
included in net loss	--	--	--	191,605	--	--	191,605
Tax effect	--	--	--	(82,083)	--	--	(82,083)

Net unrealized investment gains	--	--	--	109,522	--	--	109,522

Comprehensive loss
	--	--	--	--	--	--	(14,358,434)

Balances at December 31, 2001	4,391,124	43,911	30,091,689	--	(31,849,239)	(2,874,032)	(4,587,671)

See accompanying notes to consolidated financial statements.
23

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2001	2000

Cash flows from operating activities:
Net loss	$(14,467,956)	$(15,566,298)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	750,289	199,134
Provision for loan losses	1,204,223	1,239,964
Net loss on securities	8,161,673	10,714,267
  Loss on disposal of subsidiary
	1,829,450	--
Interest income received as warrants	--	(1,101,532)
Deferred tax (benefit ) expense	(82,083)	371,069
Extraordinary gain	--	(1,242,003)
Changes in operating assets and liabilities:
Collections on matured life insurance policies	1,631,516	1,191,412
Other assets	214,314	186,118
Taxes receivable	196,094	(337,194)
Unearned income	(218,427)	--
Accrued interest expense	41,079	(82,946)
Accounts payable	81,209	136,789
Accrued compensation payable	(212,022)	(126,509)

Net cash used in operating activities	(870,641)	(4,417,729)

Cash flows from investing activities:
Purchase of furniture and equipment	(8,513)	(55,357)
Decrease in restricted cash	(156,000)	631,742
Proceeds from maturity of held-to-maturity securities	--	2,504,610
Purchase of investment and non-marketable securities	--	(14,288,678)
Proceeds from sale of investment and non-marketable securities	444,131	2,886,852
Additions to loans receivable	--	(7,013,553)
Principal payments on loans receivable	844,495	3,500,923

Net cash provided by (used in) investing activities	1,124,113	(11,833,461)

Cash flows from financing activities:
Principal payments on securitized notes payable	(1,614,793)	(1,188,388)
Proceeds from SBA debenture	--	3,500,000
Proceeds from revolving certificates	--	5,098,000
Principal payments on revolving certificates	(309,291)	(164,713)
Principal payments on term certificates	(738,843)	(601,570)
Increase in deferred financing costs	--	(243,328)
Proceeds from options excercised	--	2,750

Net cash (used in) provided by financing activities	(2,662,927)	6,402,751

Net decrease in cash and cash equivalents	(2,409,455)	(9,848,439)

Cash and cash equivalents, beginning of period	2,987,686	12,836,125

Cash and cash equivalents, end of period	$578,231	$2,987,686

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
Unrealized gain (loss) on securities available for sale, net of tax	$109,522	$(2,208,482)
Receipt of warrants	$--	$1,101,532
Reduction in securitized notes payable in
connection with extraordinary gain	$--	$2,064,157
Accrued litigation settlement offset against other assets	$--	$2,205,000
Increase in other assets offset by reduction in loans receivable	--	850,000
Supplemental disclosure of cash flow information:
Taxes paid	$55,820	$610,790
Tax refund	191,894	--
Cash paid for interest	$3,175,953	$3,378,086

See accompanying notes to consolidated financial statements.
24

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

Years Ended December 31, 2001 and 2000

1. Summary of Significant Accounting Policies

a. General Description

                    Point West Capital Corporation ("Point West Capital"), including its consolidated entities (collectively the "Company"), is a specialty financial services company with historic operations in four business segments: (i) loans to funeral homes and cemeteries through Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Allegiance Management Corp. ("Allegiance Management"), (ii) viatical settlements through Dignity Partners Funding Corp. I ("DPFC"), (iii) small business loans and investments through Point West Venture Management, LLC ("Point West Management") and Point West Ventures, LP ("Point West Ventures") and (iv) other activities through Point West Capital, SocietyPool.com, LLC, ("SocietyPool") and Point West Securities, LLC ("PWS"). References herein to Ventures include Point West Management and Point West Ventures. References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management.

                    The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. A viatical settlement is the payment of cash in return for an ownership interest in, and right to receive the death benefit (face value) of, a life insurance policy. The Company has sold substantially all of its life insurance policies other than the policies held by DPFC and no longer purchases life insurance policies. The Company, through its wholly owned special purpose subsidiary, DPFC, continues to hold policies, which are pledged as security for the Securitized Notes (as defined in Note 8). Point West Capital continues to service the life insurance policies held by DPFC.

                    During 1997, the Company expanded its financial services business through the operations of Ventures and Allegiance. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. ("NASD"). During 2000, the Company formed SocietyPool. See Note 13. The activities of Ventures and Allegiance changed substantially in 2000. See Note 2.

                    SocietyPool has never engaged in operations and Point West Capital will have no further ownership in or involvement with SocietyPool. The Company’s consolidated financial statements as of December 31, 2001 do not include the assets, liabilities or operations of SocietyPool. See Note 13. The operations of PWS have not been material to the Company. The Company has entered into an agreement to sell PWS. The agreement would provide Point West Capital with net proceeds of approximately $20,000. The Company expects the sale to close in the second quarter of 2002.

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

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

                    The Company consolidates the assets, liabilities and operations of Point West Management, a wholly owned limited liability company, and Point West Ventures, a related limited partnership, both formed in June 1997. Point West Ventures received its small business investment company ("SBIC") license from the Small Business Administration ("SBA") effective September 1997. Point West Management is the sole general partner of Point West Ventures and owns 99.981% of the partnership interests. Point West Capital is one of the two limited partners of Point West Ventures and owns 0.017% of the partnership interests. One unaffiliated limited partner owns the remaining 0.002% of the partnership interests. Point West Ventures has provided loans, debt and equity capital to small companies as defined by the SBA.

                    The Company consolidates the assets, liabilities and operations of Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management. In September 1997, the Company formed Allegiance Capital, a limited liability company, to provide senior secured loans to owners of funeral homes and cemeteries. Point West Capital has a 65% ownership interest in, and 95% voting control of, Allegiance Capital and serves as the managing member. The former president and the former vice president of marketing retain the balance of membership interests owned. Point West Capital made the only capital contributions to Allegiance Capital in the aggregate amount of $8.0 million. During 1998, Point West Capital was allocated 99.5% of the interest on loans through November 20, 1998, which was the initial funding date for the Allegiance Financing (as defined herein). Subsequent to November 20, 1998, Point West Capital was allocated a preferred return (based on the weighted-average interest rate of all loans outstanding) to the extent that Point West Capital’s capital investment in Allegiance exceeds $3.0 million. In addition, net profits of Allegiance Capital for each calendar year are allocated to Point West Capital in an amount equal to a return of 10% per annum, compounded monthly, on the amount of its capital contribution, but not in excess of such net profits. Any shortfall is to be carried forward indefinitely to the next calendar year or years in which net profits are sufficient to make such allocation. An additional 5% return for each calendar year will be allocated first to Point West Capital to the extent that in each year sufficient profits are available with no carry forward provided. To date, net profits have not been sufficient to make such allocations. As a result, a shortfall of approximately $6.6 million is being carried over indefinitely. Allegiance Capital owns 100% of Allegiance Funding, which is a special purpose subsidiary formed to acquire and securitize loans originated by Allegiance Capital, and Allegiance Management, which is a special purpose subsidiary formed to manage Allegiance Funding. Pursuant to a Trust Agreement dated August 1, 1998 (the "Allegiance Trust Agreement"), Allegiance Funding formed a trust, Allegiance Trust I, to consummate a structured financing which provided $33 million of debt to support Allegiance’s lending activities (the "Allegiance Financing"). See Note 7.

                    The Company consolidates the assets, liabilities and operations of its wholly owned special purpose subsidiary, DPFC.

                    The Company consolidates the assets, liabilities and operations of PWS, a wholly owned limited liability company, formed in July 1998. The Company has entered into an agreement to sell PWS. The Company will not consolidate the assets, liabilities and operations of PWS after the sale is completed.

c. Loans Receivable and Allowance for Loan Losses

                    Loans receivable at December 31, 2001 includes loans made to unaffiliated third parties through Allegiance. Such loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Unearned income represents fees paid by borrowers to Allegiance Capital net of direct expenses. The allowance for loan losses is estimated by management based on a review of the loans and factors that in management’s judgment indicate impairment inherent in the portfolio on the balance sheet date. At December 31, 2001 the allowance for loan losses was $259,000. Although management uses all available information to recognize losses on loans at the time the allowance is

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

established, future additions to the allowance may be necessary. Loans are generally placed on non-accrual status when payment in full is in doubt or the loan is 90 days or more past due as to principal or interest. Loans are returned to accrual status once the above noted factors are no longer present and the loan is current. See Note 4.

d. Purchased Life Insurance Policies

                    From January 1, 2000 through February 29, 2000, the Company recognized income (earned discounts) with respect to its viatical settlement business (i.e. purchased life insurance policies) upon receipt of proceeds on policies (either pursuant to sale of the policy or the death of the insured). Income recognized was equal to the difference between such proceeds and the carrying value of such policies after giving effect to any reserve for loss on the sale of such policies. The carrying value for each policy consists of the purchase price, other capitalized costs and amounts accreted under the level yield method. Matured policies receivable represents policies for which the Company has received notification that the insured has died and for which the Company is awaiting collection of the face value. See Note 8.

                    Purchased life insurance policies consist only of those policies held by DPFC. The policies held by DPFC are pledged as security for the Securitized Notes. As a result of the imminent default of DPFC under the terms of the Securitized Notes, Point West Capital and the holders of the Securitized Notes (the "Noteholders") entered into an agreement in March 2000 (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders are required to provide funds through June 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital continues to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC. See Note 8.

e. Furniture and Equipment

                    Furniture and equipment are stated at cost net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally five years.

f. Income Taxes

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

                    Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and a valuation allowance is established, if necessary, to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized in future years. See Note 10.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

g. Cash and Cash Equivalents

                    The Company considers all highly liquid investments purchased within three months of their maturity date to be cash and cash equivalents.

h. Restricted Cash

                    Restricted cash as of December 31, 2001 is comprised of funds held by Allegiance Capital Trust and DPFC.

i. Earnings Per Share

                    Earnings per share has been computed according to Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires disclosure of basic and diluted earnings per share. Under SFAS 128, basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period and excludes any dilutive effects of options and warrants. Diluted loss per common share reflects the potential dilutive effect, determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and warrants. See Note 11.

j. Use of Estimates

                    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

k. Stock-Based Compensation

                    The Company accounts for grants of stock options to employees and directors according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations ("APB No. 25"). Pro forma net loss information, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), is included in Note 15. Options granted to consultants are accounted for in accordance with Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Service and are valued using the Black-Scholes method prescribed by SFAS 123.

l. Recent Accounting Developments

                    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), which supersedes Accounting Principals Board Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also changes the criteria for recognizing intangible assets apart from goodwill. The FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes Accounting Principals Board Opinion No. 17, Intangible Assets. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS 142 does not impose a limit. With respect to goodwill and intangible assets acquired prior

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

to July 1, 2001, companies are required to adopt SFAS 141 in their fiscal year beginning after January 1, 2002. Management does not believe that implementation of SFAS 141 or SFAS 142 will have a material impact on the Company’s consolidated financial statements.

                    In August 2001, the FASB issued Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is required to be applied starting with fiscal years beginning after December 15, 2001, with certain early adoption permitted. Management does not believe that implementation of SFAS 144 will have a material impact on the Company’s consolidated financial statements.

2. Going Concern

                    The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidity of liabilities and commitments in the normal course of business. For the year ended December 31, 2001, the Company incurred a loss of $14.5 million, which resulted in a stockholders’ deficit of $4.6 million and increased accumulated deficit to $31.8 million. The Company has also experienced continuing negative cash flows from operations. Cash flows used in operating activities for the years ended December 31, 2001 and 2000 were $871,000 and $4.4 million, respectively.

                    As a result of Point West Ventures’ failure to comply with applicable SBA capital ratio requirements, in August 2001, the SBA accelerated Point West Ventures’ indebtedness to the SBA, effectively terminating Point West Ventures’ ability to make further investments or Point West Venture’s ability to engage in further business activities. In February 2002, the SBA was appointed receiver of Point West Ventures and took possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. In addition, upon conclusion of the receivership, Point West Ventures’ SBIC license will be terminated. See Note 9. The Company expects the SBA to liquidate in an orderly manner the assets of Point West Ventures. Point West Ventures’ assets are carried at estimated fair value as of December 31, 2001. The Company does not anticipate any future changes to the carrying values as of December 31, 2001 unless the SBA liquidates some assets or the Company learns that the assets should be written down further. If assets are liquidated or the Company receives information from the SBA indicating further write-downs are necessary, the Company will record any subsequent decrease in liquidation value in the consolidated balance sheet and statement of operations in the appropriate period. Future revenues and expenses associated with Point West Ventures (including gains and losses in respect of liquidated assets, accrued interest and fees) will continue to be recognized in the consolidated statement of operations until the receivership is terminated and Point West Ventures is dissolved.

                    The debentures will continue to be reflected in the Company’s consolidated balance sheet until Point West Ventures is legally released from its obligations under the debentures. The Company cannot predict whether or at what time Point West Ventures will be legally released from its obligations under the debentures. Dispositions of Point West Ventures’ portfolio securities by a receiver may occur at times or on terms that would not maximize the value of those assets. It is likely that proceeds from any asset dispositions will be insufficient to repay all amounts owed to the SBA by Point West Ventures under the

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

debentures. If and when the debt is finally discharged, the Company would then recognize a gain on debt forgiveness in an amount equal to any unpaid debt that is discharged, net of any tax effect.

                    Additionally, during October 2000, Allegiance’s ability to access further debt under the Allegiance Financing was suspended as a result of two non-performing loans. On December 15, 2000, the Allegiance Financing expired. Allegiance has no source of funding available to make additional loans. Consequently, Allegiance suspended its loan origination activities, and began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.8 million as of December 31, 2001) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum. In November 2001, Allegiance and the Investors (as defined in Note 7) executed an amendment and waiver agreement providing Allegiance until February 15, 2002 to resolve the non-performing loans and retire the revolving debt. Allegiance was unable to do so. As a result, the Investors could declare an event of default under the Allegiance Financing. If the Investors were to declare an event of default, all amounts owed under the Allegiance Financing could be accelerated.

                    In addition, since July 2000, the Company and its executive officers have been involved in litigation and arbitration proceedings with the two other Voting Interest Members of SocietyPool. In March 2002, SocietyPool, Point West Capital, each of its executive officers and the other two Voting Interest Members entered into a settlement agreement. Under the terms of the settlement agreement, Point West Capital resigned as Manager of SocietyPool and relinquished its Membership interest and received $225,000. All parties released each other from all present and future claims regarding SocietyPool. Each party denied any wrongdoing or liability. Point West Capital will have no future involvement with SocietyPool. As a result, the Company reported a $1.8 million loss on its remaining ownership interest in SocietyPool.

                    The consolidated financial statements have been prepared on a going concern basis. The Company has experienced operating losses since 2000 and had a net capital deficit at December 31, 2001. The Company expects to incur losses for at least the next year and has insufficient cash to continue its operations through December 31, 2002 at its projected level of operations. The Company’s current business plan for 2002 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of recent reductions in employee headcount and occupancy costs. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s ability to terminate its present lease on satisfactory terms and relocate to less expensive office space, raise additional capital through equity or debt financings or successfully implement a business plan that restores the Company to profitability and positive cash flows. There is no assurance that additional funding will be available to the Company on acceptable terms, if at all or that the Company will succeed in implementing a business plan that will allow it to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3. Investment Securities

                    The Company accounts for marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the Company’s marketable securities are held by Point West Ventures. Securities classified as available-for-sale are reported in the consolidated balance sheets at fair value with any cumulative unrealized gains and losses, net of any tax effect, included in comprehensive income and reported as a separate component of stockholders’ equity. Management estimates fair value, considering factors such as sales restrictions, the bid and offer prices of securities and volume. Any realized gains and losses, interest and dividends and unrealized losses on securities judged to be other-than-temporary are

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

reported in the consolidated statements of operations in the period in which the security is considered impaired. During 2001, Ventures determined that an aggregate $136,000 of marketable equity securities of 3 companies was impaired and therefore wrote-down the $136,000 carrying value of such securities, which was reflected in the consolidated statements of operations for the year ended December 31, 2001. During 2000, Ventures determined that an aggregate of $2.5 million of marketable equity securities of 5 companies was impaired and therefore wrote-down $2.5 million carrying values of such securities, which was reflected in the consolidated statements of operations for the year ended December 31, 2000. These write-downs were a result of deterioration of growth prospects for some companies and the uncertainty that such companies would be able to raise additional capital in light of the market downturn related to Internet and other technology stocks. The carrying value and estimated fair value of investment securities reflected in the consolidated balance sheet as of December 31, 2001 was $14,000.

4.                 Loans Receivable

                    Loans receivable at December 31, 2001 consisted of 24 loans outstanding with an aggregate principal amount of $32.4 million, which bore a weighted-average fixed interest rate per annum of 9.5%. Principal and interest payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, approximately fifteen years from the initial loan date. At December 31, 2001, two loans in the aggregate amount of $1.4 million were on non-accrual status (see Note 1c). At December 31, 2001, the allowance for losses on loans was $259,000.

                    The following table represents the activity in the allowance for loan losses for the years ended December 31, 2001 and 2000.

	2001	2000
Beginning balance	$ 190,000	$ 155,000
Provision for loan losses	1,204,223	1,239,964
Charge-offs	(1,135,699)	(1,204,964)

Ending Balance	$ 258,524	$ 190,000

5. Non-Marketable Securities

                    As of December 31, 2001, non-marketable securities include investments in non-marketable debt and equity securities held by Ventures. The Company accounts for such non-marketable securities using the cost method.

                    The Company recognized a net loss on non-marketable securities of $8.0 million in 2001 primarily in connection with the write-down or write-off of impaired investments. During 2001, Ventures determined that an aggregate of $7.0 million of non-marketable equity securities of 11 companies was impaired and wrote-down or wrote-off $7.0 million carrying values of such securities. Also during 2001, Point West Capital determined that an investment in the non-marketable securities of one company was also impaired and wrote-off the carrying value of $939,000. This investment was made by Point West Capital and not by Ventures, and was the only such investment in Point West Capital’s portfolio. During 2000, Ventures determined that an aggregate of $9.8 million of non-marketable debt and equity securities of 11 companies was impaired and wrote-down or wrote-off $9.8 million carrying values of such securities. The write-downs or write-offs were a result of deterioration of growth prospects for some companies and the uncertainty that such companies would be able to raise additional capital in light of the market downturn related to Internet and other technology stocks.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

6. Assets Held for Sale

                    Assets held for sale are carried at the lower of cost or estimated fair value less cost to sell. Included in assets held for sale is $2.9 million representing the estimated fair value of funeral home assets acquired from two Allegiance borrowers in accordance with a purchase agreement in which Allegiance purchased, for a nominal amount, the assets of the funeral homes subject to the mortgages. Also included in assets held for sale is $642,000 representing the estimated fair value of an additional funeral home that Allegiance acquired via foreclosure and $450,000 representing the estimated fair value of an additional funeral home that Allegiance sold on March 28, 2002. Management has estimated fair value based on bids for and appraisals of the funeral home businesses that secured the loans and assessment of the financial condition and cash flows of the funeral homes’ operations. Allegiance intends to sell these funeral homes and is actively seeking buyers for them.

7. Revolving and Term Certificates

                    Through December 2000, Allegiance financed its loans receivable under a structured financing arrangement established in August 1998. Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued. At December 31, 2001, revolving certificates held by third parties were outstanding in the aggregate principal amount of $8.8 million. At December 31, 2001, such certificates bore interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR plus a weighted-average spread of 4.3%. The weighted-average annual interest rate of the revolving certificates held by third parties at December 31, 2001 was 8.0%. Allegiance funded and retained an unrated revolving certificate in the principal amount of $2.2 million. The unrated certificate represents the right to receive all excess cash flow from Allegiance Trust I related to the revolving certificates.

                    At December 31, 2001, the term certificates held by third parties were outstanding in the aggregate principal amount of $23.2 million. The weighted-average annual fixed interest rate of the term certificates held by third parties was 8.1%. Allegiance funded and retained an unrated term certificate that represents the right to receive a 17.5% coupon subject to other priority payments, including payments on the senior certificates. At December 31, 2001, the outstanding principal balance of the unrated term certificate was $2.6 million. Allegiance retained an additional unrated term certificate that represents the right to receive 90% of the excess cash flow from Allegiance Trust I related to the term certificates. This term certificate does not have a principal balance.

                    As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. Consequently, Allegiance began reducing costs through employee layoffs during December 2000. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.8 million as of December 31, 2001) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum, effective February 15, 2001.

                    In November 2001, Allegiance and the Investors executed an amendment and waiver agreement providing Allegiance until February 15, 2002 to resolve the non-performing loans and retire the revolving debt, however, Allegiance was not able to do so by February 15, 2002. Therefore, the Investors could declare an event of default under the Allegiance Financing at any time. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the nvestors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing. Allegiance is seeking waivers from the Investors, which would provide additional

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

time to resolve the non-performing loans, retire the revolving debt and resolve other defaults. There can be no assurance that the Investors will waive any defaults.

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

                    Also as a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by Allegiance) ceased in November 2000. As a result of, among other things, certain amendment and waiver agreements, monthly cash flow payments to Point West Capital and Allegiance resumed in May 2001. As a result of defaults under the Allegiance Financing, the Investors could stop these payments.

                    In connection with the Allegiance Financing and the extensions thereunder, Allegiance Capital paid an aggregate of $375,000 in commitment fees when funds were initially borrowed. Of such commitment fees, $125,000 has been amortized over the expected life of the initial revolving certificates. The remaining $250,000 was to be amortized over the expected life of the term certificates (15 years). However, because Allegiance was not able to resolve the defaults under the Allegiance Financing by February 15, 2002, the unamortized portion of these commitment fees was written off during 2001.

8.     Securitized Notes Payable

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

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

9.     Debenture Payable

                    Point West Ventures has issued two debentures payable to the SBA totaling $6.5 million in principal amount. Point West Ventures paid a fee of $227,500 (3.5% of the total borrowings) to the SBA to borrow such money. Because the SBA notified Point West Ventures that it was in default under the debentures, the unamortized portion of this fee was written-off during the second quarter of 2001. Proceeds from the debentures were used to make debt and equity investments in businesses.

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

                    In February 2002, the SBA was appointed permanent receiver of Point West Ventures. The SBA has taken possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. Upon conclusion of the receivership, Point West Ventures’ SBIC license will be terminated.

                    The Company expects the SBA to liquidate in an orderly manner the assets of Point West Ventures. Point West Ventures’ assets are carried at estimated fair value as of December 31, 2001. The Company does not anticipate any future changes to the carrying values at December 31, 2001 unless the SBA liquidates some assets or the Company learns that the assets should be written down further. If assets are liquidated or the Company receives information from the SBA indicating further write-downs are necessary, the Company will record any subsequent decrease in liquidation value in the consolidated balance sheet and statement of operations in the appropriate period. Future revenues and expenses associated with Point West Ventures (including gains and losses in respect of liquidated assets, accrued interest and fees) will continue to be recognized in the consolidated statement of operations until the receivership is terminated and Point West Ventures is dissolved.

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

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

10. Income Taxes

                    Point West Capital and its subsidiaries file a consolidated tax return. The components of the provision for income tax benefit (expense) included in the statements of operations for the years ended December 31, before extraordinary gain, are as follows:

	2001	2000
Federal:
Current benefit….........................	$--	$408,386
Deferred benefit (expense).……...	65,146	(985,583)
State:
Current (expense) benefit..……....	(8,946)	92,828
Deferred benefit (expense).……...	16,938	(125,558)

Income tax benefit (expense) (1)….	$73,138	$(609,927)

(1)     Excludes $822,154 of tax expense recognized in 2000 on extraordinary gain of $2,064,157. See Note 8.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, are presented below.

	2001	2000
Deferred tax assets:
Revenue and expenses recognized on the cash basis for tax purposes ………………….……….........	$--	$53,393
Depreciation, amortization and other.……….………….	196,352	287,577
Provision for assets held for sale.……………………….	--	536,737
Allowance for loss on non-marketable securities……..	4,341,310	4,696,533
Allowance for loan losses..................................................	481,689	75,685
Unrealized loss on securities available for sale	--	82,083
Net operating loss carryforwards ………………………..	8,866,778	3,666,156

	13,886,129	9,398,164
Valuation allowance ……………………………................	(12,045,618)	(6,702,387)

Deferred tax assets net of valuation allowance.………….	1,840,511	2,695,777

Deferred tax liabilities:
Extraordinary gain taxable in future period (1)……………	$1,840,511	$2,064,157
Accretion recognized on a cash basis for tax purposes …	--	631,620

	1,840,511	2,695,777

Net deferred tax liability	$--	$--

(1)    See Note 8.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

                    A reconciliation of the difference between the amount of income tax (expense) benefit recorded and the amount calculated using the federal rate of 34%, before extraordinary gain, is as follows:

	2001	2000
Tax benefit at statutory rate (34%) (1)................................................	$4,943,972	$5,507,447
State tax benefit, net of federal benefits	872,466	828,316
(1)................................................
Change in valuation allowance (2).……...	(5,343,231)	(6,620,305)
Other.…….……………………………	(400,069)	(325,385)

Income tax benefit (expense) .…..
	$73,138	$(609,927)

(1)	Excludes $822,154 of tax expense recognized in 2000 on extraordinary gain of $2,064,157. See Note 8.
(2)	$82,083 of the change in deferred tax asset valuation allowance for 2000 has been reflected in the statement of changes in stockholders’ equity in connection with the unrealized loss on securities available-for-sale.

                    As of December 31, 2001, the Company has estimated federal tax net operating loss carryforwards of $24 million that expire in the years 2012 through 2021 and estimated California tax net operating loss carryforwards of $12 million that expire in the years 2002 through 2006.

11. Earnings Per Share

                    The weighted-average number of common stock shares and additional common stock equivalent shares used in computing loss per share for the years ended December 31, 2001 and 2000 are set forth below. The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share:

	2001	2000
Numerator:
Loss before extraordinary gain ………	$(14,467,956)	$(16,808,301)
Extraordinary gain, net of income tax…..	--	1,242,003

Net loss..……………………	$(14,467,956)	$(15,566,298)

Denominator:
Weighted-average shares ….….……	3,352,624	3,352,534

Loss per share:
Basic and diluted
Loss before extraordinary gain …	$(4.32)	$(5.01)
Extraordinary gain ….. .………...	--	0.37

Net loss ………….…..………..	(4.32)	(4.64)

                    As a result of the net loss for all periods presented, outstanding options and warrants were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

12. Commitments

                    The Company has a lease obligation for its California office space, which expires on May 31, 2004. The monthly rent through May 31, 2002 is $21,499. The monthly rent from June 1, 2002 through May 31, 2004 is $22,011. The Echelon Group of Companies, LLC, which is owned by Point West Capital Corporation’s executive officers, had sub-leased approximately 20% of the Company’s office space through December 31, 2000. The Company is currently subleasing approximately 60% of its

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

current office space to an unrelated party. The sublease payments substantially cover the Company’s lease obligation. The sublease expires September 21, 2002. Future minimum rental income under the non-cancelable sublease is $188,000. The sublessee has an option to extend the sublease to May 31, 2004.

                    Rent expense amounted to $62,000 and $176,000, net of sublease income of $125,000 and $0, for the years ended December 31, 2001 and 2000, respectively. Future minimum rental payments at December 31, 2001, under non-cancelable operating leases with an initial term of one year or more, are as follows:

Year ending December 31,

2002..........	$261,575
2003..........	264,138
2004..........	110,057

Total..........	$635,770

13. Litigation

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

SocietyPool

                    Since July 2000, the Company and its executive officers have been involved in litigation and arbitration proceedings with the two other Voting Interest Members of SocietyPool. For further information regarding the history of these proceedings, see the Company’s Form 10-QSB for the quarter ended September 30, 2001. In March 2002, SocietyPool, Point West Capital, each of its executive officers and the other two Voting Interest Members entered into a settlement agreement. Under the terms of the settlement agreement, Point West Capital resigned as Manager of SocietyPool and relinquished its Membership interest, and received $225,000. All parties released each other from all present and future claims regarding SocietyPool. Each party denied any wrongdoing or liability. Point West Capital will have no future involvement with SocietyPool.

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

                    In June 2001, Point West Ventures filed an action for fraud against Home Director, Inc. and Spencer Trask Ventures, Inc. seeking rescission of an agreement pursuant to which Point West Ventures

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

purchased $500,000 of stock in Home Director, Inc. through Spencer Trask Ventures, Inc. In July 2001, the defendants filed a motion to dismiss the action. In January 2002, the motion to dismiss was denied.

                    The order placing Point West Ventures into receivership stays all current litigation of Point West Ventures, which includes these two cases. Because Point West Ventures is in receivership, the continued prosecution of these claims will be in the control of the receiver, the SBA. The SBA has indicated a desire to continue prosecuting these claims, however, until a final decision is made and the stay lifted, no further action will result.

14. Fair Value of Financial Instruments

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

                    The revolving and term certificates, securitized notes payable and debenture payable are all stated at cost which approximates fair value, as underlying rates described below approximate current market rates. The revolving certificates outstanding at December 31, 2001 bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR plus a weighted-average spread of 4.3% per annum. The term certificates bear a fixed weighted-average interest rate of 8.1% per annum. The securitized notes payable bear a fixed interest rate of 9.2%. The debentures bear a fixed weighted-average interest rate of 7.8% per annum.

15. Stock-Based Compensation

                    The Company has two stock option plans. Under the Amended and Restated 1995 Stock Option Plan ("1995 Plan"), Point West Capital may grant options to employees, consultants and directors of Point West Capital and its subsidiaries for up to 1,070,000 shares of common stock. Under the Stock Option Plan For Non-Employee Directors ("Director Plan"), options for up to 150,000 shares of common stock are granted automatically to non-employee directors of Point West Capital. The exercise price of each granted option generally equals the market price of the Common Stock on the date of grant. Each option generally expires ten years after the date of grant. Under the 1995 Plan, each granted option generally vests 20% per year over five years. Some incentive stock options granted to executive officers under the 1995 Plan have different terms than generally described above. These options have an exercise price equal to 110% of market value on the date of grant, vest 25% per year over 4 years and expire 5 years after the date of grant. Under the Director Plan, initially, each new non-employee director, when joining the board, is granted 10,000 options that vest 34%, 33% and 33% at the next three annual meetings following the grant date. At each annual meeting, each non-employee director is granted 5,000 options that vest at the next annual meeting. There are currently no non-employee directors.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

                    A summary of the Company’s stock option activity during 2001 and 2000 follows:

	2001		2002

		Weighted Average Exercise Price Per		Weighted Average Exercise Price Per
	Options	Option	Options	Option

Outstanding at Beginning of year	893,700	$3.97	578,700	$5.31
Granted	356,503	$0.18	527,000	$4.05
Exercised	--	$--	(1,000)	$2.75
Forfeited	(313,500)	$4.31	(196,000)	$7.55
Canceled	--	$--	(15,000)	$10.58

Outstanding at end of year	936,703	$2.41	893,700	$3.97

Options exercisable at year-end	280,000	$3.60	219,200	$5.48

The weighted-average fair value of options granted during 2001 and 2000 were $0.14 and $2.62, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding Options Exercisable

	Options Outstanding			Options Excercisable

Range of Exercisable Prices	Number Outstanding as 12/31/01	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable a 12/31/01	Weighted- Average Exercise Price

$0.10 - $1.38	331,303	5.79	$ 0.24	34,800	$ 1.38
$2.13 - $2.75	346,000	4.77	$ 2.24	106,100	$ 2.28
$3.44 - $3.56	54,900	5.93	$ 3.44	43,300	$ 3.44
$5.44 - $7.16	204,500	4.16	$ 5.96	95,800	$ 5.95

$0.10 - $7.16	936,703	5.07	$ 2.41	280,000	$3.60

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

                    Pro forma income per share information is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method. This method was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation method models require the input of highly selective assumptions, including the expected life of the options. Because the Company’s stock-based awards have characteristics significantly different from those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

                    Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS 123, the Company’s pro forma net loss and loss per share would have been as follows:

		2001	2000

Net loss	As reported	$ (14,467,956)	$ (15,566,298)
	Pro forma	$ (14,802,968)	$ (16,013,628)
	As reported	$ (4.32)	$ (4.64)
Basic and diluted loss per share	Pro forma	$ (4.42)	$ (4.78)

                    For purposes of the Company’s pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants:

	2001	2000

Expected volatility	111%	75%

1995 Plan:
Risk-free interest rate	5.3%	5.6%
Expected life	4 years	6 years

Director Plan:
Risk-free interest rate	--	5.6%
Expected life	--	2 years

16. Profit Sharing Plan

                    Point West Capital has a profit sharing plan (the "Plan") for its employees. Each employee who has been employed for at least one year becomes a participant in the Plan. The Plan provides for discretionary annual contributions by Point West Capital for the account of each participant. In any year in which the Plan is "top-heavy" within the meaning of the Internal Revenue Code (the "Code"), the Plan requires, consistent with the Code, that a minimum contribution be made for non-key employees. The contribution is allocated among participants based on their compensation under an allocation formula integrated with Social Security. Participants vest 20% in their Plan accounts after two years of service and an additional 20% after each of the next four years of service. Upon termination following permanent disability or on retirement at age 65, all amounts credited to a participant’s account are distributed, in a lump sum or in installments, as directed by the participant. Upon death, all amounts credited to a participant’s account become fully vested and are distributed to the participant’s surviving spouse or designated beneficiary. Each year, profit sharing contributions, if any, are determined by the Compensation Committee of the Board. The Plan contribution expenses which are included in compensation and benefits during 2001 and 2000 were $0 and $161,000, respectively.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

17. Segment Reporting

                    Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Point West Capital’s chief operating decision-making group is comprised of its Board of Directors.

                    The Company’s reportable operating segments include Ventures, Allegiance and Viatical Settlements. The activities of each operating segment are described in Note 1b. The Other segment includes Point West Capital and PWS. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Point West Capital Corporation and Subsidiaries

Notes to Consolidated Statements

                    The following tables represent the Company’s results from segments for 2001 and 2000.

	2001

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income...............	$3,394,690	$--	$24,677	$116,047	$3,535,414
Net loss on securities ………..	--	--	(7,222,643)	(939,030)	(8,161,673)
Other income .……..	102,797	219,083	(30,972)	15,000	305,908

Total revenues	3,497,487	219,083	(7,228,938)	(807,983)	(4,320,351)
Interest expense …...	2,722,086	--	504,020	--	3,226,106
Depreciation and amortization …….	529,980	--	190,083	30,226	750,289
Income tax (expense) benefit (2).…….	(2,346)	--	(800)	76,284	73,138
Contributed net (loss) income (2)....	$(1,514,200)	$219,083	$(8,021,780)	$(5,151,059)	$(14,467,956)

Identifiable assets …	$36,424,685	$29,091,070	$2,232,795	$773,562	$68,522,112

	2000

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income...............	$3,219,782	$6,818	$1,466,862	$195,370	$4,888,832
Net loss on securities ………..	--	--	(10,410,288)	(303,979)	(10,714,267)
Other income .……..	11,698	205,242	2,093	17,511	236,544

Total revenues.	3,231,480	212,060	(8,941,333)	(91,098)	(5,588,891)
Interest expense …...	2,508,160	588,850	388,639	--	3,485,649
Depreciation and amortization …….	127,975	--	51,667	19,492	199,134
Income tax (expense) (2).…….............	(4,658)	--	(800)	(604,469)	(609,927)
Contributed net (loss) income (2)....	$(2,004,295)	$731,774	$(9,409,495)	$(4,884,282)	$(15,566,298)

Identifiable assets …	$39,053,635	$30,705,503	$10,825,250	$5,048,819	$85,633,207

(1)	The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West.
(2)	Corporate overhead and income tax expense are not generally allocated between segments and are included in the Other segment.

PART III

ITEM 9-- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The name, age and current position(s) of each of the Company’s directors, executive officers and control persons are as follows:

Name	Age	Positions and Offices with the Company
John Ward Rotter (1)	44	Director and Chief Executive Officer
Bradley N. Rotter (1)	46	Director and Chairman of the Board of Directors
Alan B. Perper	43	Director and President
Joanna L. Zesiger	32	Chief Financial Officer

_______________

(1) John Ward Rotter and Bradley N. Rotter are brothers.

                    John Ward Rotter has served as a director and an executive officer since the Company’s formation in September 1992. He has served as Chief Executive Officer since January 2001 and as Chief Financial Officer from September 1995 through April 2001. He also served as Executive Vice President from 1994 to January 2001.

                    Bradley N. Rotter has served as a director and as Chairman of the Board of Directors since the Company’s formation.

                    Alan B. Perper has served as a director and as President since the Company’s formation.

                    Joanna L. Zesiger has served as the Company’s Chief Financial Officer since May 2001, and as the Company’s Controller from June 1994 through April 2001. She has also served as the Company’s Treasurer since 1999.

                    The Board of Directors, which presently consists of three members, is divided into three classes (designated Class 1, Class 2 and Class 3) as nearly equal in number as possible. Bradley N. Rotter, the director in Class 1, will serve until the annual stockholders’ meeting to be held in 2002. Alan B. Perper, the director in Class 2, will serve until the annual stockholders’ meeting to be held in 2003. John Ward Rotter, the director in Class 3, will serve until the annual stockholders’ meeting to be held in 2004. At each annual stockholders’ meeting, directors nominated to the class of directors whose term is expiring at that annual meeting are elected for a term of three years, and the remaining directors continue in office until their respective terms expire. Accordingly, approximately one-third of the Company’s directors is elected at each annual stockholders’ meeting and generally a director will stand for election only once every three years.

                    The Board of Directors elects executive officers annually. Officers serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                    Based upon a review of Forms 4 and 5 furnished to the Company its directors and executive officers and by persons known to beneficially own 10% or more of the Company’s outstanding common stock, all such persons timely filed reports required to be filed under Section 16 with respect to 2001.

ITEM 10-- EXECUTIVE COMPENSATION

Compensation of Directors

                    Effective April 26, 2001, the Company’s two non-employee directors resigned from their positions as board members. The Company does not currently have any non-employee directors.

                    The Company paid each non-employee director an annual retainer of $15,000 and a fee of $750 for each board or committee meeting attended. During 2001, each non-employee directors received a pro-rated retainer of $3,750. All directors are reimbursed for expenses incurred to attend meetings of the Board of Directors or its committees.

                    In addition, the Stock Option Plan for Non-Employee Directors (the "Director Plan") provides for the automatic grant of options to non-employee directors. Any person who becomes a non-employee director automatically receives, at the time of election or appointment as director, a non-qualified option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value on the date of becoming a director. These options vest 34%, 33% and 33% at the first, second and third annual stockholders’ meeting, respectively, following the date of grant if the non-employee director serves as such through that meeting. The Director Plan also provides that at each annual stockholders’ meeting, each non-employee director elected at or continuing his term after that meeting receives automatically a non-qualified option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value on the date of the stockholders’ meeting. These options vest 100% after the non-employee director has served as such until the next annual stockholders’ meeting. All options vest immediately (to the extent they would have vested at the next annual stockholders’ meeting) upon a Change of Control (as defined in the Director Plan). Each option expires after ten years or earlier upon certain events. The non-employee directors were not issued options during 2001 since they both resigned on the day of the annual stockholders’ meeting.

                    In addition, the 1995 Option Plan permits discretionary grants of stock options to non-employee directors. No options under the 1995 Option Plan were granted to the Company’s non-employee directors during 2001.

Summary Compensation Table

                    The table below provides information relating to compensation for the years ended December 31, 2001, 2000 and 1999, for each of the Company’s executive officers. In January 2001, the Compensation Committee reduced the salaries of the executive officers from $250,000 to $108,500. To compensate the executive officers for those salary reductions, the Compensation Committee in January 2001 awarded each executive officer a payment in respect to the salary reduction based on the same formula the Company was utilizing at the time for calculating severance payments of staff that were being laid off in connection with the Company’s downsizing. The formula utilized at that time was two weeks of severance for every year of service to the Company. The amounts shown below reflect all compensation earned with respect to the respective year by the executive officers. The one-time payments to the executive officers were accrued in 2001 and paid in 2002.

				Long-Term
				Compensation
	Annual Compensation			Awards
				Securities	All Other
Name and				Underlying	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Options/SARs (#)	($)(1)

Bradley N. Rotter	2001	128,692	--	66,842	--
Chairman of the Board (2)	2000	250,000	35,000	75,000	27,414
	1999	175,000	87,500	50,000	26,165

John Ward Rotter	2001	175,373	--	66,842	--
Chief Executive Officer	2000	250,000	35,000	75,000	27,414
	1999	175,000	87,500	50,000	26,165

Alan B. Perper	2001	158,137	--	66,842	--
President	2000	250,000	35,000	75,000	27,414
	1999	175,000	87,500	50,000	26,165

Joanna L. Zesiger	2001	90,000	--	21,205	--
Chief Financial Officer (3)

_______________

(1)	Represents contributions to the Company’s profit sharing plan related to compensation earned during the indicated year. See Note 16 of the Notes to Consolidated Financial Statements.
(2)	Effective November 1, 2001, Mr. Bradley Rotter ceased to be an employee of the Company. He continues to serve as a director and retains his title as Chairman of the Board.
(3)	Ms. Zesiger was appointed Chief Financial Officer in May 2001.

Options

                    The 1995 Option Plan authorizes the granting of options to purchase shares of common stock to employees (including officers), consultants and non-employee directors of the company and its subsidiaries. Subject to limitations set forth in the 1995 Option Plan, the Board of Directors is authorized to grant options with terms, including price, vesting, termination and other, that they deem appropriate.

                    The following tables provide information relating to stock options granted to the Company’s executive officers during 2001 under the 1995 Option Plan and options held by the Company’s executive officers at the end of 2001. None of the Company’s executive officers exercised a stock option during 2001. No SARs have been granted to the Company’s executive officers.

Option/SAR Grants in Last Fiscal Year
	Individual Grants (1)
Name	Number of Securities Underlying Options/ SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price (2)	Expiration Date

Bradley N. Rotter (1)	66,842	23.0%	$0.11	4/26/06

Alan B. Perper (1)	66,842	23.0%	$0.11	4/26/06

John Ward Rotter (1)	66,842	23.0%	$0.11	4/26/06

Joanna L. Zesiger (3)	21,205	7.3%	$0.10	4/26/11

______________

(1)

Options are incentive stock options. Options vest with respect to 25% of the shares covered thereby on each of the first through fourth anniversaries of the date of grant. Options will vest in full upon a Change of Control (as defined in the agreements evidencing the options).

(2)	Except for options granted to Ms. Zesiger, represents 110% of the fair market value on the date of grant. Options granted to Ms. Zesiger represent 100% of the fair market value on the date of grant.
(3)	Options vest with respect to 20% of the shares covered thereby on each of the first through fifth anniversaries of the date of grant.

Aggregated Option/SAR Excercies in Last Fiscal Year
and Fiscal-year End Option/SAR Values
Name	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at fiscal Year-End ($) Exercisable/Unexercisable (1)

Bradley N. Rotter (1)	59,250 / 152,592	$0 / $0

Alan B. Perper (1)	59,250 / 152,592	$0 / $0

John Ward Rotter (1)	59,250 / 152,592	$0 / $0

Joanna L. Zesiger (3)	25,500 / 41,705	$0 / $0

(1)	Value is calculated by multiplying the number of shares of common stock underlying the stock option by the difference between the closing price of a share of the Company’s common stock on December 31, 2001 as reported by The Nasdaq Stock Market ($0.04) and the exercise price of the stock option. As of December 31, 2001, the exercise price of all stock options held by the Company’s executive officers exceeded that closing price.

ITEM 11-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    The following table sets forth, as of March 15, 2002, information with respect to the beneficial ownership of the Company’s common stock by: (a) each person owning of record or known by the Company to own beneficially more than five percent of the Company’s outstanding shares of common stock; (b) each director; (c) each executive officer and (d) all of executive officers and directors as a group. All beneficial ownership information has been furnished by the director, executive officer or stockholder, as the case may be, or has been derived from documents filed with the Securities and Exchange Commission. See "Directors Executive Officers, Promoters and Control Persons."

Name	Number of Shares (1)	Percent of Shares (1)

Bradley N. Rotter (2) ....................................	810,864	23.65
John Ward Rotter (2) (3) ................................	351,309	10.12
Alan B. Perper (2) (4) ....................................	323,998	9.45
Perper/Raiche Revocable Trust (5)................	248,038	7.40
Janet G. Raiche (4) (5)...................................	248,038	7.40
Joanna L. Zesiger (6)…………………........	29,741	*
All directors and executive officers as a group (4 individuals) (7)	1,515,912	41.49

___________________

* Less than 1%
(1)	Beneficial ownership was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
(2)	Includes 75,961 shares subject to stock options granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter and exercisable within 60 days of March 15, 2002. The business address for Bradley N. Rotter, John Ward Rotter and Alan B. Perper is 1700 Montgomery Street, Suite 250, San Francisco, California 94111.
(3)	Includes 43,051 shares of common stock subject to stock options granted to Mr. Rotter's wife and excersisable within 60 days of March 15, 2002. Mr. Rotter disclaims beneficial ownership of these shares.
(4)	Includes 248,038 shares held by the Perper/Raiche Revocable Trust (the "Perper/Raiche Trust"). Alan B. Perper and Janet G. Raiche, as trustees of the Perper/Raiche Trust, may be deemed to be the beneficial owners of the shares of common stock held of record by the Perper/Raiche Trust, but each of them disclaims beneficial ownership of such shares, except to the extent of their respective beneficial interests under the Perper/Raiche Trust. Mr. Perper also holds stock options. See note (2) above.
(5)	The address for the Perper/Raiche Trust and Janet G. Raiche is 17 Reed Ranch Road, Tiburon, California 94920
(6)	Includes 29,741 shares subject to stock options granted and exercisable within 60 days of March 15, 2002. The business address for Joanna L. Zesiger is 1700 Montgomery Street, Suite 250, San Francisco, California 94111.
(7)	See footnotes (2), (3), (4) and (6) above.

ITEM 12-- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Allocation and Accrual of Expenses

                    The Echelon Group of Companies, LLC ("Echelon"), which is controlled by Bradley N. Rotter, John Ward Rotter and Alan B. Perper, previously shared office space and other expenses with the Company. In February 1996, the Company executed an agreement with Echelon, which governed the allocation of shared expenses. The agreement terminated effective December 31, 2000. The agreement provided that, so long as Echelon used a portion of the space leased by the Company in San Francisco, Echelon would pay an amount equal to 20% of the amount of rent and required liability insurance premiums paid by the Company in connection with that space. The agreement also acknowledged that the Company employed individuals who regularly performed functions on behalf of both the Company and Echelon. Pursuant to the agreement, Echelon (1) paid directly to (or on behalf of) each shared employee a designated percentage of the shared employee’s salary and any contributions to defined benefit plans, and (2) reimbursed the Company a specified percentage of its costs of all other benefits paid to (or on behalf of) the shared employee. The percentage was determined by reference to the percentage of time the shared employee devoted to each entity. Under the agreement, each party was responsible for providing, at its sole cost and expense, all supplies it would need. During 2000, pursuant to this agreement, Echelon paid directly or reimbursed the Company for rent and insurance in the amount of $44,567 and for compensation for shared employees in the amount of $91,780.

Indemnification

                    On December 19, 1996, a complaint was filed in the United States District Court, Northern District of California (Docket No. C96-4558) against Dignity Partners, Inc. (now Point West Capital Corporation) and each of its directors and on February 13, 1997, a complaint was filed in the Superior Court of California, City and County of San Francisco (Docket No. 984643) against Dignity Partners, Inc., and each of its executive officers and Echelon. In 1999, a settlement in principle was reached and on February 25, 2000 the District Court approved a settlement agreement. Under the settlement agreement, all claims against all defendants were dismissed and $3.15 million was paid to the plaintiffs. Our insurer paid 70% of the settlement amount in accordance with our directors and officers insurance policy.

                    In accordance with the Company’s Second Amended and Restated Certificate of Incorporation and Delaware law, the Company paid expenses (including attorneys’ fees) incurred by each executive officer and director in defending these cases in advance of the final disposition of these cases on the condition that each of these individuals will repay the amounts advanced if it is ultimately determined that they are not entitled to be indemnified by the Company.

PART IV

ITEM 13-- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number Description of Document

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q, 10-QSB and 8-K, were filed by Point West Capital Corporation, File No. 0-27736.

3.1

Composite of Second Amended and Restated Certificate of Incorporation, as amended through August 1, 1997 (Incorporated by reference to Exhibit 3 of the Issuer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

3.2

Composite of Second Amended and Restated By-laws as amended through January 11, 2001 (Incorporated by reference to Exhibit 3.2 of the Issuer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.1

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

Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.2*

Amendment No. 1 to Point West Capital Corporation’s Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Issuer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.3*	Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Registration Statement).
10.4*	Amendment No. 1 to Point West Capital Corporation’s Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Issuer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.5*

Form of option agreement dated November 17, 1997 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter (Incorporated by reference to Exhibit 10.4 of the Issuer’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6*

Form of option agreement dated November 25, 1998 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter (Incorporated by reference to Exhibit 10.4 of the Issuer’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.7*

Form of option agreement dated November 11, 1999 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter (Incorporated by reference to Exhibit 10.5 of the Issuer’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8*	Form of option agreement dated November 7, 2000 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter (Incorporated by reference to Exhibit 10.8 of the Issuer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.9*	Form of option agreement dated April 26, 2001 granted to each of Bradley N. Rotter, Alan B. Perper and John Ward Rotter.
10.10*	Form of option agreement dated April 26, 2001 granted to Joanna L. Zesiger.
10.11*	Profit Sharing Plan (Incorporated by reference to Exhibit 10.5 of the Registration Statement).
10.12

Amended and Restated Contribution, Sale and Servicing Agreement, dated as of March 31, 2000, among Point West Capital Corporation, Dignity Partners Funding Corp. I and Bankers Trust Company (Incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed on April 19, 2000).

10.13

Indemnification Agreement dated September 30, 1995, between Point West Capital (as successor to The Echelon Group) and Echelon (Incorporated by reference to Exhibit 10.18 of the Registration Statement).

10.14	Amended and Restated Limited Liability Company Agreement of Allegiance Capital, LLC (Incorporated by reference to Exhibit 10.5 of the Issuer’s Quarterly

Report on Form 10-Q for the quarter ended September 30, 1998).
10.15

First Amendment to Amended and Restated Limited Liability Company Agreement of Allegiance Capital, LLC, dated as of May 22, 2000, among Point West Capital Corporation, Michael W. McDermitt and Daniel M. Isard (Incorporated by reference to Exhibit 10.5 of the Issuer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.16	Fourteen Hill Capital, L.P. Agreement of Limited Partnership (Incorporated by reference to Exhibit 10.2 of the Issuer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.17

Fourteen Hill Management, LLC Operating Agreement by Point West Capital and Fourteen Hill Management, LLC as of June 9, 1997 (Incorporated by reference to Exhibit 10.3 of the Issuer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.18	Trust Agreement, dated as of August 1, 1998, among Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and Point West Capital Corporation
10.19	Supplement to Trust Agreement for Revolving Series 1998-1, dated as of August 1, 1998 among Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and Point West Capital Corporation.
10.20	Loan Acquisition Agreement, dated as of August 1, 1998, between Allegiance Capital, LLC and Allegiance Funding Corp. I.
10.21

Servicing Agreement, dated as of August 1, 1998, among Point West Capital Corporation, Allegiance Capital, LLC, Allegiance Funding Corp. I, Manufacturers and Traders Trust Company and other party thereto.

10.22

Point West Securities LLC Operating Agreement by Point West Capital Corporation and Point West Securities, LLC as of July 8, 1998 (Incorporated by reference to Exhibit 10.26 of the Issuer’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.23

Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of September 1, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.

10.24

Second Amended and Restated Supplement to Trust Agreement for Revolving Series 1998-1, dated as of September 15, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.

10.25	Supplement to Trust Agreement for Term Series 1999-1, dated as of September 15, 1999, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.
10.26	Third Amended and Restated Supplement to Trust Agreement for Revolving

Series 1998-1, dated as of April 14, 2000, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.
10.27

Amended and Restated Supplement to Trust Agreement for Term Series 1999-1, dated as of April 14, 2000, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company and Point West Capital Corporation.

10.28

Master Agreement dated as of March 31, 2000, among Point West Capital Corporation, Dignity Partners Funding Corp. I, Bankers Trust Company and other parties thereto (Incorporated by reference to Exhibit 99.4 of the Issuer’s Form 8-K filed on April 19, 2000).

10.29

Limited Liability Company Agreement of SocietyPool.com, LLC, dated as of May 10, 2000, among Point West Capital Corporation, Robert M. Janes, Paul G. Kahn and Michael D. London (Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.30

First Amendment to Limited Liability Company Agreement of SocietyPool.com, LLC, dated as of June 26, 2000, among Point West Capital Corporation, Robert M. Janes, Paul G. Kahn and Michael D. London (Incorporated by reference to Exhibit 10.7 of the Issuer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.31

Amendment and Waiver Agreement dated as of December 15, 2000, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company, Point West Capital Corporation and as consented to by the Certificate Holders. (Incorporated by reference to Exhibit 10.39 of the Issuer’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.32

Amended and Restated Amendment and Waiver Agreement dated April 15, 2001, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company, Point West Capital Corporation and as consented to by the Certificate Holders. (Incorporated by reference to Exhibit 10.1 of the Issuer’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

10.33

Second Amended and Restated Amendment and Waiver Agreement dated July 16, 2001, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company, Point West Capital Corporation and as consented to by the Certificate Holders. (Incorporated by reference to Exhibit 10.1 of the Issuer’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

10.34

Third Amended and Restated Amendment and Waiver Agreement dated November 15, 2001, among Allegiance Funding I, LLC, Manufacturers and Traders Trust Company, Point West Capital Corporation and as consented to by the Certificate Holders.

10.35

Purchase Agreement dated as of December 31, 2001, among Point West Capital Corporation, Kildare Capital, Inc. and Broker Dealer Market, Inc. regarding the sale and purchase of one hundred percent of the equity ownership of Point West Securities, LLC.

10.36

Amendment to Purchase Agreement dated as of March 26, 2002, among Point West Capital Corporation, Kildare Capital, Inc. and Broker Dealer Market, Inc. regarding the sale and purchase of one hundred percent of the equity ownership of Point West Securities, LLC.

21.1	Subsidiaries of Point West Capital Corporation (Incorporated by reference to Exhibit 21.1 of the Issuer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney.

* Management contract or compensation plan or arrangement.

        (b)Reports on Form 8-K filed during the fourth quarter of 2001:
Date	Item Reported	Matter Reported

November 15, 2001	5	The Company issued a press release regarding its results of operations for the third quarter of 2001.

SIGNATURES

                    In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 1, 2002

POINT WEST CAPITAL CORPORATION
/s/ John Ward Rotter

John Ward Rotter
Chief Executive Officer

                    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities indicated on April 1, 2001

/s/ John Ward Rotter	/s/ Alan B. Perper
*
John Ward Rotter	Alan B. Perper
Chief Executive Officer	President and Director
And Director

(Principal Executive Officer)

/s/ Bradley N. Rotter	/s/ Joanna L. Zesiger
*	*
Bradley N. Rotter	Joanna L. Zesiger
Chairman of the Board and Director	Chief Financial Officer
(Principal Financial/Accounting Officer
and Treasurer)

* The undersigned, by signing his name hereunto, has hereby signed this report on behalf of the above-named officers and directors, on April 1, 2001, pursuant       to a power of attorney executed on behalf of each such officer and director and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By:

By: /s/ John Ward Rotter

John Ward Rotter