Form 10QSB
period 2002-03-31
POINT WEST CAPITAL CORP
filed 2002-05-20
CIK 1002813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from to

Commission file number 0-27736

POINT WEST CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3165263 (IRS Employer Identification No.)

1700 Montgomery Street, Suite 250 San Francisco, California 94111 (Address of principal executive offices)

(415) 394-9467 (Issuer’s telephone number)

At April 30, 2002, there were 3,352,624 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

POINT WEST CAPITAL CORPORATION

INDEX

Part I	Financial Information	Page
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheet March 31, 2002	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3
	Condensed Notes to Consolidated Financial Statements	4-8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9-17

Part II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

(i)

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

March 31,
ASSETS	2002

(unaudited)

Cash and cash equivalents	$882,920
Restricted cash	670,718
Investment securities:
Available- for- sale	13,955
Matured policies receivable	159,742
Loans receivable, net of unearned income of $473,720
and an allowance for loan losses of $253,659	30,702,363
Purchased life insurance policies	28,747,310
Non-marketable securities	2,113,018
Furniture and equipment, net of accumulated
depreciation of $53,148	41,557
Assets held for sale	3,351,406
Other assets	490,528

Total assets	$67,173,517

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accrued interest expense	$428,044
Accounts payable	527,804
Revolving certificates	8,520,592
Term certificates	22,448,772
Securitized notes payable	33,659,201
Debenture payable	6,500,000

Total liabilities	72,084,413

Stockholders' deficit:
Common stock, $0.01 par value; 15,000,000 authorized shares,
4,391,124 shares issued and 3,352,624 shares outstanding	43,911
Additional paid-in-capital	30,091,689
Accumulated deficit	(32,172,464)
Treasury stock, 1,038,500 shares	(2,874,032)

Total stockholders' deficit	(4,910,896)

Total liabilities and stockholders' deficit	$67,173,517

See accompanying condensed notes to consolidated financial statements.
1

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2002	2001

	(unaudited)
Revenues:
Interest income	$870,177	$975,536
Net gain (loss) on securities	5,647	(3,407,865)
Other	125,378	149,363

Total revenues	941,202	(2,282,966)

Expenses:
Interest expense	760,499	823,596
Compensation and benefits	229,754	381,126
Other general and administrative expenses	266,633	542,648
Amortization	--	24,150
Depreciation	7,511	6,024

Total expenses	1,264,427	1,777,544

Loss before income taxes	(323,225)	(4,060,510)

Income tax expense	--	(18,170)

Net loss	$(323,225)	$(4,078,680)

Loss per share-basic and diluted:	$(0.10)	$(1.22)

Weighted-average number of shares of common stock
outstanding	3,352,624	3,352,624
Weighted-average number of shares of common stock
and common stock equivalents outstanding	3,352,624	3,352,624

See accompanying condensed notes to consolidated financial statements.
2

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(323,225)	$(4,078,680)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,511	30,174
 Provision for loan losses
	(4,865)	--
Net (gain) loss on securities	(5,647)	3,407,865
Gain on sale of asset held for sale	(56,388)	--
Deferred tax expense	--	17,370
Changes in operating assets and liabilities:
Collections on matured life insurance policies	109,683	513,498
Other assets	234,675	(138,526)
Unearned income	(23,086)	(114,358)
Accrued interest expense	123,428	(104,802)
Accounts payable	71,480	99,578
Accrued compensation payable	(204,869)	(92,953)

Net cash used in operating activities	(71,303)	(460,834)

Cash flows from investing activities:
Increase in restricted cash	(114,035)	(105,179)
Proceeds from sale of investment and non-marketable securities	23,730	340,000
Proceeds from sale of asset held for sale	500,600	--
Principal payments on loans receivable	981,106	170,972

Net cash provided by investing activities	1,391,401	405,793

Cash flows from financing activities:
Principal payments on securitized notes payable	(2,375)	(179,387)
Principal payments on revolving certificates	(303,404)	(73,321)
Principal payments on term certificates	(709,630)	(185,337)

Net cash used in financing activities	(1,015,409)	(438,045)

Net increase (decrease) in cash and cash equivalents	304,689	(493,086)

Cash and cash equivalents, beginning of period	578,231	2,987,686

Cash and cash equivalents, end of period	$882,920	$2,494,600

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
Unrealized loss on securities available for sale, net of tax	$--	$(23,175)
Supplemental disclosure of cash flow information:
Taxes paid	$--	$10,555
Cash paid for interest	$637,071	$928,398

See accompanying condensed notes to consolidated financial statements.
3

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                  General Description

                    The unaudited consolidated financial statements of Point West Capital Corporation ("Point West Capital"), including its consolidated entities (collectively the "Company"), as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with Item 310(b) of Regulation S-B. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (the "Form 10-KSB").

                    The Company is a specialty financial services company with historic operations in four business segments: (i) loans to funeral homes and cemeteries through Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Allegiance Management Corp. ("Allegiance Management"), (ii) viatical settlements through Dignity Partners Funding Corp. I ("DPFC"), (iii) small business loans and investments through Point West Venture Management, LLC ("Point West Management") and Point West Ventures, L.P. ("Point West Ventures") and (iv) other activities through Point West Capital and Point West Securities, LLC ("PWS"). References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management. References herein to Ventures include Point West Management and Point West Ventures.

                    The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. Point West Capital continues to service the life insurance policies held by DPFC. However, the Securitized Notes (as defined herein) issued by DPFC are currently in default. See "Management’s Discussion and Analysis or Plan of Operation-- Results of Operations by Segment-- Viatical Settlements-- Recent Developments." During 1997, the Company expanded its financial services business through the operations of Ventures and Allegiance. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. The operations of PWS have not been material to the Company. The Company has entered into an agreement to sell PWS. The agreement would provide Point West Capital with net proceeds of approximately $20,000. The Company expects the sale to close in the second quarter of 2002.

                    The activities of Allegiance and Ventures changed substantially beginning in late 2000. See the Company’s Form 10-KSB for further information. The Company has engaged in only limited operations since the second half of 2000, and has limited prospects to expand its business activities or to continue in existence. In addition, the Allegiance Financing (as defined herein) is currently in default. See Note 4 and "Management’s Discussion and Analysis or Plan of Operation-- Results of Operations by Segment-- Allegiance."

                    The accompanying consolidated financial statements have been prepared on a going concern basis of accounting. The Company’s recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. See Note 2 to the consolidated financial statements in the Company’s Form 10-KSB for further information regarding the going concern issue.

2.                  Loans Receivable

                    Loans receivable at December 31, 2002 consisted of 23 loans outstanding with an aggregate principal amount of $31.4 million, which bore a weighted-average fixed interest rate per annum of 9.5%. Principal and interest payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, approximately fifteen years from the initial loan date. At March 31, 2002, two loans in the aggregate amount of $1.4 million were on non-accrual status. At March 31, 2002, the allowance for losses on loans was $254,000.

3.                  Assets Held for Sale

                    Assets held for sale are carried at the lower of cost or estimated fair value less cost to sell. Included in assets held for sale as of March 31, 2002 is $2.9 million representing the estimated fair value of funeral home assets purchased from two Allegiance borrowers during the first quarter of 2001 for a nominal amount. The assets acquired are subject to the mortgages, which Allegiance holds. Also included in assets held for sale is $473,000 representing the estimated fair value of an additional funeral home that Allegiance acquired in February 2002 via foreclosure. Management has estimated fair value based on bids for and appraisals of the funeral home businesses that secure the loans and assessment of the financial condition and cash flows of the funeral homes’ operations. Allegiance intends to sell these funeral homes and is actively seeking buyers for them.

4.                  Revolving and Term Certificates

                    Through December 2000, Allegiance financed its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued.

                    As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.5 million as of March 31, 2002) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At March 31, 2002, the weighted-average interest rate on the revolving certificates was 8.2%.

                    Since the expiration of the Allegiance Financing in December 2000, Allegiance and a consortium of insurance companies holding certificates issued under the Allegiance Financing (the "Investors") have executed certain amendment and waiver agreements providing Allegiance additional time to resolve its non-performing loans and retire the revolving debt. In November 2001, Allegiance and the Investors executed an amendment and waiver agreement providing Allegiance until February 15, 2002 to resolve the non-performing loans and retire the revolving debt; however, Allegiance was not able to do so by February 15, 2002. Therefore, the Investors could declare an event of default under the Allegiance Financing at any time. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing. Allegiance is seeking waivers from the Investors, which would provide additional time to resolve the non-performing loans, retire the revolving debt and resolve other defaults. See the Company’s Form 10-KSB for further discussion regarding the defaults under the Allegiance Financing.

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

5.                  Securitized Notes Payable

                    In 1995, DPFC issued its Senior Viatical Settlement Notes, Series 1995-A with a stated maturity of March 10, 2005 (the "Securitized Notes"). Principal and interest payments on and other costs of the Securitized Notes are payable solely from collections on pledged policies, deposited funds and funds provided by the holders of the Securitized Notes (the "Noteholders"). As a result of the imminent default of DPFC under the terms of the Securitized Notes, Point West Capital and the Noteholders entered into an agreement in March 2000 (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders are required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital continues to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC.

                    In November 2001, Bradley N. Rotter took a leave of absence and in March 2002 ceased to be employed by the Company. He remains a director and Chairman of the Board. In April 2002, Alan B. Perper took a leave of absence and in May 2002 ceased to be employed by the Company. He also remains a director of the Board. As a result a default has occurred under the Securitized Notes. If the Noteholders declare an event of default, Point West Capital could be terminated as servicer and the Noteholders could foreclose on the collateral. Point West Capital and the Noteholders have been in discussions regarding this matter and extending the servicing beyond June 30, 2002.

                    The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

6.    Stockholders’ (Deficit) Equity

       Changes in stockholders’ deficit during the first three months of 2002 reflected the following:

Stockholders’ deficit, beginning of period .........	$ (4,587,671)
Net loss ………………………....................	(323,225)
Stockholders’ deficit, end of period …………	$ (4,910,896)

       Changes in stockholders’ equity during the first three months of 2001 reflected the following:

Stockholders’ equity, beginning of period …	$9,770,763
Comprehensive loss:
Net loss …………………………………	(4,078,680)
Other comprehensive loss: …..…………..
Net unrealized investment losses, net of tax benefit of $99,000.......	(23,175)

Comprehensive loss ………...….....	(4,101,855)

Stockholders’ equity, end of period ……........	$5,668,908

7.                  Segment Reporting

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

                    The Company’s reportable operating segments include Allegiance, Viatical Settlements and Ventures. The Other segment includes Point West Capital and PWS. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Form 10-KSB.

                    The following tables represent the Company’s results from segments for and financial positions as of the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31, 2002

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$808,825	$--	$18	$1,334	$810,177
Gain on securities	--	--	5,647	--	5,647
Other income................	71,378	54,000	--	--	125,378

Total revenues.............	880,203	54,000	5,665	1,334	941,202
Interest expense ….......	634,494	--	126,005	--	760,499
Depreciation	--	--	--	7,511	7,511
Contributed net income (loss) (2)......	$167,724	$54,000	$(120,370)	$(424,579)	$(323,225)

Identifiable assets.........	$35,486,969	$29,088,744	$2,204,426	$393,378	$67,173,517

	Three Months Ended March 31, 2001

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$909,489	$--	$15,289	$50,758	$975,536
Net loss on securities	--	--	(2,468,835)	(939,030)	(3,407,865)
Other income................	95,363	54,000	--	--	149,363

Total revenues.......	1,004,852	54,000	(2.453,546)	(888,272)	(2,282,966)
Interest expense ….......	699,317	--	124,279	--	823,596
Depreciation and amortization …….	9,775	--	14,375	6,024	30,174
Income tax expense (2)	(800)	--	--	(17,370)	(18,170)
Contributed net income (loss) (2)......	$131,357	$54,000	$(2,592,200)	$(1,671,837)	$(4,078,680)

Identifiable assets.........	$39,026,903	$30,529,856	$7,849,219	$3,589,152	$80,995,130

(1)	The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.
(2)	corporate overhead and income tax expense are not generally allocated between segments and are included in the Other segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    The following is a discussion and analysis of the consolidated financial condition of the Company at March 31, 2002, and results of operations for the Company for the three months ended March 31, 2002 and 2001, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Form 10-KSB and the unaudited consolidated financial statements and related notes appearing elsewhere herein.

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

                    As described herein, the Company has engaged in only limited operations since the second half of 2000. The Company is currently focusing on continuing servicing activities in connection with Allegiance and DPFC, the resolution of non-performing loans made by Allegiance, actions relating to the liquidation of Point West Ventures and assessing its future alternatives. The Company’s current business plan for 2002 reflects continued initiatives to reduce costs, keep its servicer roles for Allegiance and DPFC and resolve Allegiance’s non-performing loans. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s ability to resolve the defaults under the Allegiance Financing and the Securitized Notes, terminate its present lease on satisfactory terms and relocate to less expensive office space, raise additional capital through equity or debt financings and/or successfully implement a business plan that restores the Company to profitability and positive cash flows. There is no assurance that the Company will be able to resolve the defaults under the Allegiance Financing and the Securitized Notes, terminate its present lease on satisfactory terms or at all, that additional funding will be available to the Company on acceptable terms, if at all, or that the Company will succeed in implementing a business plan that will allow it continue as a going concern.

                    Information regarding the revenues, contributed net income (loss) and identifiable assets for each of the Company’s business segments is contained in Note 7 of the Condensed Notes to Consolidated Financial Statements. See the Company’s Form 10-KSB for a discussion of accounting policies critical to the Company’s businesses.

Results of Operations for the Company

                    Total Revenues. Total revenues amounted to $941,000 during the three months ended March 31, 2002 compared to negative $2.3 million during the same period in 2001. Total revenues increased primarily because the Company reported a $3.4 million loss on securities for the three months ended March 31, 2001, compared to a $5,600 gain on securities for the three months ended March 31, 2002. See "Results of Operations by Segment-- Ventures-- Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001-- Net Gain (Loss) on Securities" and "Results of Operations by Segment-- Other-- Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001-- Loss on Securities." Offsetting the increase in total revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was a $165,000 decline in interest income primarily related to Allegiance. See "Results of Operations by Segment-- Allegiance-- Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001-- Interest Income."

                    Total Expenses. Total expenses were $1.3 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. The decline in total expenses was also due to a reduction in compensation and benefits and other general and administrative expenses as a result of scaled-back activities.

Results of Operations by Segment

Allegiance

                    At March 31, 2002, four loans, two of which were included in assets held for sale, were on non-accrual status. As a result of the non-accrual status loans, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.5 million as of March 31, 2002) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At March 31, 2002, the weighted-average interest rate on the revolving certificates was 8.2%.

                    Since the expiration of the Allegiance Financing in December 2000, Allegiance and the Investors have executed certain amendment and waiver agreements providing Allegiance additional time to resolve its non-performing loans and retire the revolving debt. In November 2001, Allegiance and the Investors executed an amendment and waiver agreement providing Allegiance until February 15, 2002 to resolve the non-performing loans and retire the revolving debt. Allegiance was not able to do so by February 15, 2002. Allegiance is seeking waivers from the Investors, which would provide additional time to resolve the non-performing loans, retire the revolving debt and resolve other defaults. There can be no assurance that the Investors will waive any defaults or not declare an event of default. Therefore, the Investors could declare an event of default under the Allegiance Financing at any time. If the Investors were to declare an event of default, Point West Capital and Allegiance Capital could be terminated as servicers and the Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing. See the Company’s Form 10-KSB for further discussion regarding the defaults under the Allegiance Financing. To the extent that the loans remain on non-accrual status, Allegiance Capital does not anticipate receiving all interest and servicing income it would have received if the loans were performing. If the Investors declare an event of default under the Allegiance Financing or do not permit cash flow payments to continue under the current arrangement, Point West Capital’s ability to continue future operations is highly questionable.

                    Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance Trust I. Neither Point West Capital, Allegiance Capital, Allegiance Funding nor Allegiance Management guaranteed repayment of the revolving or term certificates and none is required to fund any principal or interest deficiencies which may arise thereunder.

                    Also as a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by Allegiance) ceased in November 2000. Between January and October 2000, such payments averaged $42,000 a month. As a result of, among other things, certain amendment and waiver agreements, monthly cash flow payments to Point West Capital and Allegiance resumed in May 2001. From May 2001 through March 2002, these payments, which are subordinate to other payments under the Allegiance Financing, averaged $9,000 per month. Payments in future months could increase, decrease or cease subject to the performance of the underlying loans, the relative spread between LIBOR and interest rates on treasury securities and resulting cash flow from the loans and continued compliance with other provisions of the Allegiance Financing.

                    In the first quarter of 2002, Allegiance Capital entered into an agreement to sell a funeral home it had acquired in connection with a defaulted loan. The sale closed on March 28, 2002. See "Liquidity and Capital Resources."

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

                    Interest Income. Interest income declined to $809,000 during the three months ended March 31, 2002 from $909,000 during the same period in 2001. The decline was primarily due to non-performing loans, which were in default and on non-accrual status. During the three months ended March 31, 2002 and 2001, the weighted-average interest rates earned on the loans were 8.8% and 8.9% and the weighted-average principal amounts outstanding were $35.4 million and $37.8 million, respectively. For purposes of the weighted average interest rate and weighted average principal outstanding calculations for the three months ended March 31, 2002, four non-performing loans (including two which are included in assets held for sale) in the aggregate principal amounts of $5.3 million have been included in the calculations to the extent they were performing during that period. For purposes of the weighted average interest rate and weighted average principal outstanding calculations for the three months ended March 31, 2001, two non-performing loans in the aggregate principal amounts of $3.9 million have been included to the extent they were performing during that period. Allegiance cannot predict at this time whether the loans currently on non-accrual status will remain on non-accrual status. To the extent that the loans remain on non-accrual status, Allegiance Capital does not anticipate receiving all interest and servicing income it would have received had the loans been performing. Allegiance is attempting to work out its non-performing loans. Allegiance is not currently originating loans and principal payments are occurring on outstanding loans. Therefore, Allegiance expects interest income to continue to decrease in future periods.

                    Other Income. Other income was $71,000 during the three months ended March 31, 2002 and resulted primarily from a gain on the sale of a funeral home held by Allegiance. Other income was $95,000 during the three months ended March 31, 2001 and resulted primarily from the recognition of previously deferred net hedging gains related to the Allegiance loans upon adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. At March 31, 2002, Allegiance had no hedging relationships.

                    Interest Expense. Interest expense declined to $634,000 during the three months ended March 31, 2002 from $699,000 during the three months ended March 31, 2001 due to principal payments on the outstanding certificates and lower interest rates. During the three months ended March 31, 2002 and 2001, the weighted-average interest rates under the Allegiance Financing were 8.1% and 8.5% and the weighted-average borrowings were $31.2 million and $32.9 million, respectively. The Allegiance Financing terminated in December 2000. However, amounts borrowed under the Allegiance Financing remain outstanding.

                    Compensation and Benefits. Compensation and benefits declined to $48,000 during the three months ended March 31, 2002 from $58,000 during the same period in 2001. Allegiance had no employees at March 31, 2002 and two employees at March 31, 2001. Compensation and benefits for both periods reflects an intercompany charge for services preformed by Point West employees on behalf of Allegiance.

                    Other General and Administrative Expenses. Other general and administrative expenses declined to $30,000 during the three months ended March 31, 2002 from $105,000 during the same period in 2001, due primarily to a reduction in expenses resulting from Allegiance’s suspended lending activities.

Because four non-performing loans are currently in default, it is likely that additional general and administrative expenses will be incurred in connection with the work out of those loans. Allegiance cannot, however, predict the overall level of other general and administrative expenses for the year ended December 31, 2002 relative to the year ended December 31, 2001.

Viatical Settlements

                    The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.

                    Recent Developments

                    In November 2001, Bradley N. Rotter took a leave of absence and in March 2002 ceased to be employed by the Company. He remains a director and Chairman of the Board. In April 2002, Alan B. Perper took a leave of absence and in May 2002 ceased to be employed by the Company. He also remains a director of the Board. As a result a default has occurred under the Securitized Notes. If the Noteholders declare an event of default, Point West Capital could be terminated as servicer and the Noteholders could foreclose on the collateral. If Point West Capital is terminated as servicer, or the Noteholders do not extend servicing beyond June 30, 2002, Point West Capital’s ability to continue future operations is highly questionable. Point West Capital and the Noteholders have been in discussions regarding this matter and extending the servicing beyond June 30, 2002. No assurance, however, can be given that servicing will be extended or that the Noteholders will not declare an event of default prior to June 30, 2002.

Certain Accounting Implications for DPFC

                    As a result of the imminent default of DPFC under the terms of the Securitized Notes, Point West Capital and the Noteholders entered into an agreement in March 2000 that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders are required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections are insufficient. Under the DPFC Agreement, Point West Capital continues to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. The DPFC Agreement also provides the Noteholders with an option to purchase from Point West Capital the DPFC outstanding stock for a nominal amount on June 30, 2002. If the Noteholders do not exercise such option, Point West Capital may liquidate DPFC.

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

                    Ventures

                    Certain Accounting Implications for Ventures

                    In February 2002, the Small Business Administration ("SBA") was appointed permanent receiver of Point West Ventures. The SBA has taken possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. Upon conclusion of the receivership, Point West Ventures’ SBIC license will be terminated.

                    The Company expects the SBA to liquidate in an orderly manner the assets of Point West Ventures. Point West Ventures’ assets are carried at estimated fair value as of December 31, 2001. The Company does not anticipate any future changes to the carrying values unless the SBA liquidates some assets or the Company learns that the assets should be written down further. If assets are liquidated or the Company receives information from the SBA indicating further write-downs are necessary, the Company will record any subsequent reduction in liquidation value in the consolidated balance sheet and statement of operations in the appropriate period. Future revenues and expenses associated with Point West Ventures (including gains and losses in respect of liquidated assets, accrued interest and fees) will continue to be recognized in the consolidated statement of operations until the receivership is terminated and Point West Ventures is dissolved.

                    Point West Ventures has issued two debentures payable to the SBA totaling $6.5 million in principal amount. The debentures will continue to be reflected in the Company’s consolidated balance sheet until Point West Ventures is legally released from its obligations under the debentures. The Company cannot predict whether or at what time Point West Ventures will be legally released from its obligations under the debentures. Dispositions of Point West Ventures’ portfolio securities by a receiver may occur at times or on terms that would not maximize the value of those assets. It is virtually certain that proceeds from any asset dispositions will be insufficient to repay all amounts owed to the SBA by Point West Ventures under the debentures. If and when the debt is finally discharged, the Company would then recognize a gain on debt forgiveness in an amount equal to any unpaid debt that is discharged, net of any tax effect.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

                    Net Gain (Loss) on Securities. Ventures reported a $5,600 gain on securities for the three months ended March 31, 2002 compared to a $2.5 million loss on securities for the three months ended March 31, 2001. The gain on securities for the period ended March 31, 2002 resulted from the sale of marketable securities held in one company. The loss on securities during the three months ended March 31, 2001 was primarily due to the write-down or write-off of impaired investments in six different companies as a result of the financial deterioration of the investees. As a result of the SBA receivership discussed above in "Certain Accounting Implications for Ventures," the Company does not anticipate any further changes in the carrying values of investments in marketable and non-marketable securities held by Ventures unless the SBA informs Ventures of a liquidation or the Company learns that the assets should be written down further.

                    Interest Expense. Interest expense increased to $126,000 during the three months ended March 31, 2002 from $124,000 during the three months ended March 31, 2001. During the three months ended

March 31, 2002 and 2001, the weighted-average interest rate on the funds borrowed from the SBA was 7.8% and the weighted-average borrowings were $6.5 million.

Other

                    The Other segment includes results attributable to Point West Capital and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the "Other" segment and has not been allocated. Activities for PWS were immaterial during the three months ended March 31, 2002 and 2001. The Company has entered into an agreement to sell PWS. The Company expects the sale to close in the second quarter of 2002.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

                    Loss on Securities. During the three months ended March 31, 2001, Point West Capital determined that a $939,000 investment in one company was impaired and therefore wrote-off the entire carrying value during that period. This write-off was a result of deterioration in the financial condition of the underlying company. That company is presently being liquidated and no amounts will be paid to any shareholders. This investment was made by Point West Capital prior to the inception of Ventures, and was the only investment in Point West Capital’s portfolio.

                    Compensation and Benefits. Compensation and benefits declined to $182,000 during the three months ended March 31, 2002 from $323,000 during the three months ended March 31, 2001 due to a reduction in the level of accrued profit sharing and bonuses for all employees and employee layoffs and attrition.

                    Other General and Administrative Expenses. Other general and administrative expenses declined to $236,000 during the three months ended March 31, 2002 from $437,000 during the three months ended March 31, 2001. The Company established a cost-reduction program in the latter half of 2000; however, for the period ended March 31, 2002, the decline in operating expenses was offset by an increase in legal expenses related to litigation and arbitration proceedings, which were settled in March 2002.

Liquidity and Capital Resources

                    At March 31, 2002 the Company had $883,000 of cash and cash equivalents, $14,000 of investment securities and $2.1 million of non-marketable securities. For the three months ended March 31, 2002, the Company incurred a loss of $323,000, which resulted in a stockholders’ deficit of $4.9 million and increased accumulated deficit to $32.2 million. The Company expects to continue to incur losses. The Company has also experienced continuing negative cash flows from operations. Cash flows used in operating activities for the three months ended March 31, 2002 and 2001 were $71,000 and $461,000, respectively. The Company’s current defaults under the Allegiane Financing and the Securitized Notes, its recurring losses from operations and its net capital deficiency raise substantial doubt about its ability to continue as a going concern. However, the Company’s unaudited consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. See Note 2 of the Notes to Consolidated Financial Statements included in the Form 10-KSB for more information regarding the going concern issue.

                    The Company’s current business plan for 2002 reflects continued initiatives to reduce costs, keep its servicer roles for Allegiance and DPFC and resolve Allegiance's non-performing loans. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s ability to resolve the defaults under the Allegiance Financing and the Securitized Notes, terminate its present lease on satisfactory terms and relocate into less expensive office space, raise additional capital through equity or debt financings and/or successfully implement a business plan that restores the

Company to profitability and positive cash flows. There is no assurance that the Company will be able to resolve the defaults under the Allegiane Financing and the Securitized Notes, terminate its present lease on satisfactory terms or at all, that additional funding will be available to the Company on acceptable terms, if at all, or that the Company will succeed in implementing a business plan that will allow it continue as a going concern. Assuming that the Company is able to terminate its present lease on satisfactory terms and relocate into less expensive office space, the Company currently anticipates having sufficient liquidity to meet its working capital and operating needs at least through December 31, 2002.

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

Point West Capital

                    At present, Point West Capital has no external funding source from which to fund its working capital and general corporate needs. At March 31, 2002, Point West Capital’s cash and cash equivalents was $277,000. On March 27, 2002, Point West Capital received $225,000 in connection with the settlement of litigation and arbitration proceedings. Point West Capital used a substantial portion of these proceeds during the second quarter of 2002 to pay related legal expenses.  On March 28, 2002, Allegiance received approximately $441,000 from the sale of a funeral home held by Allegiance, $300,000 of which was subsequently transferred to Point West Capital in the second quarter of 2002. Point West Capital expects the remainder of such funds to be available to it.

Allegiance

                    The Allegiance Financing expired in December 2000 and, as a result, Allegiance has no current ability to continue to make new loans or to grow its business. As of March 31, 2002, Allegiance had cash and cash equivalents of $1.1 million, of which $520,000 is restricted under the Allegiance Financing. The Company is pursuing potential future operations and growth of Allegiance. However, the current status of Allegiance’s loans, its current defaults under the Allegiance Financing and its lack of funding raise serious doubts as to its continued viability.

DPFC

                    DPFC operations are in run-off. Point West Capital, as servicer under the Securitized Notes, performs monitoring and collection activities for DPFC and incurs administrative costs associated with these activities. See "Results of Operations by Segment—Viatical Settlements—Recent Developments." Point West Capital is reimbursed for these costs subject to priority provisions contained in the Indenture. Principal, interest payments and other costs are payable solely from collections on policies pledged to secure the payment thereof and, with respect to costs, amounts provided by the Noteholders.

Ventures

                    As of March 31, 2002, Ventures had identifiable assets of $2.2 million, including investment securities with an estimated fair value of $14,000, non-marketable securities with an estimated fair value of $2.1 million and $75,000 of accounts receivable. In February 2002, the SBA was appointed permanent receiver of Point West Ventures. The SBA has taken possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. See "Results of Operation by Segment—Ventures—Recent Developments" above for further information, including a discussion of the accounting implications of such a receivership.

                    Point West Ventures does not currently have sufficient cash to repay the SBA debentures. As of March 31, 2002, Point West Ventures’ identifiable assets were significantly less than the amounts owed under the SBA debentures, and it is virtually certain that proceeds from any asset disposition will be insufficient to repay all amounts owed to the SBA by Point West Ventures under the debentures. Any asset disposition proceeds will be used to satisfy amounts owed to the SBA under the debentures and to pay the costs of the receivership.

Forward Looking Statements

                    This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management’s Discussion and Analysis or Plan of Operation" relating to (1) the amount of any loss experienced in connection with loans made by Allegiance that are in default, (2) the continuation of payments to Point West Capital and Allegiance Capital for servicing activities provided to Allegiance and to Allegiance Capital under revolving and term certificates issued to Allegiance Capital under the Allegiance Financing, (3) the amount of gain to be recognized on the purchase of DPFC stock or its liquidation, (4) sufficiency of the Company’s liquidity and capital resources (see "Liquidity and Capital Resources") (5) anticipated levels of income and expenses for 2002, (6) the Company’s ability to terminate its present lease on satisfactory terms and relocate to less expensive office space and (7) the consequences of Point West Ventures’ default under its SBA borrowings and the receivership. Such statements are based on management’s belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) Allegiance’s ability to foreclose on the collateral and realize an amount on foreclosure at least equal to the carrying value of the Allegiance loans which are currently in default, (2) the continuing ability of borrowers to perform under loans previously made by Allegiance and factors such as general economic conditions that would affect such ability, (3) Allegiance’s ability to resolve the currently non-performing loans to the satisfaction of the Investors, (4) Allegiance’s ability to obtain additional time to resolve the non-performing loans and retire the revolving debt, (5) actions taken by the Investors with respect to the current or any future default under the Allegiance Financing, (6) actions taken by the Noteholders with respect to any future default under the Securitized Notes, (7) actions taken by the Noteholders with respect to the purchase or liquidation of DPFC, including discussions regarding possibly extending Point West Capital’s servicing beyond June 2002, (8) the results of the Company’s consideration of strategic options and any costs associated with a chosen option, (9) higher than anticipated costs related to recently settled arbitration and litigation proceedings, or the commencement of any additional arbitration or litigation proceedings by or against the Company or its subsidiaries, (10) availability and cost of capital, (11) higher than anticipated compensation and benefits expenses for Point West Capital, (12) the Company’s ability to come to an agreement with its current landlord and the availability of inexpensive office space and (13) actions taken by the SBA with respect to Point West Ventures, including any manner of liquidation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                    (a)         Exhibits:

                                 None

                    (b)        Reports on Form 8-K filed during the quarter ended March 31, 2002:

Date	Item Reported	Matter Reported
April, 10, 2002	4	The Company reported the resignation of its independent auditors, Ernst & Young, LLP.
May 10, 2002	4	The Company reported the engagement of Samuel H. Wong & Co., LLP as its independent auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT WEST CAPITAL CORPORATION

Dated:    May 20, 2002

/s/ John Ward Rotter

John Ward Rotter
Chief Executive Officer
(Authorized Officer)

Dated:    May 20, 2002

/s/ Joanna L. Zesiger

Joanna L. Zesiger
Chief Financial Officer
(Principal Financial and Accounting Officer)