Form 10QSB/A
period 2002-03-31
POINT WEST CAPITAL CORP
filed 2002-05-22
CIK 1002813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from______ to ______

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

                    This Form 10-QSB/A is being filed for the purpose of correcting errors in the Edgar version of the consolidated statements of operations contained in the consolidated financial statement included in the Form 10-QSB for the quarterly period ended March 31, 2002 of Point West Capital Corporation (the "Original Form 10-QSB").  The page number reflected in the 10-QSB/A replaces the same indicated page number included in the Original Form 10-QSB.  All capitalized terms used in this Form 10-QSB/A and not defined are used as defined in the Original Form 10-QSB.

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2002	2001

	(unaudited)
Revenues:
Interest income	$810,177	$975,536
Net gain (loss) on securities	5,647	(3,407,865)
Other	125,378	149,363

Total revenues	941,202	(2,282,966)

Expenses:
Interest expense	760,499	823,596
Compensation and benefits	229,754	381,126
Other general and administrative expenses	266,663	542,648
Amortization	--	24,150
Depreciation	7,511	6,024

Total expenses	1,264,427	1,777,544

Loss before income taxes	(323,225)	(4,060,510)

Income tax expense	--	(18,170)

Net loss	$(323,225)	$(4,078,680)

Loss per share-basic and diluted:	$(0.10)	$(1.22)

Weighted-average number of shares of common stock
outstanding	3,352,624	3,352,624
Weighted-average number of shares of common stock
and common stock equivalents outstanding	3,352,624	3,352,624

See accompanying condensed notes to consolidated financial statements.
2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT WEST CAPITAL CORPORATION

Dated:    May 22, 2002

/s/ John Ward Rotter

John Ward Rotter
Chief Executive Officer
(Authorized Officer)

Dated:    May 22, 2002

/s/ Joanna L. Zesiger

Joanna L. Zesiger
Chief Financial Officer
(Principal Financial and Accounting Officer)