Form 10QSB
period 2002-06-30
POINT WEST CAPITAL CORP
filed 2002-08-14
CIK 1002813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from _____________to_______________

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

At July 31, 2002, there were 3,352,624 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

POINT WEST CAPITAL CORPORATION

INDEX

Part I	Financial Information	Page
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheet June 30, 2002	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	2
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	3
	Condensed Notes to Consolidated Financial Statements	4-9
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10-17

Part II	Other Information
Item 3.	Defaults Upon Senior Securities	18
Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

(i)

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOIDATED BALANCE SHEET

June 30,
ASSETS	2002

(unaudited)

Cash and cash equivalents	$538,222
Restricted cash	649,378
Investment securities:
Available- for- sale	3,897
Matured policies receivable	113,162
Loans receivable, net of unearned income of $444,558
and an allowance for loan losses of $252,216	30,527,342
Purchased life insurance policies	28,566,441
Non-marketable securities	2,113,018
Furniture and equipment, net of accumulated
depreciation of $60,578	34,126
Assets held for sale	1,340,845
Other assets	519,173

Total assets	$64,405,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accrued interest expense	$553,011
Accounts payable	281,952
Revolving certificates	8,438,741
Term certificates	22,257,330
Securitized notes payable	33,407,849
Debenture payable	6,500,000

Total liabilities	71,438,883

Stockholders' deficit:
Common stock, $0.01 par value; 15,000,000 authorized shares,
4,391,124 shares issued and 3,352,624 shares outstanding	43,911
Additional paid-in-capital	30,091,689
Accumulated deficit	(34,294,847)
Treasury stock, 1,038,500 shares	(2,874,032)

Total stockholders' deficit	(7,033,279)

Total liabilities and stockholders' deficit	$64,405,604

See accompanying condensed notes to consolidated financial statements.
1

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
Interest income	$744,254	$882,724	$1,554,431	$1,858,260
Net gain (loss) on securities	16,469	(728,665)	22,116	(4,136,530)
Other	140,373	27,285	265,751	176,648

Total revenues	901,096	181,344	1,842,298	(2,101,622)

Expenses:
Interest expense	754,183	816,632	1,514,682	1,640,228
Compensation and benefits	117,831	286,231	347,585	667,357
Other general and administrative expenses	2,140,035	405,046	2,406,698	947,694
Amortization	--	185,483	--	209,633
Depreciation	7,430	6,024	14,941	12,048

Total expenses	3,019,479	1,699,416	4,283,906	3,476,960

Loss before income taxes	(2,118,383)	(1,518,072)	(2,441,608)	(5,578,582)

Income tax (expense) benefit	(4,000)	34,115	(4,000)	15,945

Net loss	$(2,122,383)	$(1,483,957)	$(2,445,608)	$(5,562,637)

Loss per share-Basic and Diluted:	$(0.63)	$(0.44)	$(0.73)	$(1.66)

Weighted-average number of shares of common stock
outstanding	3,352,624	3,352,624	3,352,624	3,352,624
Weighted-average number of shares of common stock
and common stock equivalents outstanding	3,352,624	3,352,624	3,352,624	3,352,624

See accompanying condensed notes to consolidated financial statements.
2

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(2,445,608)	$(5,562,637)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14,941	221,681
 Provision for loan losses
	2,006,354	--
Net (gain) loss on securities	(22,116)	4,136,530
Gain on sale of asset held for sale	(93,310)	--
Deferred tax asset	--	(21,545)
Changes in operating assets and liabilities:
Collections on matured life insurance policies	336,846	1,216,699
Other assets	200,529	62,950
Unearned income	(53,949)	(121,673)
Accrued interest expense	248,395	17,648
Accounts payable	(174,372)	80,731
Accrued compensation payable	(204,869)	(336,238)

Net cash used in operating activities	(187,159)	(305,854)

Cash flows from investing activities:
Increase in restricted cash	(92,695)	(130,070)
Proceeds from sale of investment and non-marketable securities	50,257	340,000
Proceeds from sale of asset held for sale	543,310	--
Principal payments on loans receivable	1,186,332	397,284

Net cash provided by investing activities	1,687,204	607,214

Cash flows from financing activities:
Principal payments on securitized notes payable	(253,727)	(934,905)
Principal payments on revolving certificates	(385,255)	(150,941)
Principal payments on term certificates	(901,072)	(365,016)

Net cash used in financing activities	(1,540,054)	(1,450,862)

Net decrease in cash and cash equivalents	(40,009)	(1,149,502)

Cash and cash equivalents, beginning of period	578,231	2,987,686

Cash and cash equivalents, end of period	$538,222	$1,838,184

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
Unrealized gain on securities available for sale, net of tax	$--	$28,748
Supplemental disclosure of cash flow information:
Taxes paid	$4,500	$22,974
Cash paid for interest	$1,266,288	$1,619,156

See accompanying condensed notes to consolidated financial statements.
3

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 General Description

                    The unaudited consolidated financial statements of Point West Capital Corporation ("Point West Capital"), including its consolidated entities (collectively the "Company"), as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with Item 310(b) of Regulation S-B. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (the "Form 10-KSB").

                    The accompanying consolidated financial statements have been prepared on a liquidation basis of accounting. As a result of the Company’s loss of servicing activities, the Company’s liquidity issues and other factors, management plans to dissolve the Company, through dissolution procedures under Delaware Law, bankruptcy proceedings or otherwise.

                    The Company was a specialty financial services company with historic operations in four business segments: (i) loans to funeral homes and cemeteries through Allegiance Capital, LLC ("Allegiance Capital"), Allegiance Funding I, LLC ("Allegiance Funding"), Allegiance Capital Trust I ("Allegiance Trust I") and Allegiance Management Corp. ("Allegiance Management"), (ii) viatical settlements through Dignity Partners Funding Corp. I ("DPFC"), (iii) small business loans and investments through Point West Venture Management, LLC ("Point West Management") and Point West Ventures, L.P. ("Point West Ventures") and (iv) other activities through Point West Capital and Point West Securities, LLC ("PWS"). References herein to Allegiance include Allegiance Capital, Allegiance Funding, Allegiance Trust I and Allegiance Management. References herein to Ventures include Point West Management and Point West Ventures.

                    The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. Point West Capital has continued to service the life insurance policies held by DPFC. It is anticipated that, on September 30, 2002, the Noteholders (as defined herein) or their designee will purchase the DPFC stock for a nominal amount and Point West Capital will be replaced as servicer. See "Management’s Discussion and Analysis or Plan of Operation-- Results of Operations by Segment-- Viatical Settlements-- Recent Developments and Certain Accounting Implications for DPFC." During 1997, the Company expanded its financial services business through the operations of Ventures and Allegiance. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. The operations of PWS have not been material to the Company. The Company sold PWS during the second quarter of 2002 for $20,000.

                    The activities of Allegiance and Ventures changed substantially beginning in late 2000. See the Company’s Form 10-KSB for further information. The Company has engaged in only limited operations since the second half of 2000, and is not expected to continue in existence. In addition, the Allegiance Financing (as defined herein) is currently in default and Point West Capital and Allegiance Capital were replaced as servicers on August 5, 2002. See Note 4 and "Management’s Discussion and Analysis or Plan of Operation-- Results of Operations by Segment-- Allegiance."

2.                  Loans Receivable

                    Loans receivable at June 30, 2002 consisted of 23 loans outstanding with an aggregate principal amount of $31.2 million, which bore a weighted-average fixed interest rate per annum of 9.5%. Principal and interest payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, approximately fifteen years from the initial loan date. At June 30, 2002, two of the loans included in loans receivable in the aggregate amount of $1.4 million were on non-accrual status. At June 30, 2002, the allowance for losses on loans was $253,000.

3.                 Assets Held for Sale

                    Assets held for sale are carried at the lower of cost or estimated fair value less cost to sell. The assets held for sale as of June 30, 2002 consist of funeral homes, including two properties with an estimated fair value of $1.1 million purchased from two Allegiance borrowers during the first quarter of 2001 for a nominal amount. The assets acquired are subject to the mortgages in the amount of $3.9 million, which Allegiance holds. Also included in assets held for sale is $192,000, representing the estimated fair value of an additional funeral home that Allegiance acquired in February 2002 via foreclosure.

4.                 Revolving and Term Certificates

                    Through December 2000, Allegiance financed its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued.

                    As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.4 million as of June 30, 2002) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At June 30, 2002, the weighted-average interest rate on the revolving certificates was 8.1%.

                    Since the expiration of the Allegiance Financing in December 2000, Allegiance and a consortium of insurance companies holding certificates issued under the Allegiance Financing (the "Investors") have executed certain amendment and waiver agreements providing Allegiance additional time to resolve its non-performing loans and retire the revolving debt. On August 5, 2002, as a result of the continuing defaults under the Allegiance Financing, the Investors terminated Point West Capital and Allegiance Capital as servicers. The Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing. See the Company’s Form 10-KSB for further discussion regarding the defaults under the Allegiance Financing.

                    Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance Trust I. Neither Point West Capital, Allegiance Capital, Allegiance Funding nor Allegiance Management guaranteed repayment of the revolving or term certificates and none is required to fund any principal or interest deficiencies which may arise thereunder.

                    As a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by Allegiance) ceased in November 2000. As a result of, among other things, certain amendment and waiver agreements, reduced monthly cash flow payments to Point West Capital and Allegiance resumed in May 2001. However, these payments ended in August 2002 as a result of the termination notice referred to above.

5.                 Securitized Notes Payable

                    In 1995, DPFC issued its Senior Viatical Settlement Notes, Series 1995-A with a stated maturity of March 10, 2005 (the "Securitized Notes"). Principal and interest payments on and other costs of the Securitized Notes are payable solely from collections on pledged policies, deposited funds and funds provided by the holders of the Securitized Notes (the "Noteholders"). As a result of the imminent default of DPFC under the terms of the Securitized Notes, Point West Capital and the Noteholders entered into an agreement in March 2000 (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders were required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections were insufficient. Under the DPFC Agreement, Point West Capital continued to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. On June 30, 2002, Point West Capital and the Noteholders entered into an agreement (the "Letter Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the Letter Agreement, Point West Capital will continue to act as servicer through September 30, 2002 for a reduced fee of $15,000 per month. It is anticipated that, on September 30, 2002, Point West Capital will be replaced as servicer and the Noteholders or their designee will purchase the DPFC outstanding stock from Point West Capital for a nominal amount.

                    The Securitized Notes represent the obligations solely of DPFC. Point West Capital did not guarantee repayment of the Securitized Notes and is not required to fund any principal or interest deficiencies thereunder.

6.    Stockholders’ (Deficit) Equity

       Changes in stockholders’ deficit during the first six months of 2002 reflected the following:

Stockholders’ deficit, beginning of period .........	$ (4,587,671)
Net loss ………………………....................	(2,445,608)

Stockholders’ deficit, end of period …………	$ (7,033,279)

       Changes in stockholders’ equity during the first six months of 2001 reflected the following:

Stockholders’ equity, beginning of period …	$9,770,763
Comprehensive loss:
Net loss …………………………………	(5,562,637)
Other comprehensive loss: …..…………..
Net unrealized investment losses, net of taxes of $22,000.......	28,748

Comprehensive loss ………...….....	(5,533,889)

Stockholders’ equity, end of period ……........	$4,236,874

7.                 Contingent Liabilities

                    The Company has a lease obligation for its California office space, which expires on May 31, 2004. The monthly rent from July 1, 2002 through May 31, 2004 is $22,037. The Company is currently subleasing approximately 60% of its current office space to an unrelated party. The sublease payments substantially cover the Company’s lease obligation. The sublease expires September 21, 2002. The sublessee has an option to extend the sublease to May 31, 2004.

                    Because of insufficient liquidity, it is highly likely that Point West Capital will not be able to continue making lease payments after September 30, 2002. Management is in the process of negotiating termination of the lease with the landlord. Point West Capital’s contingent liability due to the landloard from October 1, 2002 through May 31, 2004, according to the minimum future rental payments is as follows:

Year ending December 31,
2002	$ 66,111
2003	264,444
2004	110,185

Total	$ 440,740

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

                    The Company’s reportable operating segments include Allegiance, Viatical Settlements and Ventures. The Other segment includes Point West Capital. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Form 10-KSB.

                 The following tables represent the Company’s results from segments for and financial positions as of the three months ended June 30 , 2002 and 2001.

	Three Months Ended June 30, 2002

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$743,523	$--	$6	$725	$744,254
Gain on securities	--	--	16,469	--	16,469
Other income................	66,373	54,000	--	20,000	140,373

Total revenues.............	809,896	54,000	16,475	20,725	901,096
Interest expense ….......	628,178	--	126,005	--	754,183
Depreciation	--	--	--	7,430	7,430
Income tax expense	2,400	--	--	1,600	4,000
Contributed net (loss) income) (2)......	$(1,943,061)	$54,000	$(109,562)	$(123,760)	$(2,122,383)

Identifiable assets.........	$32,946,145	$28,836,834	$2,220,869	$401,756	$64,405,604

	Three Months Ended June 30, 2001

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$853,979	$--	$6,716	$22,029	$882,724
Net loss on securities	--	--	(728,665)	--	(728,665)
Other income................	1,174	57,083	(30,972)	--	27,285

Total revenues.......	855,183	57,083	(752,921)	22,029	181,344
Interest expense ….......	690,972	--	125,660	--	816,632
Depreciation and amortization …….	9,775	--	175,708	6,024	191,507
Income tax (expense) benefit (2)	(2,400)	--	(800)	37,315	34,115
Contributed net income (loss) (2)......	$40,441	$57,083	$(1,116,839)	$(464,642)	$(1,483,957)

Identifiable assets.........	$38,851,589	$29,770,621	$6,888,582	$2,899,805	$78,410,597

The following tables represent the Company’s results from segments for and financial positions as of the six months ended June 30 , 2002 and 2001.

	Six Months Ended June 30, 2002

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$1,552,348	$--	$24	$2,059	$1,554,431
Gain on securities	--	--	22,116	--	22,116
Other income................	137,751	108,000	--	20,000	265,751

Total revenues.............	1,690,099	108,000	22,140	22,059	1,842,298
Interest expense ….......	1,262,672	--	252,010	--	1,514,682
Depreciation	--	--	--	14,941	14,941
Income tax expense (2)	2,400	--	--	1,600	4,000
Contributed net income (loss) (2)......	$(1,775,337)	$108,000	$(229,932)	$(548,339)	$(2,445,608)

Identifiable assets.........	$32,946,145	$28,836,834	$2,220,869	$401,756	$64,405,604

	Six Months Ended June 30 , 2001

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$1,763,468	$--	$22,005	$72,787	$1,858,260
Net loss on securities	--	--	(3,197,500)	(939,030)	(4,136,530)
Other income................	96,537	111,083	(30,972)	--	176,648

Total revenues.......	1,860,005	111,083	(3,206,467)	(866,243)	(2,101,622)
Interest expense ….......	1,390,289	--	249,939	--	1,640,228
Depreciation and amortization …….	19,550	--	190,083	12,048	221,681
Income tax (expense) benefit (2)	(3,200)	--	(800)	19,945	15,945
Contributed net income (loss) (2)......	$171,798	$111,083	$(3,709,039)	$(2,136,479)	$(5,562,637)

Identifiable assets.........	$38,851,589	$29,770,621	$6,888,582	$2,899,805	$78,410,597

(1)	The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.
(2)	Corporate overhead and income tax expense are not generally allocated between segments and are included in the Other segment.

                    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    The following is a discussion and analysis of the consolidated financial condition of the Company at June 30, 2002, and results of operations for the Company for the three and six months ended June 30, 2002 and 2001, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Form 10-KSB and the unaudited consolidated financial statements and related notes appearing elsewhere herein.

Overview

                    As described herein, the Company has engaged in only limited operations since the second half of 2000. As a result of the Company’s loss of servicing activities, the Company’s liquidity issues and other factors, management plans to dissolve the Company, through dissolution procedures under Delaware Law, bankruptcy proceedings or otherwise.

                    The Company was a specialty financial services company. The Company’s financial statements consolidate the assets, liabilities and operations of Allegiance, DPFC and Ventures. The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. Subsequent to February 1997, the Company became a more broadly-based specialty financial services company.

                    Information regarding the revenues, contributed net income (loss) and identifiable assets for each of the Company’s business segments is contained in Note 8 of the Condensed Notes to Consolidated Financial Statements. See the Company’s Form 10-KSB for a discussion of accounting policies critical to the Company’s businesses.

Results of Operations for the Company

                    Total Revenues. Total revenues amounted to $901,000 during the three months ended June 30, 2002 compared to $181,000 during the same period in 2001. Total revenues increased primarily because the Company reported a $729,000 loss on securities for the three months ended June 30, 2001, compared to a $16,000 gain on securities for the three months ended June 30, 2002. See "Results of Operations by Segment-- Ventures-- Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001-- Net Gain (Loss) on Securities." Offsetting the increase in total revenues for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was a $138,000 decline in interest income primarily related to Allegiance. See "Results of Operations by Segment-- Allegiance-- Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001-- Interest Income." Total revenues amounted to $1.8 million during the six months ended June 30, 2002 compared to negative $2.1 million during the same period in 2001. Total revenues increased primarily because the Company reported a $4.1 million loss on securities for the six months ended June 30, 2001, compared to a $22,000 gain on securities for the six months ended June 30, 2002. See "Results of Operations by Segment-- Ventures-- Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001-- Net Gain (Loss) on Securities" and "Results of Operations by Segment-- Other-- Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001-- Loss on Securities." Offsetting the increase in total revenues for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was a $304,000 decline in interest income primarily related to Allegiance. See "Results of Operations by Segment-- Allegiance-- Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001-- Interest Income."

                    Total Expenses. Total expenses were $3.0 million and $1.7 million for the three months ended June 30, 2002 and 2001, respectively, and $4.3 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively. The increase in total expenses was due to a $2.0 million impairment expense recognized in connection with the assets of two of the non-performing loans acquired by Allegiance and the assets of another borrower acquired by Allegiance via foreclosure. See "Results of Operations by Segment-- Allegiance-- Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001-- Other General and Administrative Expenses." Offsetting this increase was a decline in total expenses due to a reduction in compensation and benefits and other general and administrative expenses as a result of scaled-back activities and a decrease in legal expenses related to litigation and arbitration proceedings, which were settled in March 2002. See "Results of Operations by Segment-- Other-- Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001-- Other General and Administrative Expenses."

Results of Operations by Segment

Allegiance

                    At June 30, 2002, four loans, two of which were included in assets held for sale, were on non-accrual status. As a result of the non-accrual status loans, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.4 million as of June 30, 2002) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At June 30, 2002, the weighted-average interest rate on the revolving certificates was 8.1%.

                    Since the expiration of the Allegiance Financing in December 2000, Allegiance and the Investors have executed certain amendment and waiver agreements providing Allegiance additional time to resolve its non-performing loans and retire the revolving debt. On August 5, 2002, as a result of the continuing defaults under the Allegiance Financing, the Investors terminated Point West Capital and Allegiance Capital as servicers. The Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance Financing. If the Investors were to liquidate the collateral, there is no assurance that the proceeds would be sufficient to repay the outstanding debt issued under the Allegiance Financing. To the extent that any liquidation proceeds from the collateral are less than the current carrying value of that collateral, the value of the unrated revolving and term certificates held by Allegiance Funding would be adversely affected. See the Company’s Form 10-KSB for further discussion regarding the defaults under the Allegiance Financing and the certificates held by Allegiance Funding. To the extent that the loans remain on non-accrual status, Allegiance Capital does not anticipate receiving interest income it would have received if the loans were performing. As a result of the Investors terminating Point West Capital and Allegiance Capital as servicers, the Company’s liquidity issues and other factors, Point West Capital and Allegiance Capital will not be able to continue future operations.

                    Repayment of the debt outstanding under the Allegiance Financing is an obligation solely of Allegiance Trust I. Neither Point West Capital, Allegiance Capital, Allegiance Funding nor Allegiance Management guaranteed repayment of the revolving or term certificates and none is required to fund any principal or interest deficiencies which may arise thereunder.

                    As a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by

Allegiance) ceased in November 2000. Between January and October 2000, such payments averaged $42,000 a month. As a result of, among other things, certain amendment and waiver agreements, reduced monthly cash flow payments to Point West Capital and Allegiance resumed in May 2001. From January 2002 through June 2002, these payments, which are subordinate to other payments under the Allegiance Financing, averaged $6,000 per month. However, these payments ended in August 2002 as a result of the termination notice referred to above.

                    In the first quarter of 2002, Allegiance Capital entered into an agreement to sell a funeral home it had acquired in connection with a defaulted loan. The sale closed on March 28, 2002.

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

                    Interest Income. Interest income declined to $744,000 during the three months ended June 30, 2002 from $854,000 during the same period in 2001 and declined to $1.5 million during the six months ended June 30, 2002 from $1.8 million during the same period in 2001. The decline was primarily due to non-performing loans, which were in default and on non-accrual status. During the three and six months ended June 30, 2002, the weighted-average interest rate earned on the loans was 8.2% and 8.5%, respectively, and the weighted-average principal amounts outstanding was $35.3 million, compared to the weighted-average interest rate of 8.9% and the weighted-average principal amounts outstanding of $37.6 million and $37.7 million, respectively, during the three and six months ended June 30, 2001. For purposes of the weighted average interest rate and weighted average principal outstanding calculations for the three and six months ended June 30, 2002, four non-performing loans (including two which are included in assets held for sale) in the aggregate principal amounts of $5.3 million have been included in the calculations to the extent they were performing during that period. For purposes of the weighted average interest rate and weighted average principal outstanding calculations for the three and six months ended June 30, 2001, two non-performing loans in the aggregate principal amounts of $3.9 million have been included to the extent they were performing during that period. Allegiance cannot predict at this time whether the loans currently on non-accrual status will remain on non-accrual status. To the extent that the loans remain on non-accrual status, Allegiance does not anticipate receiving all interest income it would have received had the loans been performing.

                    Other Income. Other income was $66,000 during the three months ended June 30, 2002 and resulted primarily from additional proceeds in the amount of $43,000 received on a gain on the sale of a funeral home held by Allegiance. Other income was $1,000 during the three months ended June 30, 2001. Other income was $138,000 during the six months ended June 30, 2002 and resulted primarily from a $100,000 gain on the sale of a funeral home held by Allegiance discussed above. Other income was $97,000 during the six months ended June 30, 2001 and resulted primarily from the recognition of previously deferred net hedging gains related to the Allegiance loans upon adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. At June 30, 2002, Allegiance had no hedging relationships.

                    Interest Expense. Interest expense declined to $628,000 during the three months ended June 30, 2002 from $691,000 during the three months ended June 30, 2001 and declined to $1.3 million during the six months ended June 30, 2002 from $1.4 million during the six months ended June 30, 2001, due to principal payments on the outstanding certificates and lower interest rates. During the three and six months ended June 30, 2002, the weighted-average interest rate under the Allegiance Financing was 8.2% and 8.1%, respectively, compared to 8.5% during the three and six months ended June 30, 2001. During the three and six months ended June 30, 2002, the weighted-average borrowings were $30.8 million and $31.0 million, respectively, compared to the weighted-average borrowings of $32.6 million and $32.8 million, respectively, during the three and six months ended June 30, 2001. The Allegiance Financing terminated in December 2000. However, amounts borrowed under the Allegiance Financing remain outstanding.

                    Compensation and Benefits. Compensation and benefits declined to $40,000 during the three months ended June 30, 2002 from $55,000 during the same period in 2001 and declined to $87,000 during the six months ended June 30, 2002 from $113,000 during the same period in 2001. Allegiance had no employees at June 30, 2002 and two employees at June 30, 2001. Compensation and benefits for both periods reflects an intercompany charge for services preformed by Point West Capital employees on behalf of Allegiance.

                    Other General and Administrative Expenses. Other general and administrative expenses were $2.1 million and $57,000 for the three months ended June 30, 2002 and 2001, respectively and $2.1 million and $162,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in total expenses was due to a $2.0 million impairment expense recognized in connection with the assets of two of the non-performing loans acquired by Allegiance and the assets of another borrower acquired by Allegiance via foreclosure. Offsetting such increase during the 2002 periods was a decline due primarily to a reduction in expenses resulting from Allegiance’s suspended lending activities.

Viatical Settlements

                    The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.

Recent Developments and Certain Accounting Implications for DPFC

                    As a result of the imminent default of DPFC under the terms of the Securitized Notes, Point West Capital and the Noteholders entered into an agreement in March 2000 that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders were required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections were insufficient. Under the DPFC Agreement, Point West Capital continued to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. On June 30, 2002, Point West Capital and the Noteholders entered into an agreement (the "Letter Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the Letter Agreement, Point West Capital will continue to act as servicer through September 30, 2002 for a reduced fee of $15,000 per month. It is anticipated that, on September 30, 2002, Point West Capital will be replaced as servicer and the Noteholders or their designee will purchase the DPFC outstanding stock from Point West Capital for a nominal amount.

                    As a result of the DPFC Agreement, the Company will not recognize any future gain or loss related to DPFC until the Noteholders purchase the DPFC stock pursuant to the DPFC Agreement. The Company expects to recognize a pre-tax (non-cash) gain in an amount approximately equal to the $4.6 million accumulated deficit of DPFC on September 30, 2002. Additionally, when the DPFC stock is purchased or DPFC is liquidated, the Company may have income tax liability associated with the gain from debt forgiveness. The Company may be able to use carryforward losses to offset such liability, unless the carryforward losses have been previously utilized. Since March 2000 the Company has recognized the $18,000 monthly servicing fee ($54,000 per quarter) paid to Point West Capital as other income in the consolidated statement of operations.

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

                    The Company expects the SBA to liquidate the assets of Point West Ventures in an orderly manner. Point West Ventures’ assets are carried at estimated fair value as of December 31, 2001. The Company does not anticipate any future changes to the carrying values unless the SBA liquidates some assets or the Company learns that the assets should be written down further. If assets are liquidated or the Company receives information from the SBA indicating further write-downs are necessary, the Company will record any subsequent reduction in liquidation value in the consolidated balance sheet and statement of operations in the appropriate period. Future revenues and expenses associated with Point West Ventures (including gains and losses in respect of liquidated assets, accrued interest and fees) will continue to be recognized in the consolidated statement of operations until the receivership is terminated and Point West Ventures is dissolved.

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

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

                    Net Gain (Loss) on Securities. Ventures reported a $16,000 gain on securities for the three months ended June 30, 2002 compared to a $729,000 loss on securities for the three months ended March 31, 2001. The gain on securities for the period ended June 30, 2002 resulted from the sale of marketable securities held in one company. The loss on securities during the three months ended June 30, 2001 was primarily due to the write-down or write-off of impaired investments in four different companies as a result of the financial deterioration of the investees. Ventures reported a $22,000 gain on securities for the six months ended June 30, 2002 compared to a $3.2 million loss on securities for the six months ended June 30, 2001. The gain on securities for the period ended June 30, 2002 resulted from the sale of marketable securities held in two companies. The loss on securities during the six months ended June 30, 2001 was primarily due to the write-down or write-off of impaired investments in nine different companies as a result of the financial deterioration of the investees. As a result of the SBA receivership discussed above in "Certain Accounting Implications for Ventures," the Company does not anticipate any further changes in the carrying values of investments in marketable and non-marketable securities held by

Ventures unless the SBA informs Ventures of a liquidation or the Company learns that the assets should be written down further.

                    Interest Expense. Interest expense was $126,000 during both the three months ended June 30, 2002 and 2001 and $252,000 during the six months ended June 30, 2002 compared to $250,000 during the six months ended June 30, 2001. During all periods the weighted-average interest rate on the funds borrowed from the SBA was 7.8% and the weighted-average borrowings were $6.5 million.

Other

                    The Other segment includes results attributable to Point West Capital and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the "Other" segment and has not been allocated. As of June 30, 2002, PWS was no longer included in the Company’s consolidated financial statements. The Company sold PWS during the second quarter of 2002 for $20,000. PWS’ operations have been reflected in the Statement of Operations through June 30, 2002. Activities for PWS were immaterial during the six months ended June 30, 2002 and 2001.

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

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

                    Other Income. Other income was $20,000 for the three months ended June 30, 2002 due to the sale of PWS. No other income was recognized during the 2001 periods.

                    Compensation and Benefits. Compensation and benefits declined to $78,000 during the three months ended June 30, 2002 from $232,000 during the three months ended June 30, 2001 and declined to $260,000 during the six months ended June 30, 2002 from $555,000 during the six months ended June 30, 2001 due to employee layoffs and attrition. Bradley N. Rotter and Alan B. Perper ceased to be employed by the Company in 2002. Both remain directors and Mr. Rotter remains the Chairman of the Board.

                    Other General and Administrative Expenses. Other general and administrative expenses declined to $57,000 during the three months ended June 30, 2002 from $286,000 during the three months ended June 30, 2001 and declined to $294,000 during the six months ended June 30, 2002 from $724,000 during the six months ended June 30, 2001. The decrease in such expenses was primarily due to a decrease in legal expenses related to litigation and arbitration proceedings, which were settled in March 2002. In addition, other general and administrative expenses decreased in the 2002 periods as a result of a cost-reduction program, which the Company established in the latter half of 2000.

Liquidity and Capital Resources

                    At June 30, 2002 the Company had $538,000 of cash and cash equivalents, $4,000 of investment securities and $2.1 million of non-marketable securities. For the six months ended June 30, 2002, the Company incurred a loss of $2.4 million, which resulted in a stockholders’ deficit of $7.0 million and increased accumulated deficit to $34.3 million. The Company expects to continue to incur losses. The Company has also experienced continuing negative cash flows from operations. Cash flows used in operating activities for the six months ended June 30, 2002 and 2001 were $187,000 and $306,000, respectively. As a result of the Company’s loss of servicing activities, the Company’s liquidity issues and other factors, management plans to dissolve the Company, through dissolution procedures under Delaware Law, bankruptcy proceedings or otherwise.

                    The Company is currently unable to predict its liquidity beyond September 30, 2002, which will be dependent on (i) the cash flow from the Company’s assets and (ii) the Company’s ability to terminate its present lease on satisfactory terms.

                    Management is assessing the dissolution of the Company. Were the Company to be liquidated it is uncertain whether any funds would be available to stockholders. The amount, if any, of funds available for stockholders would be dependent primarily on the value of the residual ownership in Allegiance upon any such liquidation.

            Point West Capital

                    At present, Point West Capital has no external funding source from which to fund its working capital and general corporate needs. At June 30, 2002, Point West Capital’s cash and cash equivalents was $311,000.

Allegiance

                    As of June 30, 2002, Allegiance had cash and cash equivalents of $720,000, of which $522,000 is restricted under the Allegiance Financing.

DPFC

                    It is anticipated that, on September 30, 2002, the Noteholders or their designee will purchase the DPFC stock for a nominal amount and Point West Capital will be replaced as servicer. Point West Capital, as servicer under the Securitized Notes, performs monitoring and collection activities for DPFC and incurs administrative costs associated with these activities. See "Results of Operations by Segment—Viatical Settlements—Recent Developments and Certain Accounting Implications for DPFC." Point West Capital is reimbursed for these costs subject to priority provisions contained in the Indenture. Principal, interest payments and other costs are payable solely from collections on policies pledged to secure the payment thereof and, with respect to costs, amounts provided by the Noteholders.

Ventures

                    As of June 30, 2002, Ventures had identifiable assets of $2.2 million, including $27,000 of cash, investment securities with an estimated fair value of $4,000, non-marketable securities with an estimated fair value of $2.1 million and $75,000 of accounts receivable. In February 2002, the SBA was appointed permanent receiver of Point West Ventures. The SBA has taken possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. See "Results of Operation by Segment—Ventures—Recent Developments" above for further information, including a discussion of the accounting implications of such a receivership.

                    Point West Ventures does not currently have sufficient cash to repay the SBA debentures. As of June 30, 2002, Point West Ventures’ identifiable assets were significantly less than the amounts owed under the SBA debentures, and it is virtually certain that proceeds from any asset disposition will be insufficient to repay all amounts owed to the SBA by Point West Ventures under the debentures. Any asset disposition proceeds will be used to satisfy amounts owed to the SBA under the debentures and to pay the costs of the receivership.

Forward Looking Statements

                    This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management’s Discussion and Analysis or Plan of Operation" relating to (1) the amount of any loss experienced in connection with loans made by Allegiance that are in default, (2) the amount of proceeds received if the Investors were to liquidate the collateral under the Allegiance Financing, (3) the amount of gain to be recognized on the purchase of DPFC stock, (4) sufficiency of the Company’s liquidity and capital resources (see "Liquidity and Capital Resources"), (5) the Company’s ability to terminate its present lease on satisfactory terms and (6) the consequences of Point West Ventures’ default under its SBA borrowings and the receivership. Such statements are based on management’s belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) the Investors’ ability to foreclose on the collateral and realize an amount on foreclosure at least equal to the carrying value of the Allegiance loans which are currently in default, (2) the continuing ability of borrowers to perform under loans previously made by Allegiance and factors such as general economic conditions that would affect such ability, (3) the Investors’ ability to sell the collateral under the Allegiance Financing at the current carrying value and market conditions at the time of any such sale, (4) actions taken by the Investors with respect to the current or any future default under the Allegiance Financing, (5) actions taken by the Noteholders with respect to the purchase of DPFC, (6) the commencement of any additional arbitration or litigation proceedings by or against the Company or its subsidiaries, (7) the Company’s ability to come to an agreement with its current landlord and (8) actions taken by the SBA with respect to Point West Ventures, including any manner of liquidation.

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

                    See "Management’s Discussion and Analysis or Plan of Operation--- Liquidity and Capital Resources--- Ventures" and "Management’s Discussion and Analysis or Plan of Operation--- Results of Operations by Segment--- Allegiance."

Item 6. Exhibits and Reports on Form 8-K

(a)                             Exhibits:

    Number        Description

10.1

Letter Agreement dated June 30, 2002 among Point West Capital Corporation, Dignity Partners Funding Corp. I, Bankers Trust Company, Heller Financial, Inc., The Lincoln National Life Insurance Company and First Penn-Pacific Life Insurance Company.

10.2	Servicer Termination Notice dated August 5, 2002
10.3	Special Servicer Termination Notice dated August 5, 2002

(b)                             Reports on Form 8-K filed during the quarter ended June 30, 2002:

                None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT WEST CAPITAL CORPORATION

Dated:    August 14, 2002

/s/ John Ward Rotter

John Ward Rotter
Chief Executive Officer
(Authorized Officer)

Dated:    August 14, 2002

/s/ Joanna L. Zesiger

Joanna L. Zesiger
Chief Financial Officer
(Principal Financial and Accounting Officer)