Form 10QSB
period 2002-09-30
POINT WEST CAPITAL CORP
filed 2002-11-15
CIK 1002813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

At October 31, 2002, there were 3,352,624 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes (   )    No (X )

POINT WEST CAPITAL CORPORATION

INDEX

Part I	Financial Information	Page
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheet September 30, 2002	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	3
	Condensed Notes to Consolidated Financial Statements	4-9
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10-17
Part II	Other Information

Item 1.	Legal Proceedings	18

Item 3.	Defaults Upon Senior Securities	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

                                                                       (i)

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOIDATED BALANCE SHEET

September 30,
ASSETS	2002

(unaudited)

Cash and cash equivalents	$515,197
Restricted cash	583,938
Investment securities:
Available- for- sale	3,897
Loans receivable, net of unearned income of $417,000
and an allowance for loan losses of $240,000	29,642,626
Non-marketable securities	2,113,018
Furniture and equipment, net of accumulated
depreciation of $75,413	2,000
Assets held for sale	1,327,713
Other assets	427,868

Total assets	$34,616,257

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accrued interest expense	$676,422
Accounts payable	360,531
Revolving certificates	8,147,819
Term certificates	21,606,118
Debenture payable	6,500,000

Total liabilities	37,290,890

Stockholders' deficit:
Common stock, $0.01 par value; 15,000,000 authorized shares,
4,391,124 shares issued and 3,352,624 shares outstanding	43,911
Additional paid-in-capital	30,091,689
Accumulated deficit	(29,936,202)
Treasury stock, 1,038,500 shares	(2,874,032)

Total stockholders' deficit	(2,674,634)

Total liabilities and stockholders' deficit	$34,616,256

See accompanying condensed notes to consolidated financial statements.
1

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
Interest income	$779,017	$876,914	$2,333,448	$2,735,174
Net loss (gain) on securities	--	(2,664,369)	22,116	(6,800,899)
Other	126,001	69,510	391,752	246,158

Total revenues	905,018	(1,717,945)	2,747,316	(3,819,567)

Expenses:
Interest expense	743,734	803,012	2,258,416	2,443,240
Compensation and benefits	190,320	291,490	537,905	958,847
Other general and administrative expenses	181,470	411,654	2,588,168	1,359,348
Amortization	--	9,775	--	219,408
Depreciation	32,127	8,628	47,068	20,676

Total expenses	1,147,651	1,524,559	5,431,557	5,001,519

Loss before income taxes	(242,633)	(3,242,504)	(2,684,241)	(8,821,086)
and extraordinary gain

Income tax expense	--	23,870	(4,000)	7,925

Loss before extraordinary gain	(242,633)	(3,266,374)	(2,688,241)	(8,829,011)

Extraordinary gain	4,601,278	--	4,601,278	--

Net income (loss)	$4,358,645	$(3,266,374)	$1,913,037	$(8,829,011)

Earnings per share - Basic and diluted:
Loss before extraordinary gain	(0.07)	(0.97)	(0.80)	(2.63)
Extraordinary gain	1.37	--	1.37	--

Net income (loss):	$1.30	$(0.97)	$0.57	$(2.63)

Weighted-average number of shares of common stock
outstanding	3,352,624	3,352,624	3,352,624	3,352,624
Weighted-average number of shares of common stock
and common stock equivalents outstanding	3,352,624	3,352,624	3,352,624	3,352,624

See accompanying condensed notes to consolidated financial statements.
2

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	="4"> For the Nine Months Ended September 30,
	2002		2001

	(unaudited)
Cash flows from operating activities:
Net income (loss)		$1,913,037	$(8,829,011)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		47,068	240,084
 Provision for loan losses
		2,001,771	(4,116)
Net (gain) loss on securities		(22,116)	6,800,899
Gain on sale of asset held for sale		(93,310)	--
Deferred tax asset		--	2,840
Extraordinary gain		(4,601,278)	--
Changes in operating assets and liabilities:
Collections on matured life insurance policies		--	1,741,017
Other assets		247,985	88,774
Unearned income		(83,156)	(138,390)
Accrued interest expense		371,806	(82,078)
Accounts payable		(95,793)	211,497
Accrued compensation payable		(204,869)	(310,481)

Net cash used in operating activities		(518,855)	(278,965)

Cash flows from investing activities:
Purchase of furniture and equipment		--	(31,794)
Increase in restricted cash		(27,255)	(188,931)
Proceeds from sale of investment and non-marketable securities		50,257	340,000
Proceeds from sale of asset held for sale		543,310	--
Principal payments on loans receivable		2,117,970	616,817

Net cash provided by investing activities		2,684,282	736,092

Cash flows from financing activities:
Principal payments on securitized notes payable		--	(1,622,602)
Principal payments on revolving certificates		(676,177)	(229,542)
Principal payments on term certificates		(1,552,284)	(550,854)

Net cash used in financing activities		(2,228,461)	(2,402,998)

Net decrease in cash and cash equivalents		(63,034)	(1,945,871)

Cash and cash equivalents, beginning of period		578,231	2,987,686

Cash and cash equivalents, end of period		$515,197	$1,041,815

Supplemental disclosures:
Supplemental disclosure of non-cash activities:
Unrealized gain on securities available for sale, net of tax		$--	$(3,788)
Supplemental disclosure of cash flow information:
Taxes paid		$4,500	$26,040
Cash paid for interest		$1,886,609	$2,520,127

See accompanying condensed notes to consolidated financial statements.
3

POINT WEST CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          General Description

            The unaudited consolidated financial statements of Point West Capital Corporation ("Point West Capital"), including its consolidated entities (collectively the "Company"), as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with Item 310(b) of Regulation S-B. Accordingly, such statements do not include all of the information and notes thereto that are included in the annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (the "Form 10-KSB").

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

            The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. Point West Capital serviced the life insurance policies held by DPFC through September 30, 2002. On September 30, 2002, a nominee of the Noteholders (as defined herein) purchased the DPFC stock for a nominal amount and Point West Capital was replaced as servicer. See "Management’s Discussion and Analysis or Plan of Operation-- Results of Operations by Segment-- Viatical Settlements-- Recent Developments and Certain Accounting Implications for DPFC." During 1997, the Company expanded its financial services business through the operations of Ventures and Allegiance. During 1998, the Company formed PWS, a broker-dealer licensed by the National Association of Securities Dealers, Inc. The operations of PWS have not been material to the Company. The Company sold PWS during the second quarter of 2002 for $20,000.

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

                    In October 2002, the Company terminated its lease and relocated to an office with 200 square feet  The new lease payment is $1,100 per month and the lease is on a month-by-month basis. The Company also terminated its employees and is employing personnel on an hourly basis as needed. The Company is continuing to work toward dissolution. One impediment has been receiving permission from the Investors to dissolve certain of the Allegiance entities and transfer the debt certificates held by Allegiance Funding. The Company is continuing to attempt to resolve these matters with the Investors (as defined herein), but no assurance can be given that a satisfactory resolution will be obtained. If it is, the Company plans to seek shareholder approval to dissolve the Company. If it is not, the Company may seek relief through a chapter 7 bankruptcy liquidation proceeding.

2.        Loans Receivable

            Loans receivable at September 30, 2002 consisted of 22 loans outstanding with an aggregate principal amount of $30.3 million, which bore a weighted-average fixed interest rate per annum of 9.4%. Principal and interest payments are due monthly on such loans, and such loans mature, subject to permitted prepayments, approximately fifteen years from the initial loan date. At September 30, 2002, two of the loans included in loans receivable in the aggregate amount of $1.4 million were on non-accrual status. At September 30, 2002, the allowance for losses on loans was $240,000.

3.        Assets Held for Sale

            Assets held for sale are carried at the lower of cost or estimated fair value less cost to sell. The assets held for sale as of September 30, 2002 consist of funeral homes, including two properties with an estimated fair value of $1.1 million purchased from two Allegiance borrowers during the first quarter of 2001 for a nominal amount. The assets acquired are subject to the mortgages in the amount of $3.9 million, which Allegiance holds. Also included in assets held for sale is $228,000, representing the estimated fair value of an additional funeral home that Allegiance acquired in February 2002 via foreclosure.

4.        Revolving and Term Certificates

            Through December 2000, Allegiance financed its loans receivable under a structured financing arrangement established in August 1998 (the "Allegiance Financing"). Under the Allegiance Financing, various classes of revolving and term certificates of Allegiance Trust I have been issued.

            As a result of loans made by Allegiance which became non-performing, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.2 million as of September 30, 2002) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At September 30, 2002, the weighted-average interest rate on the revolving certificates was 8.2%.

             On August 5, 2002, as a result of the continuing defaults under the Allegiance Financing, the consortium of insurance companies holding certificates issued under the Allegiance Financing (the "Investors") terminated Point West Capital and Allegiance Capital as servicers. The Investors could liquidate the collateral and apply the proceeds to retire amounts outstanding under the Allegiance

Financing. See the Company’s Form 10-KSB for further discussion regarding the defaults under the Allegiance Financing.

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

5.        Stockholders’ (Deficit) Equity

Changes in stockholders’ deficit during the first nine months of 2002 reflected the following:

Stockholders’ deficit, beginning of period .........	$ (4,587,671)
Net income ………………………....................	1,913,037

Stockholders’ deficit, end of period …………	$ (2,674,634))

       Changes in stockholders’ equity during the first nine months of 2001 reflected the following:

Stockholders’ equity, beginning of period …	$9,770,763
Comprehensive loss:
Net loss …………………………………	(8,829,011)
Other comprehensive loss: …..…………..
Net unrealized investment losses, net of tax benefit of $2,840.......	(3,788)

Comprehensive loss ………...….....	(8,832,799)

Stockholders’ equity, end of period ……........	$937,964

6.        Litigation

            In September 2002, an action was filed in Barbour County, Alabama against Point West Capital, Allegiance and other parties whom were named as co-defendants in an action seeking to collect unspecified damages for alleged fraud, conspiracy, breach of contract and breach of fiduciary duty. The litigation stems from an alleged defect in the property title transfer. Point West Capital and Allegiance believe the suit is without merit and will vigorously defend the suit in cooperation with the Title Insurance Company that insured the property sale transaction.

            In February 2000, Point West Ventures brought an action in Santa Clara County against Universal Access, Inc., certain of its directors and other parties seeking to collect for aggregate damages in the amount of $1 million for breach of contract, breach of fiduciary duty including breach of contract, misappropriation of trade secret, unjust enrichment, tortious interference, conspiracy and unfair competition. In accordance with its appointment as permanent receiver of Point West Ventures in February 2002, the Small Business Administration ("SBA") will make all decisions concerning the pursuit of the litigation.

6.

            In June 2001, Point West Ventures filed an action for fraud against Home Director, Inc. and Spencer Trask Ventures, Inc. seeking rescission of an agreement pursuant to which Point West Ventures purchased $500,000 of stock in Home Director, Inc. through Spencer Trask Ventures, Inc. Ventures is seeking to collect aggregate damages in the amount of $500,000. In accordance with its appointment as permanent receiver of Point West Ventures in February 2002, the SBA will make all decisions concerning the pursuit of the litigation.

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

            The following tables represent the Company’s results from segments for and financial positions as of the three months ended September 30, 2002 and 2001.

	Three Months Ended September 30, 2002

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$778,088	$--	$5	$924	$779,017
Gain on securities	--	--	--	--	--
Other income................	81,001	45,000	--	--	126,001

Total revenues.............	859,089	45,000	5	924	905,018
Interest expense ….......	617,729	--	126,005	--	743,734
Depreciation	--	--	--	32,127	32,127
Income tax expense	--	--	--	--	--
Extraordinary gain	--	4,601,278	--	--	4,601,278
Contributed net income (loss) (2)......	$16,010	$4,646,278	$(126,000)	(177,643)	$4,358,645

Identifiable assets.........	$32,067,176	$--	$2,218,349	$330,732	$34,616,257

	Three Months Ended September 30, 2001

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$845,530	$--	$2,458	$28,926	$876,914
Net loss on securities	--	--	(2,664,369)	--	(2,664,369)
Other income................	510	54,000	--	15,000	69,510

Total revenues.......	846,040	54,000	(2,661,911)	43,926	(1,717,945)
Interest expense ….......	675,972	--	127,040	--	803,012
Depreciation and amortization …….	9,775	--	--	8,628	18,403
Income tax benefit (expense) (2)	514	--	--	(24,384)	(23,870)
Contributed net income (loss) (2)......	$41,282	$54,000	$(2,811,390)	$(550,266)	$(3,266,374)

Identifiable assets.........	$38,375,399	$29,090,135	$3,516,314	$3,234,500	$74,216,348

            The following tables represent the Company’s results from segments for and financial positions as of the nine months ended September 30, 2002 and 2001.

	Nine Months Ended September 30, 2002

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$2,330,436	$--	$29	$2,983	$2,333,448
Gain on securities	--	--	22,116	--	22,116
Other income................	218,752	153,000	--	20,000	391,752

Total revenues.............	2,549,188	153,000	22,145	22,983	2,747,316
Interest expense ….......	1,880,401	--	378,015	--	2,258,416
Depreciation	--	--	--	47,068	47,068
Income tax expense (2)	2,400	--	--	1,600	4,000
Extraordinary gain	--	4,601,278	--	--	4,601,278
Contributed net (loss) income (2)......	$(1,759,327)	$4,754,278	$(355,932)	(725,982)	$1,913,037

Identifiable assets.........	$32,067,176	$--	$2,218,349	$330,732	$34,616,257

	Nine Months Ended September 30, 2001

	Allegiance	Viatical Settlements (1)	Ventures	Other	Total

Interest income.............	$2,608,998	$--	$24,463	$101,713	$2,735,174
Net loss on securities	--	--	(5,861,869)	(939,030)	(6,800,899)
Other income................	97,047	165,083	(30,972)	15,000	246,158

Total revenues.......	2,706,045	165,083	(5,868,378)	(822,317)	(3,819,567)
Interest expense ….......	2,066,261	--	376,979	--	2,443,240
Depreciation and amortization …….	29,325	--	190,083	20,676	240,084
Income tax (expense) (2)	(2,686)	--	(800)	(4,439)	(7,925)
Contributed net income (loss) (2)......	$213,080	$165,083	$(6,520,429)	$(2,686,745)	$(8,829,011)

Identifiable assets.........	$38,375,399	$29,090,135	$3,516,314	$3,234,500	$74,216,348

(1)	The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.
(2)	Corporate overhead and income tax expense are not generally allocated between segments and are included in the Other segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The following is a discussion and analysis of the consolidated financial condition of the Company at September 30, 2002, and results of operations for the Company for the three and nine months ended September 30, 2002 and 2001, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Form 10-KSB and the unaudited consolidated financial statements and related notes appearing elsewhere herein.

Overview

            As described herein, the Company has engaged in only limited operations since the second half of 2000. As a result of the Company’s loss of servicing activities, the Company’s liquidity issues and other factors, management plans to dissolve the Company, through dissolution procedures under Delaware Law, bankruptcy proceedings or otherwise.

            In October 2002, the Company terminated its lease and relocated to an office with 200 square feet. The new lease payment is $1,100 per month and the lease is on a month-by-month basis. In connection with the early termination, the Company paid $68,000 and was released from any future liability. The Company also terminated its employees and is employing personnel on an hourly basis as needed. The Company is continuing to work toward dissolution. One impediment has been receiving permission from the Investors to dissolve certain of the Allegiance entities and transfer the debt certificates held by Allegiance Funding. The Company is continuing to attempt to resolve these matters with the Investors, but no assurance can be given that a satisfactory resolution will be obtained. If it is, the Company plans to seek shareholder approval to dissolve the Company. If it is not, the Company may seek relief through a chapter 7 bankruptcy liquidation proceeding. In either case, the only significant assets of the Company are the debt certificates held by Allegiance. Because of the uncertainties regarding the non-performing loans, the Company cannot predict the value of these assets.

            The Company was a specialty financial services company. The Company’s financial statements consolidate the assets, liabilities and operations of Allegiance and Ventures. The principal business activity of the Company through February 1997 was to provide viatical settlements for terminally ill persons. Subsequent to February 1997, the Company became a more broadly-based specialty financial services company.

            Information regarding the revenues, contributed net income (loss) and identifiable assets for each of the Company’s business segments is contained in Note 7 of the Condensed Notes to Consolidated Financial Statements. See the Company’s Form 10-KSB for a discussion of accounting policies critical to the Company’s businesses.

Results of Operations for the Company

            Total Revenues. Total revenues amounted to $905,000 during the three months ended September 30, 2002 compared to negative $1.7 million during the same period in 2001. Total revenues increased primarily because the Company reported a $2.7 million loss on securities for the three months ended September 30, 2001. No net gain or loss on securities was reported for the three months ended September 30, 2002. See "Results of Operations by Segment-- Ventures-- Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001-- Net Gain (Loss) on Securities." Offsetting the increase in total revenues for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was a $98,000 decline in interest income primarily related to Allegiance. See "Results of Operations by Segment-- Allegiance-- Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001-- Interest Income." Total revenues amounted to $2.7 million during the nine months ended

September 30, 2002 compared to negative $3.8 million during the same period in 2001. Total revenues increased primarily because the Company reported a $6.8 million loss on securities for the nine months ended September 30, 2001, compared to a $22,000 gain on securities for the nine months ended September 30, 2002. See "Results of Operations by Segment-- Ventures-- Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001-- Net Gain (Loss) on Securities" and "Results of Operations by Segment-- Other-- Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001-- Loss on Securities." Offsetting the increase in total revenues for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was a $402,000 decline in interest income primarily related to Allegiance. See "Results of Operations by Segment-- Allegiance-- Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001-- Interest Income."

            Total Expenses. Total expenses were $1.2 million for the three months ended September 30, 2002 compared to $1.5 million for the three months ended September 30, 2001 due to a reduction in compensation and benefits and other general and administrative expenses as a result of scaled-back activities and a decrease in legal expenses related to litigation and arbitration proceedings, which were settled in March 2002. See "Results of Operations by Segment-- Other-- Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001-- Other General and Administrative Expenses." Total expenses were $5.4 million for the nine months ended September 30, 2002 compared to $5.0 million for the nine months ended September 30, 2001 due to a $2.0 million impairment expense recognized in connection with the assets of two of the non-performing loans acquired by Allegiance and the assets of another borrower acquired by Allegiance via foreclosure. See "Results of Operations by Segment-- Allegiance-- Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001-- Other General and Administrative Expenses." Offsetting this increase was a decline in total expenses due to a reduction in compensation and benefits and other general and administrative expenses as a result of scaled-back activities and a decrease in legal expenses related to litigation and arbitration proceedings, which were settled in March 2002. See "Results of Operations by Segment-- Other-- Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001-- Other General and Administrative Expenses."

            Extraordinary Gain. The Company recognized an extraordinary gain on debt forgiveness in the amount of $4.6 million in connection with the purchase by a a nominee of the holders of the Securitized Notes (the "Noteholders") of the DPFC outstanding stock from Point West Capital. See "Results of Operations by Segment-- Viatical Settlements-- Recent Developments and Certain Accounting Implications for DPFC" below.

Results of Operations by Segment

Allegiance

            At September 30, 2002, four loans, two of which were included in assets held for sale, were on non-accrual status. As a result of the non-accrual status loans, Allegiance was unable to access further debt under the Allegiance Financing beginning on October 30, 2000. The Allegiance Financing expired in December 2000. Allegiance has no source of funding available to make additional loans. In addition, Allegiance was unable to convert to term certificates or otherwise repay $9.1 million ($8.2 million as of September 30, 2002) of revolving certificates issued under the Allegiance Financing. As a result, the interest payable under the revolving certificates increased by 1% per annum, effective February 15, 2001. The revolving certificates bear interest at fixed and variable rates based on the one-year U.S. Treasury yield and one-month LIBOR. At September 30, 2002, the weighted-average interest rate on the revolving certificates was 8.2%.

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

            As a result of the non-performing loans, monthly cash flow payments to Point West Capital (for servicing fees) and to Allegiance (for servicing fees and interest owed on debt certificates held by Allegiance) ceased in November 2000. Between May 2001 and August 2002, the payments resumed at a reduced level, but the fees for servicing ended in August 2002 as a result of the termination notice referred to above. Because the payments for interest on debt certificates held by Allegiance are subordinate to other payments under the Allegiance Financing, these payments have not been made. Until a resolution of the non-performing loans is obtained, the Company cannot predict whether the payments for interest on debt certificates will resume or at what level they will resume.

            In the first quarter of 2002, Allegiance Capital entered into an agreement to sell a funeral home it had acquired in connection with a defaulted loan. The sale closed on March 28, 2002.

Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

            Interest Income. Interest income declined to $778,000 during the three months ended September 30, 2002 from $846,000 during the same period in 2001 and declined to $2.3 million during the nine months ended September 30, 2002 from $2.6 million during the same period in 2001. The decline was primarily due to non-performing loans, which were in default and on non-accrual status. During the three and nine months ended September 30, 2002, the weighted-average interest rate earned on the loans was 8.6% and the weighted-average principal amounts outstanding were $34.5 million and $35.1 million, respectively, compared to the weighted-average interest rate of 8.9% and the weighted-average principal amounts outstanding were $37.3 million and $37.5 million, respectively, during the three and nine months ended September 30, 2001. For purposes of the weighted average interest rate and weighted average principal outstanding calculations for the three and nine months ended September 30, 2002, four non-performing loans (including two which are included in assets held for sale) in the aggregate principal amounts of $5.3 million have been included in the calculations to the extent they were performing during that period. For purposes of the weighted average interest rate and weighted average principal outstanding calculations for the three and nine months ended September 30, 2001, two non-performing loans in the aggregate principal amounts of $3.9 million have been included to the extent they were performing during that period. Allegiance cannot predict at this time whether the loans currently on non-accrual status will remain on non-accrual status. To the extent that the loans remain on non-accrual status, Allegiance does not anticipate receiving all interest income it would have received had the loans been performing.

            Other Income. Other income was $81,000 during the three months ended September 30, 2002 and resulted primarily from a prepayment fee related to one loan. Other income was $510 during the three months ended September 30, 2001. Other income was $219,000 during the nine months ended September 30, 2002 and resulted primarily from a $100,000 gain on the sale of a funeral home held by Allegiance and the prepayment fee discussed above. Other income was $97,000 during the nine months ended September 30, 2001 and resulted primarily from the recognition of previously deferred net hedging gains related to the Allegiance loans upon adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. At September 30, 2002, Allegiance had no hedging relationships.

            Interest Expense. Interest expense declined to $618,000 during the three months ended September 30, 2002 from $676,000 during the three months ended September 30, 2001 and declined to $1.9 million during the nine months ended September 30, 2002 from $2.1 million during the nine months ended September 30, 2001, due to principal payments on the outstanding certificates and lower interest rates. During the three and nine months ended September 30, 2002, the weighted-average interest rate under the Allegiance Financing was 8.2% compared to 8.4% during the three and nine months ended September 30, 2001. During the three and nine months ended September 30, 2002, the weighted-average borrowings were $30.2 million and $30.7 million, respectively, compared to the weighted-average borrowings of $32.4 million and $32.7 million, respectively, during the three and nine months ended September 30, 2001. The Allegiance Financing terminated in December 2000. However, amounts borrowed under the Allegiance Financing remain outstanding.

            Compensation and Benefits. Compensation and benefits declined to $40,000 during the three months ended September 30, 2002 from $92,000 during the same period in 2001 and declined to $127,000 during the nine months ended September 30, 2002 from $205,000 during the same period in 2001. Allegiance had no employees at September 30, 2002 and two employees at September 30, 2001. Compensation and benefits for both periods reflects an intercompany charge for services preformed by Point West Capital employees on behalf of Allegiance.

            Other General and Administrative Expenses. Other general and administrative expenses were $185,000 and $28,000 for the three months ended September 30, 2002 and 2001, respectively. The increase in other general and administrative expenses was due to legal expenses related to the Allegiance Financing and loans that are in default. Offsetting such increase during the 2002 periods was a decline due primarily to a reduction in expenses resulting from Allegiance’s suspended lending activities. Other general and administrative expenses were $2.3 million and $190,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in other general and administrative expenses was due to a $2.0 million impairment expense recognized in connection with the assets of two of the non-performing loans acquired by Allegiance and the assets of another borrower acquired by Allegiance via foreclosure.

Viatical Settlements

            The Viatical Settlements segment includes results of operations in connection with viatical settlements for DPFC and Point West Capital.

Recent Developments and Certain Accounting Implications for DPFC

            On September 30, 2002, Point West Capital was replaced as servicer and a nominee of the Noteholders purchased the DPFC outstanding stock from Point West Capital for a nominal amount. Accordingly, Point West Capital will no longer consolidate the operations of DPFC.

            In 1995, DPFC issued its Senior Viatical Settlement Notes, Series 1995-A with a stated maturity of March 10, 2005 (the "Securitized Notes"). As a result of the imminent default of DPFC under the terms of the Securitized Notes, Point West Capital and the Noteholders entered into an agreement in March 2000 (the "DPFC Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the DPFC Agreement, the Noteholders were required to provide funds through June 30, 2002 to pay servicing fees, premiums and certain other costs of DPFC in the event policy collections were insufficient. Under the DPFC Agreement, Point West Capital continued to act as servicer for a fee of $18,000 per month for the period March 2000 through June 2002. On June 30, 2002, Point West Capital and the Noteholders entered into an agreement (the "Letter Agreement") that amended certain of the terms of the Securitized Notes. Pursuant to the Letter Agreement, Point West Capital continued to act as servicer through September 30, 2002 for a reduced fee of $15,000 per month.

            As of September 30, 2002, DPFC was no longer included in the Company’s consolidated financial statements. As a result of the DPFC Agreement, the Company did not recognize any gain or loss related to DPFC until the Noteholders purchased the DPFC stock. The Company recognized a non-cash gain in an amount equal to the $4.6 million accumulated deficit of DPFC on September 30, 2002. From March 2000 through June 2002 the Company recognized the $18,000 monthly servicing fee ($54,000 per quarter) paid to Point West Capital as other income in the consolidated statement of operations and from July 2002 through September 2002 the Company recognized the reduced $15,000 monthly servicing fee paid to Point West Capital as other income in the consolidated statement of operations.

    Ventures

            Certain Accounting Implications for Ventures

            In February 2002, the SBA was appointed permanent receiver of Point West Ventures. The SBA has taken possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. Upon conclusion of the receivership, Point West Ventures’ Small Business Investment Company license will be terminated.

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

Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

            Net Gain (Loss) on Securities. Ventures did not report a net gain (loss) on securities for the three months ended September 30, 2002. Ventures reported a $2.7 million loss on securities for the three months ended September 30, 2001. The loss on securities during the three months ended September 30, 2001 was primarily due to the write-down or write-off of impaired investments in five different companies as a result of the financial deterioration of the investees. Ventures reported a $22,000 gain on securities for the nine months ended September 30, 2002 compared to a $5.9 million loss on securities for the nine months ended September 30, 2001. The gain on securities for the period ended September 30, 2002 resulted from the sale of marketable securities held in two companies. The loss on securities during the nine months ended September 30, 2001 was primarily due to the write-down or write-off of impaired investments in eleven different companies as a result of the financial deterioration of the investees. As a result of the SBA receivership discussed above in "Certain Accounting Implications for Ventures," the Company does not anticipate any further changes in the carrying values of investments in marketable and non-marketable securities held by Ventures unless the SBA informs Ventures of a liquidation or the Company learns that the assets should be written down further.

            Interest Expense. Interest expense was $126,000 during the three months ended September 30, 2002 compared to $127,000 during the three months ended September 30, 2001 and $378,000 during the nine months ended September 30, 2002 compared to $377,000 during the nine months ended September 30, 2001. During all periods the weighted-average interest rate on the funds borrowed from the SBA was 7.8% and the weighted-average borrowings were $6.5 million.

Other

            The Other segment includes results attributable to Point West Capital and PWS. Except for compensation and benefit expenses clearly attributable to Allegiance, corporate overhead is included in the "Other" segment and has not been allocated. As of June 30, 2002, PWS was no longer included in the Company’s consolidated financial statements. The Company sold PWS during the second quarter of 2002 for $20,000. PWS’ operations have been reflected in the Statement of Operations through June 30, 2002. Activities for PWS were immaterial during the 2002 and 2001 periods.

Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

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

            Other Income. Other income was $20,000 for the nine months ended September 30, 2002 due to the sale of PWS. Other income was $15,000 for the three and nine months ended September 30, 2001 due to the sale of a telephone number.

            Compensation and Benefits. Compensation and benefits declined to $150,000 during the three months ended September 30, 2002 from $200,000 during the three months ended September 30, 2001 and declined to $411,000 during the nine months ended September 30, 2002 from $754,000 during the nine months ended September 30, 2001 due to employee layoffs and attrition. Bradley N. Rotter and Alan B. Perper ceased to be employed by the Company in 2002. Both remain directors and Mr. Rotter remains the Chairman of the Board.

            Other General and Administrative Expenses. Other general and administrative expenses declined to negative $4,000 during the three months ended September 30, 2002 from $361,000 during the three months ended September 30, 2001 and declined to $290,000 during the nine months ended September 30, 2002 from $1.1 million during the nine months ended September 30, 2001. The decrease in such expenses was primarily due to a decrease in legal expenses related to litigation and arbitration proceedings, which were settled in March 2002. In addition, other general and administrative expenses decreased in the 2002 periods as a result of a cost-reduction program, which the Company established in the latter half of 2000.

Liquidity and Capital Resources

            At September 30, 2002, the Company had $515,000 of cash and cash equivalents (including $207,000 held for the benefit of Allegiance Trust I as described below), $4,000 of investment securities and $2.1 million of non-marketable securities. For the nine months ended September 30, 2002, the Company incurred a $2.7 million loss before a $4.6 million extraordinary (non-cash) gain. At September 30, 2002, the Company had a stockholders’ deficit of $2.7 million and accumulated deficit of $30.0 million. The Company expects to continue to incur losses. The Company has also experienced continuing negative cash flows from operations due to limited operations and losses on securities. Cash flows used in operating activities for the nine months ended September 30, 2002 and 2001 were $519,000 and $279,000, respectively. As a result of the Company’s loss of servicing activities, the Company’s liquidity issues and other factors, management plans to dissolve the Company, through dissolution procedures under Delaware Law, bankruptcy proceedings or otherwise.

            The Company is currently unable to predict its liquidity beyond December 31,  2002, which will be dependent on the cash flow from the Company’s assets.

            Management is assessing the dissolution of the Company. Were the Company to be liquidated it is uncertain whether any funds would be available to stockholders. The amount, if any, of funds available for stockholders would be dependent primarily on the value of the residual ownership in Allegiance upon any such liquidation.

    Point West Capital

            At present, Point West Capital has no external funding source from which to fund its working capital and general corporate needs. At September 30, 2002, Point West Capital’s cash and cash equivalents was $278,000. At November 11, 2002, Point West Capital’s cash and cash equivalents was $149,000.

    Allegiance

            As of September 30, 2002, Allegiance had cash and cash equivalents of $821,000, of which $584,000 is restricted under the Allegiance Financing and $207,000 is held by Allegiance Trust I and not accessible to Allegiance Capital. As of November 11, 2002, Allegiance (excluding funds held by Allegiance Trust I) had cash and cash equivalents of $15,000.

    Ventures

            As of September 30, 2002, Ventures had identifiable assets of $2.2 million, including $27,000 of cash, investment securities with an estimated fair value of $4,000, non-marketable securities with an estimated fair value of $2.1 million and $75,000 of accounts receivable. In February 2002, the SBA was appointed permanent receiver of Point West Ventures. The SBA has taken possession and control of all of Point West Ventures’ assets for the purpose of liquidating Point West Ventures’ assets, satisfying claims of Point West Ventures’ creditors and pursuing causes of action available to Point West Ventures. See "Results of Operation by Segment—Ventures—Recent Developments" above for further information, including a discussion of the accounting implications of such a receivership.

            Point West Ventures does not currently have sufficient cash to repay the SBA debentures. As of September 30, 2002, Point West Ventures’ identifiable assets were significantly less than the amounts owed under the SBA debentures, and it is virtually certain that proceeds from any asset disposition will be insufficient to repay all amounts owed to the SBA by Point West Ventures under the debentures. Any asset disposition proceeds will be used to satisfy amounts owed to the SBA under the debentures and to pay the costs of the receivership.

Forward Looking Statements

            This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under "Management’s Discussion and Analysis or Plan of Operation" relating to (1) the amount of any loss experienced in connection with loans made by Allegiance that are in default, (2) the amount of proceeds received if the Investors were to liquidate the collateral under the Allegiance Financing, (3) sufficiency of the Company’s liquidity and capital resources (see "Liquidity and Capital Resources") and (4) the consequences of Point West Ventures’ default under its SBA borrowings and the receivership. Such statements are based on management’s belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (1) the Investors’ ability to foreclose on the collateral and realize an amount on foreclosure at least equal to the carrying value of the Allegiance loans which are currently in default, (2) the continuing ability of borrowers to perform under loans previously made by Allegiance and factors such as general economic conditions that would affect such ability, (3) the Investors’ ability to sell the collateral under the Allegiance Financing at the current carrying value and market conditions at the time of any such sale, (4) actions taken by the Investors with respect to the current or any future default under the Allegiance Financing, (5) the commencement of any additional arbitration or litigation proceedings by or against the Company or its subsidiaries and (6) actions taken by the SBA with respect to Point West Ventures, including any manner of liquidation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            In September 2002, an action was filed in Barbour County, Alabama against Point West Capital Corporation, Allegiance and other parties whom were named as co-defendants in an action seeking to collect unspecified damages for alleged fraud, conspiracy, breach of contract and breach of fiduciary duty. The litigation stems from an alleged defect in the property title transfer. Point West Capital and Allegiance believe the suit is without merit and will vigorously defend the suit in cooperation with the Title Insurance Company that insured the property sale transaction.

            In February 2000, Point West Ventures brought an action in Santa Clara County against Universal Access, Inc., certain of its directors and other parties seeking to collect for aggregate damages in the amount of $1 million for breach of contract, breach of fiduciary duty including breach of contract, misappropriation of trade secret, unjust enrichment, tortious interference, conspiracy and unfair competition. In accordance with its appointment as permanent receiver of Point West Ventures in February 2002, the Small Business Administration ("SBA") will make all decisions concerning the pursuit of the litigation.

            In June 2001, Point West Ventures filed an action for fraud against Home Director, Inc. and Spencer Trask Ventures, Inc. seeking rescission of an agreement pursuant to which Point West Ventures purchased $500,000 of stock in Home Director, Inc. through Spencer Trask Ventures, Inc. Ventures is seeking to collect aggregate damages in the amount of $500,000. In accordance with its appointment as permanent receiver of Point West Ventures in February 2002, the SBA will make all decisions concerning the pursuit of the litigation.

Item 3. Defaults Upon Senior Securities

            See "Management’s Discussion and Analysis or Plan of Operation-- Liquidity and Capital Resources-- Ventures" and "Management’s Discussion and Analysis or Plan of Operation-- Results of Operations by Segment-- Allegiance."

Item 6. Exhibits and Reports on Form 8-K

(a)                             Exhibits:

    Number        Description

10.1	Stock Assignment Agreement dated September 30, 2002 among Point West Capital Corporation and Broad Street Contract Services, Inc
10.2	Termination Agreement dated as of October 3, 2002 among Point West Capital Corporation, SKS/FBOP Associates, LLC and MyCFO, Inc.

(b)                             Reports on Form 8-K filed during the quarter ended September 30, 2002:

                                  None

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT WEST CAPITAL CORPORATION

Dated:    November 14, 2002

/s/ John Ward Rotter

John Ward Rotter
Chief Executive Officer
(Authorized Officer)

Dated:    November 14, 2002

/s/ Joanna L. Zesiger

Joanna L. Zesiger
Chief Financial Officer
(Principal Financial and Accounting Officer)